Form 10-Q
period 1995-03-31
BANYAN STRATEGIC REALTY TRUST
filed 1995-05-15
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995


                                       OR


(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to         .


                         Commission File Number 0-15465


                         Banyan Strategic Realty Trust
             (Exact name of Registrant as specified in its charter)


        Massachusetts                                             36-3375345
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


150 South Wacker Drive, Chicago, IL                                60606
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code             (312) 553-9800



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X .   NO    .



Shares of beneficial interest outstanding as of May 11, 1995:  10,471,102.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                      Consolidated      Consolidated

ASSETS                                    1995              1994

Cash and Cash Equivalents             $ 13,673,727      $ 14,769,170
Interest Receivable on
  Investments                              123,134            82,180
Interest Receivable on Mortgage
  Loans                                     55,015            55,106
Accounts Receivable                        102,887           107,672
Due from Affiliates                          ---             730,229
Investment Securities                    2,507,355         1,017,236
                                      ------------      ------------
                                        16,462,118        16,761,593
                                      ------------      ------------
Mortgage Loans Receivable (Net
  of unamortized discount of
  $1,722,096 and $1,808,716,
  respectively)                          5,204,104         5,136,229

Investment in Real Estate, at
  cost:
  Land                                   6,182,494         6,182,494
  Building                              33,152,589        33,152,589

  Building Improvements                  1,946,246         1,863,219
                                      ------------      ------------
                                        41,281,329        41,198,302
  Less: Accumulated Depreciation        (1,281,008)       (1,036,890)
                                      ------------      ------------
                                        40,000,321        40,161,412
                                      ------------      ------------

Investment in Real Estate
  Ventures                              10,685,348        10,697,791
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $69,350 and $21,411,
  respectively)                            803,181           793,649
Other Assets                               712,424           533,677
                                      ------------      ------------
Total Assets                          $ 73,867,496      $ 74,084,351
                                      ============      ============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Liabilities
Accounts Payable and Accrued
  Expenses                            $    636,282      $    802,335
Accrued Real Estate Taxes                  644,068           666,567
Mortgage Loans Payable                   7,859,492         7,900,695
Bond Payable                             5,500,000         5,500,000
Accrued Interest Payable                     ---              26,005
Unearned Revenue                            31,321            39,198
Security Deposit Liability                 215,202           203,659
Other Liability                            686,169           290,331
                                      ------------      ------------
Total Liabilities                       15,572,534        15,428,790
                                      ------------      ------------

Minority Interest in
  Consolidated Partnerships                216,965           214,849

Shareholders' Equity

Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 11,993,751
  Shares Issued                        106,662,313       106,662,313
Accumulated Deficit                    (41,218,367)      (40,855,652)
Treasury Shares at Cost,
  1,522,649 Shares                      (7,365,949)       (7,365,949)
                                      ------------      ------------
Total Shareholders' Equity              58,077,997        58,440,712
                                      ------------      ------------

Total Liabilities and Share-
  holders' Equity                     $ 73,867,496      $ 74,084,351
                                      ============      ============

Book Value Per Share of Bene-
  ficial Interest (10,471,102
  Shares Outstanding)                 $       5.55      $       5.58
                                      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                          Supplemental Information

                                           Investment       Investment
                                           Activities       Activities
ASSETS                                        1995             1994

Cash and Cash Equivalents                 $ 10,836,030     $ 13,077,182
Interest Receivable on
  Investments                                   60,342           58,422
Interest Receivable on Mortgage
  Loans                                         55,015           55,106
Accounts Receivable                            102,887          107,672
Due from Affiliates                              ---              ---
Investment Securities                        2,507,355        1,017,236
                                          ------------     ------------
                                            13,561,629       14,315,618
                                          ------------     ------------
Mortgage Loans Receivable (Net
  of unamortized discount of
  $1,722,096 and $1,808,716,
  respectively)                              5,204,104        5,136,229

Investment in Real Estate, at
  cost:
  Land                                       6,182,494        6,182,494
  Building                                  33,152,589       33,152,589
  Building Improvements                      1,946,246        1,863,219
                                          ------------     ------------
                                            41,281,329       41,198,302
  Less: Accumulated Depreciation            (1,281,008)      (1,036,890)
                                          ------------     ------------

                                            40,000,321       40,161,412
                                          ------------     ------------


Investment in Real Estate
  Ventures                                       ---              ---
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $69,350 and $21,411,
  respectively)                                803,181          793,649
Other Assets                                   608,320          408,353
                                          ------------     ------------
Total Assets                              $ 60,177,555     $ 60,815,261
                                          ============     ============


LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                                $    397,840     $    621,966
Accrued Real Estate Taxes                      644,068          666,567
Mortgage Loans Payable                       7,859,492        7,900,695
Bond Payable                                 5,500,000        5,500,000
Accrued Interest Payable                         ---             26,005
Unearned Revenue                                31,321           39,198
Security Deposit Liability                     215,202          203,659
Other Liability                                  ---              ---
                                          ------------     ------------
Total Liabilities                           14,647,923       14,958,090
                                          ------------     ------------

Minority Interest in
  Consolidated Partnerships                    216,965          214,849

The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                             Supplemental Information
                                         Foreclosed        Foreclosed
                                         Activities        Activities
ASSETS                                      1995              1994

Cash and Cash Equivalents               $  2,837,697      $  1,691,988
Interest Receivable on
  Investments                                 62,792            23,758
Interest Receivable on Mortgage
  Loans                                        ---               ---
Accounts Receivable                            ---               ---
Due from Affiliates                            ---             730,229

Investment Securities                          ---               ---
                                        ------------      ------------
                                           2,900,489         2,445,975
                                        ------------      ------------
Mortgage Loans Receivable                      ---               ---

Investment in Real Estate, at
  cost:

  Land                                         ---               ---
  Building                                     ---               ---
  Building Improvements                        ---               ---
                                        ------------      ------------
                                               ---               ---
  Less: Accumulated Depreciation               ---               ---
                                        ------------      ------------
                                               ---               ---
                                        ------------      ------------
Investment in Real Estate
  Ventures                                10,685,348        10,697,791
Deferred Financing Costs                       ---               ---
Other Assets                                 104,104           125,324
                                        ------------      ------------

Total Assets                            $ 13,689,941      $ 13,269,090
                                        ============      ============

LIABILITIES


Liabilities
Accounts Payable and Accrued
  Expenses                              $    238,442      $    180,369
Accrued Real Estate Taxes                      ---               ---
Mortgage Loans Payable                         ---               ---
Bond Payable                                   ---               ---
Accrued Interest Payable                       ---               ---
Unearned Revenue                               ---               ---
Security Deposit Liability                     ---               ---
Other Liability                              686,169           290,331
                                        ------------      ------------
Total Liabilities                            924,611           470,700
                                        ------------      ------------


Minority Interest in Consolidated
 Partnerships                                  ---               ---


The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                        Consolidated    Consolidated
INCOME                                      1995            1994

Income From Property Operating
  Activities:
  Industrial                            $   586,397     $   496,964
  Residential                               790,223         744,794
  Commercial                                686,128          74,673
                                        -----------     -----------
  Total Income From Property
    Operating Activities                  2,062,748       1,316,431
                                        -----------     -----------

Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans              246,820         233,950
  Income on Investments                     199,907         122,553
                                        -----------     -----------
  Total Income From Lending
    and Investing Activities                446,727         356,503
                                        -----------     -----------
Total Income                              2,509,475       1,672,934
                                        -----------     -----------
EXPENSES
Expenses from Property
Operating Activities:
  Operating Property Expenses                98,446          74,357
  Repairs and Maintenance                   170,659         149,494
  Real Estate Taxes                         211,983         183,598
  Interest Expense                          221,227          79,451
  Property Management Fees                   92,369          56,466
  Payroll Expense                           107,601         120,795
  Utilities Expense                         166,208         101,152
  Depreciation and
    Amortization                            251,359         146,865
                                        -----------     -----------
  Total Expenses From Property
    Operating Activities                  1,319,852         912,178
                                        -----------     -----------
Other Expenses:
  Shareholder Expenses                       43,548          57,945
  Trustees' Fees, Expenses
    and Insurance                           109,569         101,994
  Other Professional Fees                    58,523          74,640
  General and Administrative                403,302         325,406
  Amortization of Deferred Loan
    Fees and Financing Costs                 55,801          12,224
  Recovery of Losses on Loans,
    Notes and Interest Receivable
    and Class Action Settlement
    Costs and Expenses                     (155,834)       (134,986)
                                        -----------     -----------
  Total Other Expenses                      514,909         437,223
                                        -----------     -----------
Total Expenses                            1,834,761       1,349,401
                                        -----------     -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                           674,714         323,533

Minority Interest in
  Consolidated Partnerships                 (16,942)         (4,924)


Income (Loss) from Operations
  of Real Estate Ventures                    26,623             772
                                        -----------     -----------
Net Income (Loss)                       $   684,395     $   319,381
                                        ===========     ===========

Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Weighted Average
  Shares Outstanding)                   $      0.07     $      0.03
                                        ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

                                  Supplemental Information
                                   Investment     Investment
                                   Activities     Activities
                                       1995           1994
INCOME
Income From Property Operating
  Activities:
  Industrial                        $  586,397     $  496,964
  Residential                          790,223        744,794
  Commercial                           686,128         74,673
                                   -----------     ----------
  Total Income From Property
    Operating Activities             2,062,748      1,316,431
                                   -----------    -----------
Income From Lending and
  Investing Activities:

  Interest and Amortized
    Discount on Mortgage Loans         246,820        233,950
  Income on Investments                117,714         81,068
                                   -----------    -----------
  Total Income From Lending
    and Investing Activities           364,534        315,018
                                   -----------    -----------
Total Income                         2,427,282      1,631,449
                                   -----------    -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses           98,446         74,357
  Repairs and Maintenance              170,659        149,494
  Real Estate Taxes                    211,983        183,598
  Interest Expense                     221,227         79,451
  Property Management Fees              92,369         56,466
  Payroll Expense                      107,601        120,795
  Utilities Expense                    166,208        101,152
  Depreciation and
    Amortization                       251,359        146,865
                                   -----------    -----------
  Total Expenses From Property
    Operating Activities             1,319,852        912,178
                                   -----------    -----------
Other Expenses:
  Shareholder Expenses                   7,585          8,920
  Trustees' Fees, Expenses
    and Insurance                        6,000          6,625
  Other Professional Fees               30,482         51,954
  General and Administrative           273,165        225,332
  Amortization of Deferred
    Loan Fees and Financing
    Costs                               55,801         12,224
  Recovery of Losses on Loans,
    Notes and Interest
   Receivable and Class Action
   Settlement Costs and
   Expenses                              ---            ---
                                   -----------    -----------
  Total Other Expenses                 373,033        305,055
                                   -----------    -----------
Total Expenses                       1,692,885      1,217,233
                                   -----------    -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                      734,397        414,216

Minority Interest in
  Consolidated Partnerships            (16,942)        (4,924)

Income (Loss) from Operations
  of Real Estate Ventures                ---            ---
                                   -----------    -----------

Net Income (Loss)                  $   717,455    $   409,292
                                   ===========    ===========
Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Weighted Average
  Shares Outstanding)              $      0.07    $      0.04
                                   ===========    ===========
The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                                        Supplemental Information
                                       Foreclosed     Foreclosed
                                       Activities     Activities
                                          1995           1994
INCOME

Income From Property Operating
  Activities:
  Industrial                           $     ---      $     ---
  Residential                                ---            ---
  Commercial                                 ---            ---
                                       -----------    -----------
  Total Income From Property
    Operating Activities                     ---            ---
                                       -----------    -----------
Income From Lending and
  Investing Activities:

  Interest and Amortized
    Discount on Mortgage Loans               ---            ---
  Income on Investments                     82,193         41,485
                                       -----------    -----------
  Total Income From Lending
    and Investing Activities                82,193         41,485
                                       -----------    -----------
Total Income                                82,193         41,485
                                       -----------    -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses                ---            ---
  Repairs and Maintenance                    ---            ---
  Real Estate Taxes                          ---            ---
  Interest Expense                           ---            ---
  Property Management Fees                   ---            ---
  Payroll Expenses                           ---            ---
  Utilities Expense                          ---            ---
  Depreciation and Amortization              ---            ---
                                       -----------    -----------
  Total Expenses From Property
    Operating Activities                     ---            ---
                                       -----------    -----------
Other Expenses:
  Shareholder Expenses                      35,963         49,025
  Trustees' Fees, Expenses
    and Insurance                          103,569         95,369
  Other Professional Fees                   28,041         22,686
  General and Administrative               130,137        100,074
  Amortization of Deferred Loan
    Fees and Financing Costs                 ---            ---
  Recovery of Losses on Loans,
   Notes and Interest Receivable
   and Class Action Settlement
   Costs and Expenses                     (155,834)      (134,986)
                                       -----------    -----------
  Total Other Expenses                     141,876        132,168
                                       -----------    -----------

Total Expenses                             141,876        132,168
                                       -----------    -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                          (59,683)       (90,683)

Minority Interest in
  Consolidated Partnerships                  ---            ---


Income (Loss) from Operations
  of Real Estate Ventures                   26,623            772
                                       -----------    -----------
Net Income (Loss)                      $   (33,060)   $   (89,911)
                                       ===========    ============


Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Weighted Average
  Shares Outstanding)                  $       0.00   $     (0.01)
                                       ============   ============



The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                   (UNAUDITED)



                                  Shares of
                             Beneficial Interest           Accumulated         Treasury
                         Shares            Amount             Deficit          Shares            Total

Shareholders'
Equity,
December 31,
1994                   11,993,751       $106,662,313       $(40,855,652)     $(7,365,949)     $58,440,712


Net Income                  ---                ---              684,395            ---            684,395

Dividends
Paid                        ---                ---           (1,047,110)           ---         (1,047,110)
                      -----------       ------------       ------------      -----------      -----------

Shareholders'
Equity, March
31, 1995               11,993,751       $106,662,313       $(41,218,367)     $(7,365,949)     $58,077,997
                      ===========       ============       ============      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                      Consolidated   Consolidated
                                          1995           1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                    $   684,395    $    319,381
 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                  3,241          64,530
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                  (155,834)       (134,986)
   Depreciation and Amortization          307,160         159,089
   Amortization of Discount on
     Mortgage Loans Receivable            (86,620)        (72,734)
   Net Income From Operation of
     Real Estate Ventures                 (26,623)           (772)
   Minority Interest Participation
     in Consolidated Partnerships          16,942           4,924
 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments                (40,863)         96,619
   Accounts Receivable                      4,785          89,278
   Due from Affiliates                      ---             ---
   Other Assets                          (185,988)         (9,436)
   Accounts Payable and Accrued
     Expenses                            (166,053)       (176,597)
   Accrued Interest Payable               (26,005)           (139)
   Accrued Real Estate Tax Payable        (22,499)        208,554
   Unearned Revenue                        (7,877)         25,803
   Security Deposit Liability              11,543           9,945
                                      -----------     -----------
 Net Cash Provided By (Used In)
   Operating Activities                   309,704         583,459
                                      -----------     -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                                  ---      (18,681,928)
   Additions to Investment in
     Real Estate                          (83,027)       (147,361)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                                  ---         (160,072)
   Proceeds From Sale of
     Investment Securities                   ---       12,999,892
   Other Liability                        395,838           ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                   155,834         134,986
   Purchase of Investment
     Securities                        (1,493,360)          ---
   Principal Collections on
     Mortgage Loans Receivable             10,883           5,705
   Due from Affiliates                    730,229        (186,469)
   Distribution From (Investment
     In) Real Estate Ventures              39,066         (40,232)
   Minority Interest Share of
     Real Estate Investments              (14,826)        (16,416)
                                      -----------     -----------
 Net Cash (Used In) Provided By
   Investing Activities                  (259,363)     (6,091,895)
                                      -----------     -----------


 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Deferred Financing Costs               (57,471)          ---
   Reductions to Deferred
     Financing Costs                         ---            5,864
   Principal Payments on Mortgage
     Loans Payable                        (41,203)        (20,783)

   Dividends Paid to Shareholders      (1,047,110)     (1,047,110)
                                      -----------     -----------
 Net Cash Used in Financing
   Activities                          (1,145,784)     (1,062,029)
                                      -----------     -----------

 Net (Decrease) Increase In Cash
   and Cash Equivalents                (1,095,443)     (6,570,465)

 Cash and Cash Equivalents at
   Beginning of Period                 14,769,170      13,621,820
                                      -----------     -----------

 Cash and Cash Equivalents at End
   of Period                          $13,673,727     $ 7,051,355
                                      ===========     ===========



 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                                        Investment        Investment
                                        Activities        Activities

                                           1995              1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:
 NET INCOME (LOSS)                     $   717,455      $   409,292
 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                   3,241           64,530
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                      ---              ---
   Depreciation and Amortization           307,160          159,089
   Amortization of Discount on
     Mortgage Loans Receivable             (86,620)         (72,734)
   Net Income From Operation of
     Real Estate Ventures                    ---              ---
   Minority Interest Participation
     in Consolidated Partnerships           16,942            4,924
 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments                  (1,829)          86,034
   Accounts Receivable                       4,785           89,278
   Due From Affiliates                       ---              ---
   Other Assets                           (207,208)         (12,368)
   Accounts Payable and Accrued
     Expenses                             (224,126)        (150,468)
   Accrued Interest Payable                (26,005)            (139)
   Accrued Real Estate Tax Payable         (22,499)         208,554
   Unearned Revenue                         (7,877)          25,803
   Security Deposit Liability               11,543            9,945
                                       ------------     -----------

 Net Cash Provided By (Used In)
   Operating Activities                    484,962          821,740
                                       -----------      -----------
 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                                  ---        (18,681,928)
   Additions to Investment in
     Real Estate                           (83,027)        (147,361)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
    Assets                                   ---           (160,072)
   Proceeds From Sale of
     Investment Securities                   ---         12,999,892
   Other Liability                           ---              ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                      ---              ---
   Purchase of Investment
     Securities                         (1,493,360)           ---
   Principal Collections on
     Mortgage Loans Receivable              10,883            5,705
   Due from Affiliates                       ---              ---
   Distribution From (Investment
     In) Real Estate Ventures                ---              ---
   Minority Interest Share of
     Real Estate Investments               (14,826)         (16,416)
                                       -----------      -----------

 Net Cash (Used In) Provided By
   Investing Activities                 (1,580,330)      (6,000,180)
                                       -----------      -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Deferred Financing Costs                (57,471)           ---
   Reductions to Deferred
     Financing Costs                         ---              5,864
   Principal Payments on Mortgage
     Loans Payable                         (41,203)         (20,783)
   Dividends Paid to Shareholders       (1,047,110)      (1,047,110)
                                       -----------      -----------
 Net Cash Used in Financing
   Activities                           (1,145,784)      (1,062,029)
                                       -----------      -----------

 Net (Decrease) Increase In Cash
   and Cash Equivalents                 (2,241,152)      (6,240,469)

 Cash and Cash Equivalents at
   Beginning of Period                  13,077,182       10,332,184
                                       -----------      -----------

 Cash and Cash Equivalents at End
   of Period                           $10,836,030      $ 4,091,715
                                       ===========      ===========




 The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                                         Foreclosed        Foreclosed
                                         Activities        Activities
                                            1995             1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                      $   (33,060)    $    (89,911)
 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                    ---              ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                    (155,834)        (134,986)
   Depreciation and Amortization              ---              ---
   Amortization of Discount on
     Mortgage Loans Receivable                ---              ---
   Net Income From Operation
     of Real Estate Ventures                (26,623)            (772)
   Minority Interest Participation
     in Consolidated Partnerships             ---              ---
 Net Change In:

   Interest Receivable on Mortgage
     Loans and Investments                  (39,034)          10,585
   Accounts Receivable                        ---              ---
   Due from Affiliates                        ---              ---
   Other Assets                              21,220            2,932
   Accounts Payable and Accrued
     Expenses                                58,073          (26,129)
   Accrued Interest Payable                   ---              ---
   Accrued Real Estate Tax Payable            ---              ---
   Unearned Revenue                           ---              ---
   Security Deposit Liability                 ---              ---
                                        -----------      -----------
 Net Cash Provided By (Used In)
   Operating Activities                    (175,258)        (238,281)
                                        -----------      -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                                   ---              ---
   Additions to Investment in
     Real Estate                              ---              ---
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                                   ---              ---
   Proceeds From Sale of
     Investment Securities                    ---              ---
   Other Liability                          395,838            ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                     155,834          134,986
   Purchase of Investment
     Securities                               ---              ---
   Principal Collections on
     Mortgage Loans Receivable                ---              ---
   Due from Affiliates                      730,229         (186,469)
   (Distribution From) Investment
     In Real Estate Ventures                 39,066          (40,232)
   Minority Interest Share of
     Real Estate Investments                  ---              ---
                                        -----------      -----------
 Net Cash (Used In) Provided By
   Investing Activities                   1,320,967          (91,715)
                                        -----------      -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Deferred Financing Costs                   ---              ---
   Reductions to Deferred
     Financing Costs                          ---              ---
   Principal Payments on Mortgage
     Loans Payable                            ---              ---
   Dividends Paid to Shareholders             ---              ---
                                        -----------      -----------
 Net Cash Used in Financing
   Activities                                 ---              ---
                                        -----------      -----------


 Net (Decrease) Increase In Cash
   and Cash Equivalents                   1,145,709         (329,996)

 Cash and Cash Equivalents at
   Beginning of Period                    1,691,988        3,289,636
                                        -----------      -----------

 Cash and Cash Equivalents at End
   of Period                            $ 2,837,697      $ 2,959,640
                                        ===========      ===========



 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust's") audited consolidated financial statements for the year ended December 31, 1994 which are included in the Trust's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Ventures are accounted for on the equity method.

      FINANCIAL STATEMENT PRESENTATION

      Effective January 1, 1993, the Trust elected to provide supplemental financial information in a format that segregates financial condition, results of operations and cash flows between the Trust's new investments in real estate assets (the "Investment Activities") and the management of the real estate assets acquired in prior years through foreclosure (the "Foreclosed Activities").

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust, unless otherwise indicated.



2.    INVESTMENT IN SECURITIES

      The Trust's investment securities portfolio at March 31, 1995 was as follows:
                                         Amortized
1995                                      Cost and
                                         Estimated
                                       Fair Value at
Name of Issuer and Title    Principal     March 31,
of Each Issue                               1995
                             Amount

Federal Farm Credit       $ 1,020,000   $ 1,019,940
 Bank Bond, 4.43%,
 12/01/94-04/03/95 (a)
U.S. Treasury Note,           685,000       684,789
 5.88%, 01/03/95-
 05/15/95

Federal Home Loan             795,000       802,626
 Mortgage Corp., 11.15%,
 02/01/95-06/12/95 (b)

                          -----------   -----------
                          $ 2,500,000   $ 2,507,355
                          ===========   ===========

(a) The certificate is guaranteed as to the timely payment of principal and interest by the Federal Farm Credit Bank.

(b) The certificate is guaranteed as to the timely payment of principal and interest by the Federal Home Loan Mortgage Corporation.



3.    INVESTMENT IN JOINT VENTURES

      The summary income statement information for the H Street Assemblage and Plaza at Westminster unconsolidated ventures for the three months ended March 31, 1995 and 1994 is as follows:

                              1995             1994

Total Revenues             $  399,454       $   361,644
                           ==========       ===========

Net Income                 $  127,286       $    65,663
                           ==========       ===========





4.    DUE FROM AFFILIATES

      The Trust has entered into a partnership agreement with Banyan Strategic Land Fund II ("BSLFII"), an affiliate, regarding the ownership and operation of the H Street Assemblage (the "Venture"). Under the terms of this Agreement the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the Venture's partnership agreement, all advances made by the Trust for BSLFII's share of the Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance of approximately $730,000 to the Trust.
As of March 31, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

5.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Trust's costs for the three months ended March 31, 1995 and 1994 aggregated $312,323 and $285,160, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of March 31, 1995, the Trust had a net payable due to BMC of $31,382. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

      The Trust's allocated charges related to Reinvestment Activities and Foreclosed Activities for the three months ended March 31, 1995 were $224,389 and $87,934, respectively. The Trust's allocated charges related to Reinvestment Activities and Foreclosed Activities for the three months ended March 31, 1994 were $205,322 and $79,838, respectively.

6. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Trust recorded a $155,834 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of March 31, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      On January 25, 1994, the Trust received net proceeds of $134,986 relating to a recovery of payments previously made into an escrow established as part of the 1992 Class Action Settlement of the VMS securities litigation. The escrow was established to provide trustees of the Trust with monies to fund the cost of any litigation in which they may be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow and the Trust has purchased an insurance policy to cover the trustees.


7.    SUBSEQUENT EVENT

      DIVIDEND

      On April 6, 1995, the Trust declared a cash dividend for the quarter ended March 31, 1995 of $0.10 per share payable May 20, 1995 to shareholders of record on April 20, 1995.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Banyan Strategic Realty Trust (the "Trust") was originally established to make mortgage loans principally to entities affiliated with VMS Realty Partners which planned to acquire and develop strategically located properties not then at their highest and best use. The Trust has ceased funding such mortgage loans. The current business plan of the Trust is to invest its cash and cash equivalents into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. During 1994 and 1993, the Trust obtained a line of credit, completed mortgage financing on the Elmhurst and Milwaukee properties and secured enhancement of a bond financing on the Columbus property. The cash proceeds generated pursuant to these transactions provide the Trust with additional capital for the continued acquisition of income producing properties, the potential acquisition of mortgage loans and for general corporate needs. The Trust further intends to liquidate its real estate assets acquired through foreclosure which include the H Street Assemblage and the Plaza at Westminster and to reinvest the proceeds from these liquidations into additional real estate investments.

      Effective January 1, 1993, the Trust elected to provide supplemental financial information in a format that presents the financial condition, results of operations and cash flows from the investment of the Trust's cash and investment securities into new real estate opportunities (the "Investment Activities") and the management of the real estate assets acquired through foreclosure (the "Foreclosed Activities"). Returns on Investment Activities include the interest earned on investment securities and cash and cash equivalents and the new real estate assets acquired during 1993 and 1994 offset by the incremental costs associated with the investment efforts. Returns on Foreclosed Activities include the results of managing the foreclosed real estate assets plus the costs associated with maintaining the Trust.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $13,673,727 and $14,769,170, respectively. In addition, the Trust, at March 31, 1995 and December 31, 1994 held $2,507,355 and $1,017,236, respectively, in investment securities which are immediately convertible to cash. The increase in total cash, cash equivalents and investment securities of approximately $395,000 is primarily due to the Trust's receipt of a $551,672 cash distribution received relating to the Trust's interest in the liquidating trust (see below), a $730,229 repayment from Banyan Strategic Land Fund II ("BSLFII") for advances made on behalf of BSLFII for H Street Assemblage expenditures (see below), the Trust's receipt of interest income from lending and investing activities of approximately $447,000 as well as cash receipts from property operations totalling approximately $2,063,000. Partially offsetting these cash receipts was the Trust's payment of distribution to shareholders of $1,047,110, additions to investment in real estate of $83,027, principal payments on mortgage loans payable of $41,203, deferred financing costs of $57,471 and the payment of the Trust's operating expenses totalling approximately $1,991,000.

      The Trust has entered into a partnership agreement with Banyan Strategic Land Fund II ("BSLFII"), an affiliate, regarding the ownership and operation of the H Street Assemblage (the "Venture"). Under the terms of this Agreement the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the Venture's partnership agreement, all advances made by the Trust for BSLFII's share of the Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance of approximately $730,000 to the Trust.
As of March 31, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Parters and its affiliates ("VMS"). For the quarter ended March 31, 1995, the Trust recorded a $155,834 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of March 31, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      The Trust's future liquidity is expected to be generated by the operating cash flow from Investment Activities, the sale or refinancing of the assets acquired through foreclosure, interest earned on the Trust's investment securities and short-term investments and to a lesser extent the potential receipt of distributions from the liquidating trust. Cash may be expended to maintain, operate and dispose of the "Foreclosed Activity" properties. The Trust's investment securities and cash and cash equivalents, as well as cash flow from "Investment Activity" properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future. During 1995, the Trust anticipates making additional investments in operating properties which could have an effect on future liquidity of the Trust. In addition, the Trust anticipates continuing the $0.10 per share quarterly distribution for the remainder of 1995.

      As of March 31, 1995 and December 31, 1994, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with aggregate carrying values totaling $5,204,104 and $5,136,229, respectively, net of $1,722,096 and $1,808,716 of unamortized discounts, respectively. During the quarter ended March 31, 1995, the Trust received principal and interest totalling $10,883 and $160,291, respectively. During the quarter ended March 31, 1994, the Trust received principal and interest totalling $5,705 and $161,241, respectively.

      Management reviews the investment properties held by the Trust on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the property's carrying value is then written down to its fair value. On a quarterly basis, management also reviews each mortgage loan in the Trust's portfolio and provides allowances as deemed necessary. The estimate of the aggregate allowances is based upon a number of factors, including analysis of the value of the collateral and, in certain cases, evaluation of the disposition strategy which includes ongoing negotiations regarding the disposition of this collateral as well as consideration of the general business conditions affecting the Trust's portfolio.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the operating performance of the existing and new real estate investments; (ii) the ability to redeploy cash proceeds in new investments derived from the sale of assets of Foreclosed Activities; (iii) increases in the eventual sales price of the Trust's properties; (iv) the potential receipt of cash distributions from the liquidating trust; (v) the Trust's ability to control its operating expenses; and (vi) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1995 increased to $2,509,475 from $1,672,934 for the three months ended March 31, 1994. The increase for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to increases in property operating revenue of approximately $746,000 (see below) and interest income on investments of approximately $90,000. Interest income on investments at March 31, 1995 increased when compared to the prior year's period due to the increase in cash available for investment and an increase in the rate of return on investments.

      Industrial property operating revenue increased by approximately $89,000, which is primarily the result of an increase in rental income at the Trust's Elmhurst Metro Court property ("Elmhurst"). Rental income at Elmhurst increased due to an increase in occupancy to 94% at March 31, 1995 as compared to 75% for the same period in 1994. This increase in occupancy is the result of the execution of approximately 26,000 square feet of new leases pursuant to its business plan to remarket the available space at Elmhurst. The occupancy level for the Milwaukee Industral properties was 98% at March 31, 1995, as compared to 100% for the same period in 1994.

      Residential property operating revenue increased by approximately $46,000 resulting primarily from an increase in rental income at the Hallmark Village Apartments property ("Hallmark"). An increase in rental income at the Hallmark property was achieved as a result of the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments. The occupancy level as of March 31, 1995 for the Hallmark property is 85%. The Colonial Courts of Westland Apartments ("Colonial Courts") occupancy level at March 31, 1995 and 1994 was 89% and 93%, respectively.

      Commercial property operating revenue increased by approximately $611,000 which is attributable to the acquisition of the Colonial Penn and Florida Power and Light office buildings in late March of 1994. Occupancy levels at the Colonial Penn and Florida Power and Light office buildings remained unchanged at March 31, 1995 of 100% and 90%, respectively, when compared to the same period in 1994.

      Total expenses for the three months ended March 31, 1995 increased to $1,834,761 from $1,349,401 for the three months ended March 31, 1994. This increase is due to increases in expenses from property operating activities of approximately $408,000 and an increase in total other expenses of approximately $78,000. The increase in property operating expenses for 1995 is primarily attributable to the acquisition of the Trust's properties during 1994 as discussed above which contributed to approximately $274,000 of this increase.
In addition, property operating expenses increased in 1995 due to an increase in the interest expense of approximately $142,000 relating to the Trust's financing of the Elmhurst and Colonial Courts properties in December 1994. Total other expenses increased due primarily to an increase in general and administrative expenses and an increase in recovery of losses on loans notes and interest receivable and class action settlement costs and expenses at March 31, 1995 when compared to the same period in 1994. The increase in general and administrative expenses is attributable to an increase in hours allocated to the Trust by Banyan Management Corp. personnel related to the Trust's reinvestment activities and supervision of its newly-acquired assets. During the quarter ended March 31, 1995, the Trust recorded a $155,834 recovery of losses on loans, notes and interest receivable, as mentioned in Liquidity Capital Resources. During the quarter ended March 31, 1994, the Trust recorded a $134,986 recovery of class action settlement costs and expenses relating to the release of an escrow established as part of the 1992 class action settlement of the VMS securities litigation. This increase was partially offset by decreases in shareholder expenses and other professional fees. The decrease in shareholder expenses is due to the timing of the payment for annual report and proxy costs of the Trust. The decrease in other professional fees was due to nonrecurring 1994 professional fees associated with the acquisition of the new real estate costs incurred for the Trust's assets.

      For the quarter ended March 31, 1995, the Trust recognized net income from the operations of real estate ventures of $26,623, as compared to net income of $772 for the same period in 1994. The operations of real estate ventures for the three months ended March 31, 1995 resulted in income from operations on the Plaza at Westminster property of $56,222 which was offset by a loss from operations of $29,599 on the H Street property. The increase in net income from operations of real estate ventures is primarily due to a decrease in the net loss on the H Street property for 1995 as compared to 1994. The decrease in net loss resulted from a reduction of legal costs paid in 1994 relating to the successful real estate tax appeal which reduced the property's assessed taxable value in 1994. During 1994, the Trust completed and obtained the zoning, entitlement and historic preservation rights for the H Street Assemblage. The Trust has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street property with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor Building before its redevelopment. The Venture is currently marketing the H Street Assemblage for sale. For the three months ended March 31, 1994, operations of real estate ventures resulted in income from operations on the Plaza at Westminster property of $46,847 which was offset by a loss from operations of $46,075 on the H Street Assemblage.

      The factors discussed above resulted in consolidated net income of $684,395 ($0.07 per share) for the quarter ended March 31, 1995 as compared to a consolidated net income of $319,381 ($0.03 per share) for the quarter ended March 31, 1994.

      An objective of the Trust is to provide cash distributions to the share-holders from cash generated from the Trust's operations as discussed above.
Cash generated from operations is generally not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the Real Estate Investment Trust ("REIT") industry has adopted a standard for comparing operating performance within the industry. Funds from operations ("FFO") is defined as net operating income excluding extraordinary items plus depreciation and amortization from real property and after adjustments for consolidated entities in which the REIT holds an interest. FFO is not intended to be a measure of the cash generated by a REIT nor its dividend paying capacity. However, a REIT's dividend can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its dividend to net operating income.

      The Trust provides supplemental information on the results from the reinvestment activities as well as on the consolidated results. For the quarters ended March 31, 1995 and 1994, the Trust's reinvestment activities, including interest received on the Karfad Loan Portfolio, generated FFO of $953,368 ($0.09 per share) and $542,010 ($0.05 per share), respectively. For the quarters ended March 31, 1995 and 1994, the Trust's consolidated activities generated FFO of $781,910 ($0.07 per share) and $334,096 ($0.03 per share), respectively. Excluding the effect of the 1994 property acquisitions, consolidated net income and FFO for the quarter ended March 31, 1995 each increased by $30,000 when compared to the prior year's period as a result of the increased performance of the Trust's existing operating properties.



FFO for the three months ended March 31, 1995 is calculated as follows:

                              Investment    Consolidated

Net Income                    $ 717,455       $ 684,395
Plus:
  Depreciation expense          244,118         244,118
  Depreciation inclu-
    ded in Operations
    of Real Estate
    Ventures                      ---            17,436
  Lease Commission
    Amortization                  7,241           7,241

Less:
  Minority Interest
    Share of Depre-
    ciation Expense             (14,722)        (14,722)
  Minority Interest
    Share of Lease
    Commission
    Amortization                   (724)           (724)

Recovery of Losses on
  Mortgage Loans,
  Notes and Interest
  Receivable                      ---          (155,834)
                              ---------       ---------

Funds From Operations         $ 953,368       $ 781,910
                              =========       =========



      The Trust paid dividends equal to $0.10 per share on February 24, 1995 and February 25, 1994 for the fourth quarters of 1994 and 1993, respectively. On April 6, 1995, the Trust declared a cash dividend for the first quarter of 1995 of $0.10 per share payable May 20, 1995 to shareholders of record on April 20, 1995.


                           PART II - OTHER INFORMATION






ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  No exhibits are included with this Report.

      (b)  On January 17, 1995 a current report on Form 8-K was filed wherein
           Item 5, Other Information, disclosed the terms of a $15,000,000 Revolving Line of Credit and other various mortgage financing collateralized by the Trust's properties.


                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                           Date:  May 11, 1995
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                              Date:  May 11, 1995
      Joel L. Teglia, Vice President
      Finance and Administration, Chief
      Financial and Accounting Officer