Form 10-Q
period 1995-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1995-08-14
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995


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



Shares of beneficial interest outstanding as of August 14, 1995: 10,471,102

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BANYAN STRATEGIC REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                   Consolidated  Consolidated

ASSETS                                 1995          1994

Cash and Cash Equivalents          $ 16,338,942  $ 14,769,170
Interest Receivable on
  Investments                           311,441        82,180
Interest Receivable on Mortgage
  Loans                                  55,073        55,106
Accounts Receivable                     161,586       107,672
Due from Affiliates                       ---         730,229
Investment Securities                     ---       1,017,236
                                   ------------  ------------
                                     16,867,042    16,761,593
                                   ------------  ------------
Mortgage Loans Receivable (Net
  of unamortized discount of
  $1,631,204 and $1,808,716,
  respectively)                       5,275,977     5,136,229

Investment in Real Estate, at
  cost:
  Land                                7,144,994     6,182,494
  Building                           36,108,019    33,152,589
  Building Improvements               2,070,993     1,863,219
                                   ------------  ------------
                                     45,324,006    41,198,302
  Less: Accumulated Depreciation     (1,529,115)   (1,036,890)
                                   ------------  ------------
                                     43,794,891    40,161,412
                                   ------------  ------------

Investment in Real Estate
  Ventures                            9,204,834    10,697,791
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $118,484 and $21,411,
  respectively)                         794,847       793,649
Other Assets                            759,464       533,677
                                   ------------  ------------
Total Assets                       $ 76,697,055  $ 74,084,351
                                   ============  ============


LIABILITIES AND SHAREHOLDERS'
  EQUITY

Liabilities
Accounts Payable and Accrued
  Expenses                         $    563,315  $    802,335
Accrued Real Estate Taxes               695,607       666,567
Mortgage Loans Payable               10,475,040     7,900,695
Bond Payable                          5,500,000     5,500,000
Accrued Interest Payable                  ---          26,005
Unearned Revenue                         19,049        39,198
Security Deposit Liability              276,108       203,659
Other Liability                         686,169       290,331
                                   ------------  ------------
Total Liabilities                    18,215,288    15,428,790
                                   ------------  ------------

Minority Interest in
  Consolidated Partnerships             579,151       214,849

Shareholders' Equity
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 11,993,751
  Shares Issued                     106,662,313   106,662,313
Accumulated Deficit                 (41,393,748)  (40,855,652)
Treasury Shares at Cost,
  1,522,649 Shares                   (7,365,949)   (7,365,949)
                                   ------------  ------------
Total Shareholders' Equity           57,902,616    58,440,712
                                   ------------  ------------

Total Liabilities and Share-
  holders' Equity                  $ 76,697,055  $ 74,084,351
                                   ============  ============

Book Value Per Share of Bene-
  ficial Interest (10,471,102
  Shares Outstanding)              $       5.53  $       5.58
                                   ============  ============


The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN STRATEGIC REALTY TRUST
            CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                    Supplemental Information
                                    Investment     Investment
                                    Activities     Activities

ASSETS                                 1995           1994

Cash and Cash Equivalents          $ 13,893,541   $ 13,077,182
Interest Receivable on
  Investments                           242,216         58,422
Interest Receivable on Mortgage
  Loans                                  55,073         55,106
Accounts Receivable                     161,586        107,672
Due from Affiliates                       ---            ---
Investment Securities                     ---        1,017,236
                                   ------------   ------------
                                     14,352,416     14,315,618
                                   ------------   ------------
Mortgage Loans Receivable (Net
  of unamortized discount of
  $1,631,204 and $1,808,716,
  respectively)                       5,275,977      5,136,229

Investment in Real Estate, at
  cost:
  Land                                7,144,994      6,182,494
  Building                           36,108,019     33,152,589
  Building Improvements               2,070,993      1,863,219
                                   ------------   ------------
                                     45,324,006     41,198,302
  Less: Accumulated Depreciation     (1,529,115)    (1,036,890)
                                   ------------   ------------
                                     43,794,891     40,161,412
                                   ------------   ------------

Investment in Real Estate
  Ventures                                ---            ---
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $118,484 and $21,411,
  respectively)                         794,847        793,649
Other Assets                            628,632        408,353
                                   ------------   ------------
Total Assets                       $ 64,846,763   $ 60,815,261
                                   ============   ============

LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                         $    337,481   $    621,966
Accrued Real Estate Taxes               695,607        666,567
Mortgage Loans Payable               10,475,040      7,900,695
Bond Payable                          5,500,000      5,500,000
Accrued Interest Payable                  ---           26,005
Unearned Revenue                         19,049         39,198
Security Deposit Liability              276,108        203,659
Other Liability                           ---            ---
                                   ------------   ------------
Total Liabilities                    17,303,285     14,958,090
                                   ------------   ------------

Minority Interest in
  Consolidated Partnerships             579,151        214,849



The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
            CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                    Supplemental Information
                                   Foreclosed     Foreclosed
                                   Activities     Activities

ASSETS                                1995           1994

Cash and Cash Equivalents         $  2,445,401   $  1,691,988
Interest Receivable on
  Investments                           69,225         23,758
Interest Receivable on Mortgage
  Loans                                  ---            ---
Accounts Receivable                      ---            ---
Due from Affiliates                      ---          730,229
Investment Securities                    ---            ---
                                  ------------   ------------
                                     2,514,626      2,445,975
                                  ------------   ------------

Mortgage Loans Receivable                ---            ---
Investment in Real Estate, at
  cost:
  Land                                   ---            ---
  Building                               ---            ---
  Building Improvements                  ---            ---
                                  ------------   ------------
                                         ---            ---
  Less: Accumulated Depreciation         ---            ---
                                  ------------   ------------
                                         ---            ---
                                  ------------   ------------
Investment in Real Estate
  Ventures                           9,204,834     10,697,791
Deferred Financing Costs                 ---            ---
Other Assets                           130,832        125,324
                                  ------------   ------------

Total Assets                      $ 11,850,292   $ 13,269,090
                                  ============   ============

LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                        $    225,834   $    180,369
Accrued Real Estate Taxes                ---            ---
Mortgage Loans Payable                   ---            ---
Bond Payable                             ---            ---
Accrued Interest Payable                 ---            ---

Unearned Revenue                         ---            ---
Security Deposit Liability               ---            ---
Other Liability                        686,169        290,331
                                  ------------   ------------
Total Liabilities                      912,003        470,700
                                  ------------   ------------

Minority Interest in
Consolidated Partnerships                ---            ---


The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                       Consolidated  Consolidated
INCOME                                     1995          1994
Income From Property Operating
  Activities:
  Industrial                           $ 1,195,056   $ 1,021,901
  Residential                            1,639,134     1,555,386
  Commercial                             1,416,068       776,350
                                       -----------   -----------
  Total Income From Property
    Operating Activities                 4,250,258     3,353,637
                                       -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans             501,077       471,234
  Income on Investments                    416,237       187,321
                                       -----------   -----------
  Total Income From Lending
    and Investing Activities               917,314       658,555
                                       -----------   -----------
Total Income                             5,167,572     4,012,192
                                       -----------   -----------

EXPENSES
Expenses from Property Operating
  Activities:
  Operating Property Expenses              227,727       151,048
  Repairs and Maintenance                  489,478       358,595
  Real Estate Taxes                        456,427       384,008
  Interest Expense                         437,138       158,481
  Property Management Fees                 174,837       128,876
  Payroll Expense                          200,280       231,976
  Utilities Expense                        319,677       246,371
  Depreciation and
    Amortization                           507,484       383,230
                                       -----------   -----------
  Total Expenses From Property
    Operating Activities                 2,813,048     2,042,585
                                       -----------   -----------

Other Expenses:
  Shareholder Expenses                     115,904       124,027
  Trustees' Fees, Expenses
    and Insurance                          217,945       204,868
  Other Professional Fees                  101,472       109,117
  General and Administrative               773,650       612,573
  Amortization of Deferred Loan
    Fees and Financing Costs               112,796        24,548
  Recovery of Losses on Loans,
    Notes and Interest Receivable
    and Class Action Settlement
    Costs and Expenses                    (155,834)     (134,986)
                                       -----------   -----------
  Total Other Expenses                   1,165,933       940,147
                                       -----------   -----------

Total Expenses                           3,978,981     2,982,732
                                       -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                        1,188,591     1,029,460

Minority Interest in
  Consolidated Partnerships                (24,463)      (18,646)

Income (Loss) from Operations of
  Real Estate Ventures                     392,600       (25,151)
                                       -----------   -----------

Net Income (Loss)                      $ 1,556,728   $   985,663
                                       ===========   ===========

Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares Outstanding)      $      0.15   $      0.09
                                       ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                          (SUPPLEMENTAL INFORMATION)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                 Supplemental Information
                                 Investment    Investment
                                 Activities    Activities
                                     1995          1994
INCOME
Income From Property Operating
  Activities:
  Industrial                      $1,195,056    $1,021,901
  Residential                      1,639,134     1,555,386
  Commercial                       1,416,068       776,350
                                 -----------    ----------
  Total Income From Property
    Operating Activities           4,250,258     3,353,637
                                 -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans       501,077       471,234

  Income on Investments              317,250       121,284
                                 -----------   -----------
  Total Income From Lending
    and Investing Activities         818,327       592,518
                                 -----------   -----------
Total Income                       5,068,585     3,946,155
                                 -----------   -----------

EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses        227,727       151,048
  Repairs and Maintenance            489,478       358,595
  Real Estate Taxes                  456,427       384,008
  Interest Expense                   437,138       158,481
  Property Management Fees           174,837       128,876
  Payroll Expense                    200,280       231,976
  Utilities Expense                  319,677       246,371
  Depreciation and
    Amortization                     507,484       383,230
                                 -----------   -----------
  Total Expenses From Property
    Operating Activities           2,813,048     2,042,585
                                 -----------   -----------

Other Expenses:
  Shareholder Expenses                25,271        18,125
  Trustees' Fees, Expenses
    and Insurance                     13,000        12,312
  Other Professional Fees             62,236        72,931
  General and Administrative         540,981       447,273
  Amortization of Deferred
    Loan Fees and Financing
    Costs                            112,796        24,548
  Recovery of Losses on Loans,
   Notes and Interest
   Receivable and Class Action
   Settlement Costs and
   Expenses                            ---           ---
                                 -----------   -----------
  Total Other Expenses               754,284       575,189
                                 -----------   -----------

Total Expenses                     3,567,332     2,617,774
                                 -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                  1,501,253     1,328,381

Minority Interest in
  Consolidated Partnerships          (24,463)      (18,646)

Income (Loss) from Operations
  of Real Estate Ventures              ---           ---
                                 -----------   -----------

Net Income (Loss)                $ 1,476,790   $ 1,309,735
                                 ===========   ===========
Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares
  Outstanding)                   $      0.14   $      0.12
                                 ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                          (SUPPLEMENTAL INFORMATION)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                  Supplemental Information

                                   Foreclosed   Foreclosed
                                   Activities   Activities
                                      1995         1994
INCOME
Income From Property Operating
  Activities:
  Industrial                       $     ---    $     ---
  Residential                            ---          ---
  Commercial                             ---          ---
                                   -----------  -----------
  Total Income From Property
    Operating Activities                 ---          ---
                                   -----------  -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans           ---          ---
  Income on Investments                 98,987       66,037
                                   -----------  -----------
  Total Income From Lending
    and Investing Activities            98,987       66,037
                                   -----------  -----------
Total Income                            98,987       66,037
                                   -----------  -----------

EXPENSES

Expenses From Property
  Operating Activities:
  Operating Property Expenses            ---          ---
  Repairs and Maintenance                ---          ---
  Real Estate Taxes                      ---          ---
  Interest Expense                       ---          ---
  Property Management Fees               ---          ---
  Payroll Expenses                       ---          ---
  Utilities Expense                      ---          ---
  Depreciation and Amortization          ---          ---
                                   -----------  -----------
  Total Expenses From Property
    Operating Activities                 ---          ---
                                   -----------  -----------

Other Expenses:
  Shareholder Expenses                  90,633      105,902
  Trustees' Fees, Expenses
    and Insurance                      204,945      192,556
  Other Professional Fees               39,236       36,186
  General and Administrative           232,669      165,300
  Amortization of Deferred Loan
    Fees and Financing Costs             ---          ---
  Recovery of Losses on Loans,
   Notes and Interest Receivable
   and Class Action Settlement
   Costs and Expenses                 (155,834)    (134,986)
                                   -----------  -----------
  Total Other Expenses                 411,649      364,958
                                   -----------  -----------

Total Expenses                         411,649      364,958
                                   -----------  -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                     (312,662)    (298,921)

Minority Interest in
  Consolidated Partnerships              ---          ---

Income (Loss) from Operations
  of Real Estate Ventures              392,600      (25,151)
                                   -----------  -----------

Net Income (Loss)                  $    79,938  $  (324,072)
                                   ===========  ============

Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares
  Outstanding)                    $       0.01  $     (0.03)
                                  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                       Consolidated  Consolidated
INCOME                                     1995          1994
Income From Property Operating
  Activities:

  Industrial                           $   608,659   $   524,937
  Residential                              848,911       810,592
  Commercial                               729,940       701,677
                                       -----------   -----------
  Total Income From Property
    Operating Activities                 2,187,510     2,037,206
                                       -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans             254,257       237,284
  Income on Investments                    216,330        64,768
                                       -----------   -----------
  Total Income From Lending
    and Investing Activities               470,587       302,052
                                       -----------   -----------
Total Income                             2,658,097     2,339,258
                                       -----------   -----------
EXPENSES
Expenses from Property Operating
  Activities:
  Operating Property Expenses              129,281        76,691
  Repairs and Maintenance                  318,819       209,101
  Real Estate Taxes                        244,444       200,410
  Interest Expense                         215,911        79,030
  Property Management Fees                  82,468        72,410
  Payroll Expense                           92,679       111,181
  Utilities Expense                        153,469       145,219
  Depreciation and
    Amortization                           256,125       236,365
                                       -----------   -----------
  Total Expenses From Property
    Operating Activities                 1,493,196     1,130,407
                                       -----------   -----------
Other Expenses:
  Shareholder Expenses                      72,356        66,082
  Trustees' Fees, Expenses
    and Insurance                          108,376       102,874
  Other Professional Fees                   42,949        34,477
  General and Administrative               370,348       287,167
  Amortization of Deferred Loan
    Fees and Financing Costs                56,995        12,324
  Recovery of Losses on Loans,
    Notes and Interest Receivable
    and Class Action Settlement
    Costs and Expenses                       ---          ---
                                       -----------   -----------
  Total Other Expenses                     651,024       502,924
                                       -----------   -----------

Total Expenses                           2,144,220     1,633,331
                                       -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                          513,877       705,927

Minority Interest in
  Consolidated Partnerships                 (7,521)      (13,722)

Income (Loss) from Operations of
  Real Estate Ventures                     365,977       (25,923)
                                       -----------   -----------

Net Income (Loss)                      $   872,333   $   666,282
                                       ===========   ===========

Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares
  Outstanding)                         $      0.08   $      0.06
                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                          (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                 Supplemental Information
                                 Investment    Investment
                                 Activities    Activities
                                     1995          1994
INCOME
Income From Property Operating
  Activities:
  Industrial                      $  608,659    $  524,937
  Residential                        848,911       810,592
  Commercial                         729,940       701,677
                                 -----------    ----------
  Total Income From Property
    Operating Activities           2,187,510     2,037,206
                                 -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans       254,257       237,284
  Income on Investments              199,536        40,216
                                 -----------   -----------
  Total Income From Lending
    and Investing Activities         453,793       277,500
                                 -----------   -----------
Total Income                       2,641,303     2,314,706
                                 -----------   -----------

EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses        129,281        76,691
  Repairs and Maintenance            318,819       209,101
  Real Estate Taxes                  244,444       200,410
  Interest Expense                   215,911        79,030
  Property Management Fees            82,468        72,410
  Payroll Expense                     92,679       111,181
  Utilities Expense                  153,469       145,219
  Depreciation and
    Amortization                     256,125       236,365
                                 -----------   -----------
  Total Expenses From Property
    Operating Activities           1,493,196     1,130,407
                                 -----------   -----------

Other Expenses:
  Shareholder Expenses                17,686         9,205
  Trustees' Fees, Expenses
    and Insurance                      7,000         5,687
  Other Professional Fees             31,754        20,977
  General and Administrative         267,816       221,941
  Amortization of Deferred
    Loan Fees and Financing
    Costs                             56,995        12,324
  Recovery of Losses on Loans,
    Notes and Interest
   Receivable and Class Action
   Settlement Costs and
   Expenses                            ---           ---
                                 -----------   -----------
  Total Other Expenses               381,251       270,134
                                 -----------   -----------

Total Expenses                     1,874,447     1,400,541
                                 -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                    766,856       914,165

Minority Interest in
  Consolidated Partnerships           (7,521)      (13,722)

Income (Loss) from Operations
  of Real Estate Ventures              ---           ---
                                 -----------   -----------

Net Income (Loss)                $   759,335   $   900,443
                                 ===========   ===========
Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares
  Outstanding)                   $      0.07   $      0.08
                                 ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.





                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                          (SUPPLEMENTAL INFORMATION)
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                   Supplemental Information

                                   Foreclosed    Foreclosed
                                   Activities    Activities
                                      1995          1994
INCOME
Income From Property Operating
  Activities:
  Industrial                       $     ---     $     ---
  Residential                            ---           ---
  Commercial                             ---           ---
                                   -----------   -----------
  Total Income From Property
    Operating Activities                 ---           ---
                                   -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans           ---           ---
  Income on Investments                 16,794        24,552
                                   -----------   -----------
  Total Income From Lending
    and Investing Activities            16,794        24,552
                                   -----------   -----------
Total Income                            16,794        24,552
                                   -----------   -----------
EXPENSES

Expenses From Property
  Operating Activities:
  Operating Property Expenses            ---           ---
  Repairs and Maintenance                ---           ---
  Real Estate Taxes                      ---           ---
  Interest Expense                       ---           ---
  Property Management Fees               ---           ---
  Payroll Expenses                       ---           ---
  Utilities Expense                      ---           ---
  Depreciation and Amortization          ---           ---
                                   -----------   -----------
  Total Expenses From Property
    Operating Activities                 ---           ---
                                   -----------   -----------

Other Expenses:
  Shareholder Expenses                  54,670        56,877
  Trustees' Fees, Expenses
    and Insurance                      101,376        97,187
  Other Professional Fees               11,195        13,500
  General and Administrative           102,532        65,226
  Amortization of Deferred Loan
    Fees and Financing Costs             ---           ---
  Recovery of Losses on Loans,
   Notes and Interest Receivable
   and Class Action Settlement
   Costs and Expenses                    ---           ---
                                   -----------   -----------
  Total Other Expenses                 269,773       232,790
                                   -----------   -----------

Total Expenses                         269,773       232,790
                                   -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                     (252,979)     (208,238)

Minority Interest in
  Consolidated Partnerships              ---           ---

Income (Loss) from Operations
  of Real Estate Ventures              365,977       (25,923)
                                   -----------   -----------

Net Income (Loss)                 $    112,998  $   (234,161)
                                   ===========   ============

Earnings (Loss) Per Share of
  Beneficial Interest
  (10,471,102 Shares
  Outstanding)                     $       0.01  $     (0.02)
                                   ============  ============


The accompanying notes are an integral part of the consolidated financial statements.






                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)



                          Shares of
                     Beneficial Interest        Accumulated       Treasury
                    Shares         Amount          Deficit        Shares         Total

Shareholders'
Equity,
December 31,
1994              11,993,751    $106,662,313    $(40,855,652)   $(7,365,949)  $58,440,712

Net Income             ---             ---         1,556,728          ---       1,556,728

Dividends
Paid                   ---             ---        (2,094,824)         ---      (2,094,824)
                 -----------    ------------    ------------    -----------   -----------

Shareholders'
Equity, June
30, 1995          11,993,751    $106,662,313    $(41,393,748)   $(7,365,949)  $57,902,616
                 ===========    ============    ============    ===========   ===========




The accompanying notes are an integral part of the consolidated financial statements.





                        BANYAN STRATEGIC REALTY TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                     Consolidated  Consolidated
                                         1995          1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                   $ 1,556,728   $    985,663

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                10,596         66,474
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                 (155,834)         ---
   Depreciation and Amortization         620,280        407,778
   Amortization of Discount on
     Mortgage Loans Receivable          (177,512)      (147,364)
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                           (392,600)        25,151
   Minority Interest Participation
     in Consolidated Partnerships         24,463         18,646

 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments              (229,228)        67,136
   Accounts Receivable                   (53,914)       125,517
   Due from Affiliates                     ---            ---
   Other Assets                         (220,062)       (70,295)
   Accounts Payable and Accrued
     Expenses                           (239,020)      (188,604)
   Accrued Interest Payable              (26,005)          (280)
   Accrued Real Estate Tax Payable       (25,509)       366,214
   Unearned Revenue                      (20,149)        15,705
   Security Deposit Liability             11,050         16,533
                                     -----------    -----------
 Net Cash Provided By (Used In)
   Operating Activities                  683,284      1,688,274
                                     -----------    -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Asset                            (3,917,930)   (18,710,083)
   Proceeds From Sale of
     Investment in Real
     Estate Venture                    1,940,039             ---
   Additions to Investment in
     Real Estate                        (207,774)      (284,472)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Asset                                94,964       (367,375)
   Other Liability                       395,838          ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                  155,834          ---
   Purchase of Investment
     Securities                       (1,493,360)         ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                        2,500,000     14,363,649
   Principal Collections on
     Mortgage Loans Receivable            22,041         15,806
   Investment in Mortgage Loans
     Receivable                             ---          (4,770)
   Due from Affiliates                   730,229       (258,026)
   Distribution From (Investment
     In) Real Estate Ventures            (54,482)       (25,436)
   Transfer of Equity From
     Sale of Investment in
     Real Estate Venture                    ---            ---
   Minority Interest Share of
     Real Estate Investments             339,839        (37,178)
                                     -----------    -----------
 Net Cash Provided By (Used In)
   Investing Activities                  505,238     (5,307,885)
                                     -----------    -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Mortgage Loan
     Payable                           2,650,000
   Deferred Financing Costs              (98,271)         ---
   Reductions to Deferred
     Financing Costs                        ---           5,864
   Principal Payments on Mortgage
     Loans Payable                       (75,655)       (41,985)
   Dividends Paid to Shareholders     (2,094,824)    (2,094,220)
                                     -----------    -----------
 Net Cash Provided By (Used In)
   Financing Activities                  381,250     (2,130,341)
                                     -----------    -----------
 Net Increase (Decrease) In Cash
   and Cash Equivalents                1,569,772     (5,749,952)

 Cash and Cash Equivalents at
   Beginning of Period                14,769,170     13,621,820
                                     -----------    -----------
 Cash and Cash Equivalents at End
   of Period                         $16,338,942    $ 7,871,868
                                     ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.



                        BANYAN STRATEGIC REALTY TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (SUPPLEMENTAL INFORMATION)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                      Investment      Investment
                                      Activities      Activities
                                         1995            1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                   $ 1,476,790    $ 1,309,735

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                10,596         66,474
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                    ---            ---
   Depreciation and Amortization         620,280        407,778
   Amortization of Discount on
     Mortgage Loans Receivable          (177,512)      (147,364)
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                              ---            ---
   Minority Interest Participation
     in Consolidated Partnerships         24,463         18,646

 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments              (183,761)        67,094
   Accounts Receivable                   (53,914)       125,517
   Due From Affiliates                     ---            ---
   Other Assets                         (214,554)       (72,273)
   Accounts Payable and Accrued
     Expenses                           (284,485)      (186,155)
   Accrued Interest Payable              (26,005)          (280)
   Accrued Real Estate Tax Payable       (25,509)       366,214
   Unearned Revenue                      (20,149)        15,705
   Security Deposit Liability             11,050         16,533
                                     ------------   -----------

 Net Cash Provided By (Used In)
   Operating Activities                1,157,290      1,987,624
                                     -----------    -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Asset                            (3,917,930)   (18,710,083)
   Proceeds from Sale of Invest-
     ment in Real Estate Venture           ---            ---
   Additions to Investment in
     Real Estate                        (207,774)      (284,472)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Asset                                94,964       (367,375)
   Other Liability                         ---            ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                    ---            ---
   Purchase of Investment
     Securities                       (1,493,360)         ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                        2,500,000     14,363,649
   Principal Collections on
     Mortgage Loans Receivable            22,041         15,806
   Investment in Mortgage Loans
     Receivable                            ---           (4,770)
   Due from Affiliates                     ---            ---
   Distribution From (Investment
     In) Real Estate Ventures              ---            ---
   Transfer of Equity From
     Sale of Investment in Real
     Estate Venture                    1,940,039           ---
   Minority Interest Share of
     Real Estate Investments             339,839        (37,178)
                                     -----------    -----------
 Net Cash Provided By (Used In)
   Investing Activities                 (722,181)    (5,024,423)
                                     -----------    -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds From Mortgage Loan
     Payable                           2,650,000          ---
   Deferred Financing Costs              (98,271)         ---
   Reductions to Deferred
     Financing Costs                       ---            5,864
   Principal Payments on Mortgage
     Loans Payable                       (75,655)       (41,985)
   Dividends Paid to Shareholders     (2,094,824)    (2,094,220)
                                     -----------    -----------
 Net Cash Provided By (Used In)
   Financing Activities                  381,250     (2,130,341)
                                     -----------    -----------
 Net Increase (Decrease) In Cash
   and Cash Equivalents                  816,359     (5,167,140)

 Cash and Cash Equivalents at
   Beginning of Period                13,077,182     10,332,184
                                     -----------    -----------

 Cash and Cash Equivalents at End
   of Period                         $13,893,541    $ 5,165,044
                                     ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements.





                        BANYAN STRATEGIC REALTY TRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (SUPPLEMENTAL INFORMATION)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                       Foreclosed      Foreclosed
                                       Activities      Activities
                                          1995           1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                     $   79,938   $   (324,072)

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                  ---            ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                  (155,834)         ---
   Depreciation and Amortization            ---            ---
   Amortization of Discount on
     Mortgage Loans Receivable              ---            ---
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                            (392,600)        25,151
   Minority Interest Participation
     in Consolidated Partnerships           ---            ---
 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments                (45,467)            42
   Accounts Receivable                      ---            ---
   Due from Affiliates                      ---            ---
   Other Assets                            (5,508)         1,978
   Accounts Payable and Accrued
     Expenses                              45,465         (2,449)
   Accrued Interest Payable                 ---            ---
   Accrued Real Estate Tax Payable          ---            ---
   Unearned Revenue                         ---            ---
   Security Deposit Liability               ---            ---
                                      -----------    -----------
 Net Cash Provided By (Used In)
   Operating Activities                  (474,006)      (299,350)
                                      -----------    -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Asset                                  ---            ---
   Proceeds From Sale of
     Investment in Real Estate
     Venture                             1,940,039         ---
   Additions to Investment in
     Real Estate                            ---            ---
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Asset                                  ---            ---
   Other Liability                        395,838          ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                   155,834          ---
   Purchase of Investment
     Securities                             ---            ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                             ---            ---
   Principal Collections on
     Mortgage Loans Receivable              ---            ---
   Investment in Mortgage Loans
     Receivable                             ---            ---
   Due from Affiliates                    730,229       (258,026)
   Distribution From (Investment
     In) Real Estate Ventures             (54,482)       (25,436)
   Transfer of Equity From
     Sale of Investment in
     Real Estate Venture               (1,940,039)         ---
   Minority Interest Share of
     Real Estate Investments                ---            ---
                                      -----------    -----------
 Net Cash Provided By (Used In)
   Investing Activities                 1,227,419       (283,462)
                                      -----------    -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds from Mortgage Loan
     Payable                                ---            ---
   Deferred Financing Costs                 ---            ---
   Reductions to Deferred
     Financing Costs                        ---            ---
   Principal Payments on Mortgage
     Loans Payable                          ---            ---
   Dividends Paid to Shareholders           ---            ---
                                      -----------    -----------
 Net Cash Provided By (Used In)
   Financing Activities                     ---            ---
                                      -----------    -----------
 Net Increase (Decrease) In Cash
   and Cash Equivalents                   753,413       (582,812)

 Cash and Cash Equivalents at
   Beginning of Period                  1,691,988      3,289,636
                                      -----------    -----------
 Cash and Cash Equivalents at End
   of Period                           $2,445,401    $ 2,706,824
                                      ===========    ===========

 The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust's") audited consolidated financial statements for the year ended December 31, 1994 which are included in the Trust's 1994 Annual Report and Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

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

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust.


2.    INVESTMENT IN REAL ESTATE

      WILLOWBROOK INDUSTRIAL COURT PROPERTY

      On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property") which consists of a three-building office/warehouse complex with a total of approximately 85,000 square feet of leasable space located in the metropolitan Chicago area for a purchase price of $4,050,000, including liabilities assumed at acquisition of approximately $132,000. The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively, including $75,000 in reserves for property improvements and lease-up. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of $2,650,000 which bears interest at a fixed rate of 8.5%, matures on July 1, 2002, and requires monthly payments of principal and interest based upon a twenty-two and a half year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance upon its maturity. Upon acquisition, the Willowbrook Property was 93% leased.

      The terms of the BMMLP Partnership Agreement as originally established pursuant to the acquisitions of the Milwaukee Industrial and the Elmhurst Metro Court properties were modified effective July 1, 1995 as a result of the Willowbrook Property acquisition by BMMLP. Pursuant to the revised terms of the modified BMMLP Partnership Agreement, any excess cash flow from operations, after the Trust and Morgan each receives their 12% and 11% preferred return, respectively, on contributed equity, will then be split 85% to the Trust and 15% to Morgan. The modification to the Trust's excess cash flow percentage is the result of the increase in additional equity due to Morgan's contribution of approximately $370,000 pursuant to the Willowbrook Property acquisition. The results of operations for the Willowbrook Property are included in the Trust's investment activities for financial reporting purposes. The BMMLP ownership percentage changes which occurred upon acquisition of the Willowbrook Property, as mentioned above, will become effective July 1, 1995 for financial reporting purposes.

      NORTHLAKE TOWER SHOPPING CENTER

      On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a shopping center known as the Northlake Tower Shopping Center ("Northlake Property") located in northeast suburban Atlanta, Georgia for a purchase price of approximately $17,250,000. The Northlake Property consists of six structures containing approximately 322,000 rentable square feet which was built in 1984. The Trust contributed $6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow contributed approximately $1,500,000 for the remaining 20% interest, including approximately $600,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations. The Northlake Property was acquired pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 through October 4, 2007 plus 7% of annual gross rental income in excess of $2,000,000 from the operations of the Northlake Property. The ground lease also requires the payment of expenses incurred on the Northlake site, including real estate taxes. The Northlake Property was acquired by BMJNLP pursuant to a non-recourse first mortgage loan provided for by the seller in the amount of $10,350,000. The mortgage loan requires monthly payments of interest only at a fixed rate of 8.5% per annum. The mortgage loan matures on July 1, 2005 and may be repaid at any time during its term without any prepayment penalty.

      Pursuant to the terms of the BMJNLP partnership agreement, cash flow from operations will be distributed first to the Trust until it has received a 12% cumulative return on its equity contribution and then Wilkow will receive a 12% cumulative return on its contributed equity. Any excess cash flow will then be split pro-rata to the Trust and Wilkow based on their respective capital contributions. Proceeds from the sale or refinancing of the Northlake Property, after the payment of any debt or expense associated with the sale or refinancing, will be first distributed to the Trust to the extent that the 12% annual preferred return has not been received. Next, to the Trust and Wilkow on a pro-rata basis in an amount equal to their respective equity contributions. Thereafter, to Wilkow to the extent that its 12% annual preferred return has not been received. In the event there are any remaining proceeds and the average annual return to the Trust during the period that the BMJNLP owned the Northlake Property is equal to or greater than 15%, Wilkow will then receive an additional 10% increase on their capital percentage regarding the distribution of the remaining proceeds. The results of operations for the Northlake Property will be included in the Trust's Investment Activities for financial reporting purposes.

3.    INVESTMENT IN JOINT VENTURES

      The summary income statement information for the H Street Assemblage and Plaza at Westminster unconsolidated ventures for the six months ended June 30, 1995 and 1994 is as follows:

                     1995          1994

Total Revenues    $  578,253    $   745,934
                  ==========    ===========

Net Income        $1,371,455    $    84,495
                  ==========    ===========

      The increase in the net income for the six months ended June 30, 1995 as compared to the same period in 1994 is primarily due to the sale of the Trust's interest in the Plaza at Westminster ("Westminster") property on June 22, 1995 which resulted in an estimated gain on disposition of approximately $1,363,000. (See below for further details).


      PLAZA AT WESTMINSTER

      The Trust owned a 30.7% participation interest in the Westminster property. On June 22, 1995, the Westminster property was sold to an unaffiliated third party for a sales price of $7,525,000 which resulted in an estimated net gain of approximately $1,363,000 after prorations for closing costs of approximately $1,206,000. The Trust's share of the cash proceeds was approximately $1,940,000 which resulted in the Trust's share of the estimated net gain of approximately $419,000.


4.    DUE FROM AFFILIATES

      The Trust has entered into a partnership agreement with Banyan Strategic Land Fund II ("BSLFII") regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the H Street Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the H Street partnership agreement, all advances made by the Trust for BSLFII's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance of approximately $730,000 to the Trust. As of June 30, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.


5.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Fund and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Trust's costs for the six months ended June 30, 1995 and 1994 aggregated $601,114 and $523,980 respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of June 30, 1995, the Trust had a net payable due to BMC of $35,817.

      The Trust's allocated charges related to Investment Activities and Foreclosed Activities for the six months ended June 30, 1995 were $427,429 and $173,685, respectively. The Trust's allocated charges related to Investment Activities and Foreclosed Activities for the six months ended June 30, 1994 were $389,905 and $134,075, respectively.


6. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS").
For the six months ended June 30, 1995, the Trust recorded a $155,834 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of June 30, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      On January 25, 1994, the Trust received net proceeds of $134,986 relating to a recovery of payments previously made into an escrow established as part of the 1992 Class Action Settlement of the VMS securities litigation. The escrow was established to provide trustees of the Trust with monies to fund the cost of any litigation in which they were named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow and the Trust has purchased an insurance policy to cover the officers and trustees.


7.    DIVIDEND AND DISTRIBUTIONS PAID

      On July 7, 1995, the Trust declared a cash dividend for the quarter ended June 30, 1995 of $0.10 per share payable August 18, 1995 to shareholders of record on July 20, 1995.

      On July 5, 1995, the Trust issued 6,036 shares of its beneficial interest ("Award Shares") to Leonard G. Levine, its president, pursuant to Mr. Levine's amended employment agreement representing 20% of Mr. Levine's 1994 incentive compensation. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares are held for Mr. Levine by the Trust subject to certain vesting requirements as stipulated under his amended employment agreement. With respect to the Award Shares, Mr. Levine is entitled to receive any cash distributions of the Trust with respect to his share of beneficial interest between the date earned of March 15, and the date that any Award Shares are sold or forfeited by Mr. Levine. Therefore, the distribution paid by the Trust on May 20, 1995 represents $0.10 per share based on 10,477,138 shares for a total cash distribution by the Fund of $1,047,714. The Award Shares will be included in the total shares outstanding of the Trust effective July 5, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Banyan Strategic Realty Trust (the "Trust") was originally established to make mortgage loans principally to entities affiliated with VMS Realty Partners which planned to acquire and develop strategically located properties not then at their highest and best use. The Trust has ceased funding such mortgage loans. The current business plan of the Trust is to invest its cash and cash equivalents into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. From May 1993 through August 1, 1995, the Trust obtained a line of credit, completed mortgage financing on the Elmhurst, Milwaukee, Willowbrook and Northlake properties (see Results of Operations below for details regarding the acquisition and financing of Willowbrook and Northlake properties) and secured enhancement of a bond financing on the Colonial Courts property. The cash proceeds generated pursuant to these transactions provide the Trust with additional capital for the continued acquisition of income producing properties, the potential acquisition of mortgage loans and for general corporate needs. On June 22, 1995, the Trust sold its interest in the Plaza at Westminster property (see Results of Operations for details). The Trust will reinvest the net sales proceeds of approximately $1,940,000 into new real estate investments. The Trust further intends to liquidate its interest in the H Street Assemblage which was acquired through foreclosure and to reinvest the proceeds from its liquidation into additional real estate investments as well.

      Effective January 1, 1993, the Trust elected to provide supplemental financial information in a format that presents the financial condition, results of operations and cash flows from the investment of the Trust's cash and investment securities into new real estate opportunities (the "Investment Activities") and the management of the real estate assets acquired through foreclosure (the "Foreclosed Activities"). Returns on Investment Activities include the interest earned on investment securities and cash and cash equivalents and the new real estate assets acquired from May 1993 through June 30, 1995 which are offset by the incremental costs associated with the investment efforts. Returns on Foreclosed Activities include the results of managing the foreclosed real estate assets plus the costs associated with maintaining the Trust.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $16,338,942 and $14,769,170, respectively. In addition, the
Trust, at December 31, 1994 held $1,017,236 in investment securities which were immediately convertible to cash. The increase in total cash, cash equivalents and investment securities of approximately $553,000 is primarily due to the Trust's receipt of cash proceeds from the sale of the Trust's interest in the Plaza at Westminster property on June 22, 1995 of approximately $1,940,000, a $551,672 cash distribution received relating to the Trust's interest in the liquidating trust (see below), a $730,229 repayment from Banyan Strategic Land Fund II ("BSLFII") for advances made on behalf of BSLFII for H Street Assemblage expenditures (see below), the Trust's receipt of interest income from lending and investing activities of approximately $917,000 as well as cash receipts from property operations totalling approximately $4,250,000. Partially offsetting these cash receipts was the Trust's acquisition of its Willowbrook property interest on June 16, 1995 for approximately $1,268,000, payment of distributions to shareholders of $2,094,824, additions to investment in real estate of $207,774, principal payments on mortgage loans payable of $75,655, deferred financing costs of $98,271 and the payment of the Trust's operating expenses totalling approximately $4,135,000. See Results of Operations for further details regarding the sale of the Plaza at Westminster property and the acquisition of the Willowbrook property.

      The Trust has entered into a partnership agreement with Banyan Strategic Land Fund II ("BSLFII") regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the H Street Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the H Street partnership agreement, all advances made by the Trust for BSLFII's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance of approximately $730,000 to the Trust. As of June 30, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS").
For the six months ended June 30, 1995, the Trust recorded a $155,834 recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses related to the distribution received from the liquidating trust. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of June 30, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      The Trust's future liquidity is expected to be generated by the operating cash flow from Investment Activities, the sale or refinancing of the remaining asset acquired through foreclosure, interest earned on the Trust's short-term investments and to a lesser extent the potential receipt of distributions from the liquidating trust. Cash may be expended to maintain, operate and dispose of the remaining "Foreclosed Activity" property. The Trust's cash and cash equivalents, as well as cash flow from "Investment Activity" properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future. During 1995, the Trust anticipates to continue making additional investments in operating properties which could have an effect on future liquidity of the Trust. In addition, the Trust anticipates continuing the $0.10 per share quarterly distribution for the remainder of 1995.

      As of June 30, 1995 and December 31, 1994, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with aggregate carrying values totaling $5,275,977 and $5,136,229, respectively, net of $1,631,204 and $1,808,716 of unamortized discounts, respectively. During the six months ended June 30, 1995, the Trust received principal and interest totalling $22,041 and $323,598, respectively. During the six months ended June 30, 1994, the Trust received principal and interest totalling $15,806 and $325,605, respectively.

      Management reviews the properties held by the Trust on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the property's carrying value is then written down to its fair value. On a quarterly basis, management also reviews each mortgage loan in the Trust's portfolio and provides allowances as deemed necessary. The estimate of the aggregate allowances is based upon a number of factors, including analysis of the value of the collateral and, in certain cases, evaluation of the disposition strategy which includes ongoing negotiations regarding the disposition of this collateral as well as consideration of the general business conditions affecting the Trust's portfolio. Management has determined not to take any write downs for the quarter ended June 30, 1995.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the operating performance of the existing and new real estate investments; (ii) the ability to redeploy cash proceeds in new investments derived from the sale of the remaining Foreclosed Activities asset; (iii) increases in the eventual sales price of the Trust's properties; (iv) the potential receipt of cash distributions from the liquidating trust; (v) the Trust's ability to control its operating expenses; and (vi) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1995 increased to $5,167,572 from $4,012,192 for the six months ended June 30, 1994. The increase for the six months ended June 30, 1995 as compared to the same period in 1994 is due primarily to increases in property operating revenue of approximately $897,000 (see below) and interest income on investments of approximately $229,000. Interest income on investments at June 30, 1995 increased when compared to the prior year's period due to the increase in cash available for investment relating to the December 1994 financing proceeds from the Elmhurst and Colonial Courts properties.

      Industrial property operating revenue increased by approximately $173,000, which is primarily the result of an increase in rental income at the Trust's Elmhurst Metro Court property ("Elmhurst"). Rental income at Elmhurst increased by approximately $127,000 due to an increase in occupancy to 95% at June 30, 1995 as compared to 87% for the same period in 1994. This increase in occupancy is the result of the execution of approximately 10,000 square feet of new leases pursuant to its business plan to re-market the available space at Elmhurst. The rental income and occupancy level for the Milwaukee Industrial properties remained unchanged with occupancy at 98% for June 30, 1995, when compared to the same period in 1994. In addition, the acquisition of the Willowbrook property on June 16, 1995 resulted in an increase in rental income of approximately $29,000. The occupancy level for the Willowbrook property was 93% at June 30, 1995.

      Residential property operating revenue increased by approximately $84,000 resulting primarily from increases in income at the Hallmark Village Apartments property ("Hallmark") of approximately $58,000 and at the Colonial Courts of Westland Apartments ("Colonial Courts") property of approximately $26,000. These increases were due primarily to increases in rental income at the Hallmark and Colonial Courts properties was achieved as a result of the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments. The occupancy level as of June 30, 1995 and 1994 for the Hallmark property was 92% and 93%, respectively. The Colonial Courts occupancy level at June 30, 1995 and 1994 was 87% and 88%, respectively.

      Commercial property operating revenue increased by approximately $640,000 which is primarily attributable to the acquisition of the Colonial Penn and Florida Power and Light office buildings in late March of 1994. Occupancy levels at the Colonial Penn and Florida Power and Light office buildings remained unchanged at June 30, 1995 of 100% and 90%, respectively, when compared to the same period in 1994.

      Total expenses for the six months ended June 30, 1995 increased to $3,978,981 from $2,982,732 for the six months ended June 30, 1994. This increase is due to increases in expenses from property operating activities of approximately $770,000 and an increase in total other expenses of approximately $226,000. The increase in total expenses from property operating activities for 1995 is primarily attributable to the acquisition of the Trust's properties during 1994 as discussed above and the June 1995 acquisition of the Willowbrook property (as discussed below) which contributed to approximately $305,000 of this increase. In addition, total expenses from property operating activities increased in 1995 due to an increase in interest expense of approximately $279,000 relating primarily to the Trust's financing of the Elmhurst and Colonial Courts properties in December 1994. Excluding the Trust's acquisitions during 1994 and 1995, total expenses from property operating activities increased further as a result of an increase of approximately $56,000 in operating property expenses and an increase of approximately $67,000 in repairs and maintenance expense. Property operating expenses and repair and maintenance costs increased due to an increase in general and administrative costs and higher unit turnover costs at the Hallmark and Colonial Courts properties. Total other expenses increased due primarily to an increase in general and administrative expenses and an increase in amortization of deferred loan fees and financing costs. The increase in general and administrative expenses is attributable to an increase in hours allocated to the Trust by Banyan Management Corp. personnel related to the Trust's Investment Activities and supervision of its newly-acquired assets. Amortization of deferred loan fees and financing costs increased as a result of the financing of the Elmhurst and Colonial Courts properties during the fourth quarter of 1994.

      The factors discussed above resulted in consolidated net income of $1,556,728 ($0.15 per share) for the six months ended June 30, 1995 as compared to a consolidated net income of $985,663 ($0.09 per share) for the six months ended June 30, 1994.

      Total income for the three months ended June 30, 1995 increased to $2,658,097 from $2,339,258 for the three months ended June 30, 1994. The increase for the three months ended June 30, 1995 as compared to the same period in 1994 is due primarily to increases in property operating revenue of approximately $150,000 and interest income on investments of approximately $152,000. Interest income on investments at June 30, 1995 increased when compared to the prior year's period due to the increase in cash available for investment relating to the December 1994 financing of the Elmhurst and Colonial Courts properties.

      Industrial property operating revenue increased by approximately $84,000 which is the result of an increase in rental income at the Trust's Elmhurst property as well as the acquisition of the Willowbrook property in June 1995. Rental income at Elmhurst increased by approximately $55,000 due to an increase in occupancy as mentioned above. The acquisition of the Willowbrook property contributed to the increase in rental income in the amount of approximately $29,000.

      Residential property operating revenue increased by approximately $38,000 resulting primarily from an increase in rental income at the Hallmark property. An increase in rental income at the Hallmark property was achieved as a result of the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments.

      Commercial property operating revenue increased by approximately $28,000 which is attributable to an increase in rental income at the Colonial Penn and Florida Power and Light Office buildings. The increase in rental income at both properties was due to annual rent adjustments in 1995 made pursuant to the tenants lease agreements.

      Total expenses for the three months ended June 30, 1995 increased to $2,144,220 from $1,633,331 for the three months ended June 30, 1994. This increase is due to increases in expenses from property operating activities of approximately $363,000 and an increase in total other expenses of approximately $148,000. The increase in property operating expenses for the quarter ended June 30, 1995 is primarily attributable to an increase in interest expense of approximately $137,000 relating primarily to the Trust's financing of the Elmhurst and Colonial Courts properties in December 1994. In addition, total expenses from property operating activities increased due to increases of approximately $53,000 in operating property expenses and approximately $110,000 in repairs and maintenance. Operating property expenses increased due to higher general and administrative costs related to turnover of management personnel at the Hallmark and Colonial Courts properties. Repairs and maintenance costs increased due primarily to higher unit turnover costs at the Colonial Courts and Hallmark properties. Total other expenses increased due primarily to increases in general and administrative expenses and amortization of deferred loan fees and financing costs. The increase in general and administrative expenses is attributable to an increase in hours allocated to the Trust by Banyan Management Corp. personnel related to the Trust's Investment Activities and supervision of its newly-acquired assets. Amortization of deferred loan fees and financing costs increased as a result of the financing of the Elmhurst and Colonial Courts properties in December 1994.

      For the six months ended June 30, 1995, the Trust recognized net income from operations of real estate ventures of $392,600 as compared to a net loss of $(25,151) for the same period in 1994. For the three months ended June 30, 1995, the Trust recognized net income of $365,977 as compared to a net loss of $(25,923) for the same period in 1994. The operations of real estate ventures for the six months ended June 30, 1995 resulted in income from operations on the Plaza at Westminster property of $460,184 which was offset by a loss from operations of $(67,584) on the H Street Assemblage. The increase in the net income from the operations of real estate ventures for the six months ended June 30, 1995 as compared to the same period in 1994 is primarily due to the June 22, 1995 sale of the Plaza at Westminster property which resulted in the Trust's share of the total estimated net gain of approximately $419,000 as discussed below. The Trust's share of the net loss for the six months ended June 30, 1995 as compared to the same period in 1994 relating to the H Street property decreased by approximately $54,000. This decrease in net loss for the H Street property is due primarily to a reduction in legal costs paid in 1994. These legal costs related to the successful real estate tax appeal which reduced the property's assessed taxable value in 1994. In addition, legal and entitlement costs for 1995 were further reduced when compared to 1994 due to the nonrecurring payment of professional services associated with obtaining the historic preservation rights in 1994. The Trust has completed and obtained the zoning, entitlement and historic preservation rights for the H Street Assemblage. The H Street Venture has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale. The current market for the sale of undeveloped land where the H Street Assemblage is located is very limited. Further contributing to the decline in demand for commercial development sites in the Washington, D.C. market was the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. Operations of real estate ventures resulted in income from operations on the Plaza at Westminster property of $96,276 which was offset by a loss from operations of $121,427 on the H Street property for the six months ended June 30, 1994.

      The factors discussed above resulted in consolidated net income of $872,333 ($0.08 per share) for the quarter ended June 30, 1995 as compared to a consolidated net income of $666,282 ($0.06 per share) for the quarter ended June 30, 1994.

      The Trust owned a 30.7% participation interest in the Plaza at Westminster ("Westminster") property. On June 22, 1995 the Westminster property was sold to an unaffiliated third party for a sales price of $7,525,000 which resulted in an estimated net gain of approximately $1,363,000 after prorations for closing costs of approximately $1,206,000. The Trust's share of the cash proceeds was approximately $1,940,000 which resulted in the Trust's share of the estimated net gain of approximately $419,000.

      On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property") which consists of a three-building office/warehouse complex with a total of approximately 85,000 square feet of leasable space located in the metropolitan Chicago area for a purchase price of $4,050,000, including liabilities assumed at acquisition of approximately $132,000. The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively, including $75,000 in reserves for property improvements and lease-up. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of $2,650,000 which bears interest at a fixed rate of 8.5%, matures on July 1, 2002, and requires monthly payments of principal and interest based upon a twenty-two and a half year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance upon its maturity. Upon acquisition, the Willowbrook Property was 93% leased. The overall market vacancy rate for comparable properties ranges from 3% to 8%.

      The terms of the BMMLP Partnership Agreement as originally established pursuant to the acquisitions of the Milwaukee Industrial and the Elmhurst Metro Court properties were modified effective July 1, 1995 as a result of the Willowbrook Property acquisition by BMMLP. Pursuant to the revised terms of the modified BMMLP Partnership Agreement, any excess cash flow from operations, after the Trust and Morgan each receives their 12% and 11% preferred return, respectively, on contributed equity, will then be split 85% to the Trust and 15% to Morgan. The modification to the Trust's excess cash flow percentage is the result of the increase in additional equity due to Morgan's contribution of approximately $370,000 pursuant to the Willowbrook Property acquisition. The results of operations for the Willowbrook Property are included in the Trust's reinvestment activities for financial reporting purposes. The BMMLP ownership percentage changes which occurred upon acquisition of the Willowbrook Property, as mentioned above, will become effective July 1, 1995 for financial reporting purposes.

      On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a shopping center known as the Northlake Tower Shopping Center ("Northlake Property") located in northeast suburban Atlanta, Georgia for a purchase price of approximately $17,250,000. The Northlake Property consists of six structures containing approximately 322,000 rentable square feet which was built in 1984. The Trust contributed $6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow contributed approximately $1,500,000 for the remaining 20% interest including approximately $600,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations. The Northlake Property was acquired pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 through October 4, 2007 plus 7% of annual gross rental income in excess of $2,000,000 from the operations of the Northlake Property. The ground lease also requires the payment of expenses incurred on the Northlake site, including real estate taxes. The Northlake Property was acquired by BMJNLP pursuant to a non-recourse first mortgage loan provided for by the seller in the amount of $10,350,000. The mortgage loan requires monthly payments of interest only at a fixed rate of 8.5% per annum. The mortgage loan matures on July 1, 2005 and may be repaid at any time during its term without any prepayment penalty. Upon acquisition, the property was 97% leased with sixteen national and regional credit tenants leasing 84% of the leased space.

      Pursuant to the terms of the BMJNLP partnership agreement, cash flow from operations will be distributed first to the Trust until it has received a 12% cumulative return on its equity contribution and then Wilkow will receive a 12% cumulative return on its contributed equity. Any excess cash flow will then be split pro-rata to the Trust and Wilkow based on their respective capital contributions. Proceeds from the sale or refinancing of the Northlake Property, after the payment of any debt or expense associated with the sale or refinancing, will be first distributed to the Trust to the extent that the 12% annual preferred return has not been received. Next, to the Trust and Wilkow on a pro-rata basis in an amount equal to their respective equity contributions. Thereafter, to Wilkow to the extent that its 12% annual preferred return has not been received. In the event there are any remaining proceeds and the average annual return to the Trust during the period that the BMJNLP owned the Northlake Property is equal to or greater than 15%, Wilkow will then receive an additional 10% increase on their capital percentage regarding the distribution of the remaining proceeds. The results of operations for the Northlake Property will be included in the Trust's Investment Activities for financial reporting purposes.

      An objective of the Trust is to provide cash distributions to the shareholders from cash generated from the Trust's operations as discussed above. Cash generated from operations is generally not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard for comparing operating performance within the industry. Funds from operations ("FFO") is defined as net operating income excluding extraordinary items plus depreciation and amortization from real property and after adjustments for consolidated entities in which the REIT holds an interest.
FFO is not intended to be a measure of the cash generated by a REIT nor its dividend paying capacity. However, a REIT's dividend can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its dividend to net operating income.

      The Trust provides supplemental information on the results from the Investment Activities as well as on the consolidated results. For the six months ended June 30, 1995 and 1994, the Trust's Investment Activities, including interest received on the Karfad Loan Portfolio, generated FFO of $1,953,139 ($0.19 per share) and $1,671,654 ($0.16 per share), respectively.
For the six months ended June 30, 1995 and 1994, the Trust's consolidated activities generated FFO of $1,493,816 ($0.14 per share) and $1,247,467 ($0.12 per share), respectively. For the quarter ended June 30, 1995 and 1994, the Trust's Investment Activities, including interest received on the Karfad Loan Portfolio, generated FFO of $999,771 ($0.10 per share) and $1,126,824 ($0.11 per share), respectively. For the quarter ended June 30, 1995 and 1994 the Trust's consolidated activities generated FFO of $711,906 ($0.07 per share) and $910,511 ($0.09 per share), respectively. Excluding the effect of the 1994 and 1995 property acquisitions, FFO related to Investment Activities decreased by approximately $177,000 for the six months ended June 30, 1995 as compared to the same period in 1994. This decrease in FFO is primarily due to the increase in interest expense and amortization of deferred loan fees and financing costs for the six months ended June 30, 1995 of approximately $367,000 as a result of the December 1994 financing of the Elmhurst and Colonial Courts properties and obtaining the Trust's line of credit. The decrease in FFO related to reinvestment activities was partially offset by increased operating performance of the Trust's properties. Excluding the effect of interest expense, amortization of deferred loan fees and financing costs and the 1994 and 1995 acquisitions, FFO relating to reinvestment activities increased by approximately $190,000 for the six months ended June 30, 1995 as compared to the same period in 1994.


FFO for the six months ended June 30, 1995 is calculated as follows:

                              Investment    Consolidated

Net Income                   $1,476,790      $1,556,728
Plus:
  Depreciation expense          492,225         492,225
  Depreciation inclu-
    ded in Operations
    of Real Estate
    Ventures                      ---            35,145
  Lease Commission
    Amortization                 15,259          15,259

Less:
  Minority Interest
    Share of Depre-
    ciation Expense             (29,609)        (29,609)
  Minority Interest
    Share of Lease
    Commission
    Amortization                 (1,526)         (1,526)

Recovery of Losses on
  Mortgage Loans,
  Notes and Interest
  Receivable                      ---          (155,834)

Gain on Disposition of
  Investment in Real
  Estate Venture                  ---          (418,572)
                              ---------       ---------

Funds From Operations        $1,953,139      $1,493,816
                              =========       =========


      The Trust paid dividends equal to $0.10 per share on May 20, 1995 and May 20, 1994 for the first quarter of 1995 and 1994, respectively. On July 7, 1995, the Trust declared a cash dividend for the second quarter of 1995 of $0.10 per share payable August 18, 1995 to shareholders of record on July 20, 1995.

                          PART II - OTHER INFORMATION



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Trust held its 1994 Annual Meeting of Shareholders on June 27, 1995.

      There were three proposals considered at the Meeting.

      Proposal #1 was to elect three Class A Trustees to hold office for one year or otherwise as provided in the Trust's amended and restated Declaration of Trust.

      Proposal #2 was to concur in the selection of Ernst & Young L.L.P. as the Trust's independent public accountants for the fiscal year ended December 31, 1995.

      Proposal #3 was to authorize and ratify the issuance of Award Shares to Mr. Leonard G. Levine pursuant to the terms of his Employment Agreement and to authorize the future issuance of Award Shares to Mr. Levine subject to satisfaction of conditions relevant to the issuance contained in the Employment Agreement.

      The following votes were cast or abstained from voting in connection with the proposals in the manner as set forth:

                       PROPOSAL #1

SLATE OF TRUSTEES
ELECTED                   FOR        AGAINST     ABSTAIN
Walter E. Auch, Sr.     5,939,552    1,047,610      0
Norman M. Gold          5,941,016    1,046,146      0
Marvin A. Sotoloff      5,946,324    1,040,838      0

                       PROPOSAL #2

                          FOR        AGAINST     ABSTAIN
                        6,770,752       49,791   166,619

                       PROPOSAL #3

                          FOR        AGAINST     ABSTAIN
                        5,166,812    1,381,041   439,309





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this Report.

      (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                        Date:  August __, 1995
      Leonard G. Levine, President


By:   /s/ Joel L. Teglia                           Date:  August __, 1995
      Joel L. Teglia, Vice President
      Finance and Administration, Chief
      Financial and Accounting Officer