Form 10-Q
period 1995-09-30
BANYAN STRATEGIC REALTY TRUST
filed 1995-11-15
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995


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



Shares of beneficial interest outstanding as of November 14, 1995: 10,477,138

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          BANYAN STRATEGIC REALTY TRUST
                                           CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                                   (UNAUDITED)


                                    Consolidated     Consolidated

ASSETS                                  1995             1994

Cash and Cash Equivalents            $ 8,468,782     $ 14,769,170
Interest Receivable on
  Investments                             92,673           82,180
Interest Receivable on Mortgage
  Loans                                   55,904           55,106
Accounts Receivable                      334,302          107,672
Due from Affiliates                        ---            730,229
Investment Securities                      ---          1,017,236
                                    ------------     ------------
                                       8,951,661       16,761,593
                                    ------------     ------------
Mortgage Loans Receivable (Net
  of unamortized discount of
  $1,535,826 and $1,808,716,
  respectively)                        5,352,924        5,136,229

Investment in Real Estate, at
  cost:
  Land                                 8,044,994        6,182,494
  Building                            57,350,354       33,152,589

  Building Improvements                2,394,433        1,863,219
                                    ------------     ------------
                                      67,789,781       41,198,302
  Less: Accumulated Depreciation      (1,888,365)      (1,036,890)
                                    ------------     ------------
                                      65,901,416       40,161,412
                                    ------------     ------------

Investment in Real Estate
  Ventures                             9,473,533       10,697,791
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $169,883 and $21,411,
  respectively)                          843,448          793,649
Other Assets                           1,111,643          533,677
                                    ------------     ------------
Total Assets                        $ 91,634,625     $ 74,084,351
                                    ============     ============



                                    Consolidated     Consolidated
                                        1995             1994


LIABILITIES AND SHAREHOLDERS'
  EQUITY

Liabilities
Accounts Payable and Accrued
  Expenses                          $    950,397     $    802,335
Accrued Real Estate Taxes                953,642          666,567
Mortgage Loans Payable                23,482,174        7,900,695
Bond Payable                           5,500,000        5,500,000
Accrued Interest Payable                   ---             26,005

Unearned Revenue                          39,954           39,198
Security Deposit Liability               364,507          203,659
Other Liability                          686,169          290,331
                                    ------------     ------------
Total Liabilities                     31,976,843       15,428,790
                                    ------------     ------------

Minority Interest in
  Consolidated Partnerships            1,820,879          214,849

Shareholders' Equity
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 11,999,787 and
  11,993,751 Shares Issued,
  respectively                       106,687,212      106,662,313
Accumulated Deficit                  (41,484,360)     (40,855,652)
Treasury Shares at Cost,
  1,522,649 Shares                    (7,365,949)      (7,365,949)
                                    ------------     ------------
Total Shareholders' Equity            57,836,903       58,440,712
                                    ------------     ------------

Total Liabilities and Share-
  holders' Equity                   $ 91,634,625     $ 74,084,351
                                    ============     ============

Book Value Per Share of Bene-
  ficial Interest (10,477,138
  and 10,471,102 Shares
  Outstanding, respectively)        $       5.52     $       5.58
                                    ============     ============




The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                          Supplemental Information

                                        Investment
                          Investment     Activities
                          Activities
ASSETS                       1995           1994

Cash and Cash            $  6,368,283   $ 13,077,182
Equivalents
Interest Receivable on
  Investments                  45,861        58,422
Interest Receivable on
Mortgage                       55,904        55,106
  Loans
Accounts Receivable           334,302       107,672
Due from Affiliates             ---           ---
Investment Securities           ---       1,017,236
                         ------------   ------------

                            6,804,350     14,315,618
                         ------------
                                        ------------

Mortgage Loans
Receivable (Net
  of unamortized
discount of                 5,352,924     5,136,229
  $1,535,826 and
$1,808,716,
  respectively)

Investment in Real
Estate, at
  cost:
  Land                      8,044,994     6,182,494

  Building                 57,350,354    33,152,589
  Building Improvements     2,394,433     1,863,219
                         ------------   ------------

                           67,789,781    41,198,302
  Less: Accumulated        (1,888,365)   (1,036,890)
Depreciation             ------------   ------------

                           65,901,416    40,161,412
                         ------------   ------------


Investment in Real
Estate                          ---           ---
  Ventures
Deferred Financing
Costs (Net of
  Accumulated
Amortization of               843,448       793,649
  $169,883 and $21,411,
  respectively)
Other Assets                  839,003       408,353
                         ------------   ------------

Total Assets             $ 79,741,141   $ 60,815,261
                         ============
                                        ============



                          Supplemental Information

                                        Investment
                          Investment     Activities
                          Activities
                             1995           1994



LIABILITIES

Liabilities
Accounts Payable and
Accrued                  $    773,583   $    621,966
  Expenses
Accrued Real Estate           953,642       666,567
Taxes
Mortgage Loans Payable     23,482,174     7,900,695
Bond Payable                5,500,000     5,500,000

Accrued Interest                ---          26,005
Payable
Unearned Revenue               39,954        39,198
Security Deposit              364,507        203,659
Liability
Other Liability                 ---           ---
                         ------------   ------------

Total Liabilities          31,113,860    14,958,090
                         ------------   ------------


Minority Interest in
  Consolidated              1,820,879       214,849
Partnerships







The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)


                                  Supplemental Information
                                 Foreclosed     Foreclosed
                                 Activities     Activities

ASSETS                              1995           1994

Cash and Cash Equivalents       $  2,100,499   $  1,691,988
Interest Receivable on
  Investments                         46,812         23,758

Interest Receivable on
Mortgage                               ---            ---
  Loans
Accounts Receivable                    ---            ---
Due from Affiliates                    ---          730,229
Investment Securities                  ---            ---
                                ------------   ------------
                                   2,147,311      2,445,975
                                ------------   ------------
Mortgage Loans Receivable              ---            ---

Investment in Real Estate, at
  cost:
  Land                                 ---            ---
  Building                             ---            ---
  Building Improvements                ---            ---
                                ------------   ------------
                                       ---            ---
  Less: Accumulated                    ---            ---
Depreciation                    ------------   ------------

                                       ---            ---
                                ------------   ------------
Investment in Real Estate
  Ventures                         9,473,533     10,697,791
Deferred Financing Costs               ---            ---
Other Assets                         272,640        125,324
                                ------------   ------------

Total Assets                    $ 11,893,484   $ 13,269,090
                                ============   ============



                                  Supplemental Information
                                 Foreclosed     Foreclosed
                                 Activities     Activities
                                    1995           1994

LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                      $    176,814   $    180,369
Accrued Real Estate Taxes              ---            ---
Mortgage Loans Payable                 ---            ---
Bond Payable                           ---            ---
Accrued Interest Payable               ---            ---

Unearned Revenue                       ---            ---
Security Deposit Liability             ---            ---
Other Liability                      686,169        290,331
                                ------------   ------------
Total Liabilities                    862,983        470,700
                                ------------   ------------


Minority Interest in
Consolidated
 Partnerships                          ---            ---






The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                                      Consolidated  Consolidated
INCOME                                    1995          1994
Income From Property Operating
  Activities:
  Industrial                          $ 1,921,973   $ 1,561,948

  Residential                           2,472,308     2,346,027
  Commercial                            2,161,285     1,495,252
  Retail                                  756,356         ---
                                      -----------   -----------
  Total Income From Property
    Operating Activities                7,311,922     5,403,227
                                      -----------   -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans            761,181       713,547
  Income on Investments                   548,092       275,794
                                      -----------   -----------

  Total Income From Lending
    and Investing Activities            1,309,273       989,341
                                      -----------   -----------
Total Income                            8,621,195     6,392,568
                                      -----------   -----------
EXPENSES
Expenses from Property
Operating
  Activities:
  Operating Property Expenses             378,861       240,613
  Repairs and Maintenance                 866,604       609,042
  Real Estate Taxes                       745,134       625,119
  Interest and Ground Lease               996,856       237,081
Expense
  Property Management Fees                276,552       200,608
  Payroll Expense                         327,284       378,334
  Utilities Expense                       498,552       412,741
  Depreciation and
    Amortization                          874,146       627,174
                                      -----------   -----------
  Total Expenses From Property
    Operating Activities                4,963,989     3,330,712
                                      -----------   -----------

Other Expenses:
  Shareholder Expenses                    148,364       153,341
  Trustees' Fees, Expenses
    and Insurance                         316,010       314,563
  Other Professional Fees                 156,917       153,313
  General and Administrative            1,074,777       909,645
  Amortization of Deferred Loan
    Fees and Financing Costs              172,057        36,955
  Recovery of Losses on Loans,
    Notes and Interest
Receivable
    and Class Action Settlement          (155,834)     (134,986)
    Costs and Expenses                -----------   -----------
  Total Other Expenses                  1,712,291     1,432,831
                                      -----------   -----------



                                      Consolidated  Consolidated
                                          1995          1994



Total Expenses                          6,676,280     4,763,543
                                      -----------   -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                       1,944,915     1,629,025

Minority Interest in
  Consolidated Partnerships               (80,359)      (28,014)

Income (Loss) from Operations
of                                        649,274       (46,064)
  Real Estate Ventures                -----------   -----------

Net Income (Loss)                     $ 2,513,830   $ 1,554,947
                                      ===========   ===========

Earnings (Loss) Per Share of
  Beneficial Interest
(10,473,048
  and 10,471,102 Weighted             $      0.24   $      0.15
Average                               ===========   ===========
  Shares Outstanding,
respectively)






The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                                  Supplemental Information
                                  Investment     Investment
                                  Activities     Activities
                                      1995           1994
INCOME
Income From Property Operating
  Activities:
  Industrial                       $1,921,973     $1,561,948
  Residential                       2,472,308      2,346,027
  Commercial                        2,161,285      1,495,252
  Retail                              756,356          ---
                                  -----------     ----------
  Total Income From Property
    Operating Activities            7,311,922      5,403,227
                                  -----------    -----------

Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans        761,181        713,547
  Income on Investments               439,242        165,154
                                  -----------    -----------
  Total Income From Lending
    and Investing Activities        1,200,423        878,701
                                  -----------    -----------
Total Income                        8,512,345      6,281,928
                                  -----------    -----------

EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses         378,861        240,613
  Repairs and Maintenance             866,604        609,042
  Real Estate Taxes                   745,134        625,119
  Interest and Ground Lease
    Expense                           996,856        237,081
  Property Management Fees            276,552        200,608
  Payroll Expense                     327,284        378,334
  Utilities Expense                   498,552        412,741
  Depreciation and
    Amortization                      874,146        627,174
                                  -----------    -----------
  Total Expenses From Property
    Operating Activities            4,963,989      3,330,712
                                  -----------    -----------


                                  Supplemental Information
                                  Investment     Investment
                                  Activities     Activities
                                      1995           1994
Other Expenses:
  Shareholder Expenses                 46,999         22,239
  Trustees' Fees, Expenses
    and Insurance                      19,665         17,875
  Other Professional Fees             102,193        100,502
  General and Administrative          785,403        656,575
  Amortization of Deferred
    Loan Fees and Financing
    Costs                             172,057         36,955
  Recovery of Losses on Loans,
   Notes and Interest Receivable
   and Class Action Settlement
   Costs and Expenses                   ---            ---
                                  -----------    -----------
  Total Other Expenses              1,126,317        834,146
                                  -----------    -----------



Total Expenses                      6,090,306      4,164,858
                                  -----------    -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                   2,422,039      2,117,070

Minority Interest in
  Consolidated Partnerships           (80,359)       (28,014)

Income (Loss) from Operations
  of Real Estate Ventures               ---            ---
                                  -----------    -----------

Net Income (Loss)                 $ 2,341,680    $ 2,089,056
                                  ===========    ===========
Earnings (Loss) Per Share of
  Beneficial Interest
(10,473,048
  and 10,471,102 Weighted
Average                           $      0.22    $      0.20
  Shares Outstanding,             ===========    ===========
  respectively)




The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                Supplemental Information
                                 Foreclosed   Foreclosed
                                 Activities   Activities
                                    1995         1994
INCOME
Income From Property Operating
  Activities:
  Industrial                     $     ---    $     ---
  Residential                          ---          ---
  Commercial                           ---          ---
  Retail                               ---          ---
                                 -----------  -----------
  Total Income From Property
    Operating Activities               ---          ---
                                 -----------  -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans         ---          ---
  Income on Investments              108,850      110,640
                                 -----------  -----------
  Total Income From Lending
    and Investing Activities         108,850      110,640
                                 -----------  -----------

Total Income                         108,850      110,640
                                 -----------  -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses          ---          ---
  Repairs and Maintenance              ---          ---
  Real Estate Taxes                    ---          ---
  Interest and Ground Lease
    Expense                            ---          ---
  Property Management Fees             ---          ---
  Payroll Expenses                     ---          ---
  Utilities Expense                    ---          ---
  Depreciation and                     ---          ---
Amortization                     -----------  -----------
  Total Expenses From Property
    Operating Activities               ---          ---
                                 -----------  -----------

                                Supplemental Information
                                 Foreclosed   Foreclosed
                                 Activities   Activities
                                    1995         1994
Other Expenses:
  Shareholder Expenses               101,365      131,102
  Trustees' Fees, Expenses
    and Insurance                    296,345      296,688
  Other Professional Fees             54,724       52,811
  General and Administrative         289,374      253,070
  Amortization of Deferred
Loan                                   ---          ---
    Fees and Financing Costs
  Recovery of Losses on Loans,
   Notes and Interest
Receivable
   and Class Action Settlement      (155,834)    (134,986)
   Costs and Expenses            -----------  -----------
  Total Other Expenses               585,974      598,685
                                 -----------  -----------

Total Expenses                       585,974      598,685
                                 -----------  -----------


Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                   (477,124)    (488,045)

Minority Interest in
  Consolidated Partnerships            ---          ---

Income (Loss) from Operations
  of Real Estate Ventures            649,274      (46,064)
                                 -----------  -----------

Net Income (Loss)                $   172,150  $  (534,109)
                                 ===========  ============


Earnings (Loss) Per Share of
  Beneficial Interest
(10,473,048
  and 10,471,102 Weighted       $       0.02  $     (0.05)
Average                         ============  ============
  Shares Outstanding,
  respectively)






The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                  ConsolidatedConsolidated
INCOME                                1995        1994
Income From Property
Operating
  Activities:
  Industrial                      $   726,917 $   540,047
  Residential                         833,174     790,641
  Commercial                          745,217     718,902
  Retail                              756,356       ---
                                  ----------- -----------
  Total Income From Property
    Operating Activities            3,061,664   2,049,590
                                  ----------- -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage              260,104     242,313
Loans
  Income on Investments               131,855      88,473
                                  ----------- -----------
  Total Income From Lending
    and Investing Activities          391,959     330,786
                                  ----------- -----------
Total Income                        3,453,623   2,380,376
                                  ----------- -----------
EXPENSES

Expenses from Property
Operating
  Activities:
  Operating Property Expenses         151,134      91,670
  Repairs and Maintenance             377,126     248,342
  Real Estate Taxes                   288,707     241,111
  Interest and Ground Lease           559,718      78,600
Expense
  Property Management Fees            101,715      71,732
  Payroll Expense                     127,004     146,358
  Utilities Expense                   178,875     166,370
  Depreciation and
    Amortization                      366,662     243,944
                                  ----------- -----------
  Total Expenses From
Property                            2,150,941   1,288,127
    Operating Activities          ----------- -----------
Other Expenses:
  Shareholder Expenses                 32,460      29,314
  Trustees' Fees, Expenses
    and Insurance                      98,065     109,695
  Other Professional Fees              55,445      44,196
  General and Administrative          301,127     297,072
  Amortization of Deferred
Loan                                   59,261      12,407
    Fees and Financing Costs
  Recovery of Losses on
Loans,
    Notes and Interest
Receivable                              ---        ---
    and Class Action              ----------- -----------
Settlement
    Costs and Expenses

  Total Other Expenses                546,358     492,684
                                  ----------- -----------



                                  ConsolidatedConsolidated
                                      1995        1994



Total Expenses                      2,697,299   1,780,811
                                  ----------- -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                     756,324     599,565

Minority Interest in
  Consolidated Partnerships           (55,896)     (9,368)

Income (Loss) from Operations
of                                    256,674     (20,913)
  Real Estate Ventures            ----------- -----------

Net Income (Loss)                 $   957,102 $   569,284
                                  =========== ===========

Earnings (Loss) Per Share of
  Beneficial Interest
(10,476,876
  and 10,471,102 Weighted         $      0.09 $      0.05
Average                           =========== ===========
  Shares Outstanding,
respectively)






The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                                Supplemental Information
                                Investment     Investment
                                Activities     Activities
                                    1995           1994
INCOME
Income From Property Operating
  Activities:
  Industrial                     $  726,917     $  540,047
  Residential                       833,174        790,641
  Commercial                        745,217        718,902
  Retail                            756,356          ---
                                -----------     ----------
  Total Income From Property
    Operating Activities          3,061,664      2,049,590
                                -----------    -----------

Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans      260,104        242,313
  Income on Investments             121,992         43,870
                                -----------    -----------
  Total Income From Lending
    and Investing Activities        382,096        286,183
                                -----------    -----------
Total Income                      3,443,760      2,335,773
                                -----------    -----------

EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses       151,134         91,670
  Repairs and Maintenance           377,126        248,342
  Real Estate Taxes                 288,707        241,111
  Interest and Ground Lease
    Expense                         559,718         78,600
  Property Management Fees          101,715         71,732
  Payroll Expense                   127,004        146,358
  Utilities Expense                 178,875        166,370
  Depreciation and
    Amortization                    366,662        243,944
                                -----------    -----------
  Total Expenses From Property
    Operating Activities          2,150,941      1,288,127
                                -----------    -----------


                                Supplemental Information
                                Investment     Investment
                                Activities     Activities
                                    1995           1994
Other Expenses:
  Shareholder Expenses               21,728          4,114
  Trustees' Fees, Expenses
    and Insurance                     6,665          5,563
  Other Professional Fees            39,957         27,571
  General and Administrative        244,422        209,302
  Amortization of Deferred
    Loan Fees and Financing
    Costs                            59,261         12,407
  Recovery of Losses on Loans,
    Notes and Interest
   Receivable and Class Action
   Settlement Costs and
   Expenses                           ---            ---
                                -----------    -----------
  Total Other Expenses              372,033        258,957
                                -----------    -----------



Total Expenses                    2,522,974      1,547,084
                                -----------    -----------

Income (Loss) Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                   920,786        788,689

Minority Interest in
  Consolidated Partnerships         (55,896)        (9,368)

Income (Loss) from Operations
  of Real Estate Ventures             ---            ---
                                -----------    -----------

Net Income (Loss)               $   864,890    $   779,321
                                ===========    ===========
Earnings (Loss) Per Share of
  Beneficial Interest
(10,476,876
  and 10,471,102 Weighted
Average                         $      0.08    $      0.07
  Shares Outstanding,           ===========    ===========
  respectively)




The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                              Supplemental Information

                              Foreclosed   Foreclosed
                              Activities   Activities
                                 1995         1994
INCOME
Income From Property
Operating
  Activities:
  Industrial                  $     ---    $     ---
  Residential                       ---          ---
  Commercial                        ---          ---
  Retail                            ---          ---
                              -----------  -----------
  Total Income From Property
    Operating Activities            ---          ---
                              -----------  -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage            ---          ---
Loans
  Income on Investments             9,863       44,603
                              -----------  -----------
  Total Income From Lending
    and Investing Activities        9,863       44,603
                              -----------  -----------

Total Income                        9,863       44,603
                              -----------  -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property                ---          ---
Expenses
  Repairs and Maintenance           ---          ---
  Real Estate Taxes                 ---          ---
  Interest and Ground Lease
    Expense                         ---          ---
  Property Management Fees          ---          ---
  Payroll Expenses                  ---          ---
  Utilities Expense                 ---          ---
  Depreciation and                  ---          ---
Amortization                  -----------  -----------
  Total Expenses From
Property                            ---          ---
    Operating Activities      -----------  -----------

                              Supplemental Information

                              Foreclosed   Foreclosed
                              Activities   Activities
                                 1995         1994
Other Expenses:
  Shareholder Expenses             10,732       25,200
  Trustees' Fees, Expenses
    and Insurance                  91,400      104,132
  Other Professional Fees          15,488       16,625
  General and Administrative       56,705       87,770
  Amortization of Deferred
Loan                                ---          ---
    Fees and Financing Costs
  Recovery of Losses on
Loans,
   Notes and Interest
Receivable                          ---          ---
   and Class Action           -----------  -----------
Settlement
   Costs and Expenses
  Total Other Expenses            174,325      233,727
                              -----------  -----------

Total Expenses                    174,325      233,727
                              -----------  -----------


Income (Loss) Before
Minority
  Interest and Income (Loss)
  from Operations of Real        (164,462)    (189,124)
  Estate Ventures

Minority Interest in
  Consolidated Partnerships         ---          ---

Income (Loss) from
Operations                        256,674      (20,913)
  of Real Estate Ventures     -----------  -----------

Net Income (Loss)             $     92,212          $
                                              (210,037)
                              ===========  ============


Earnings (Loss) Per Share of
  Beneficial Interest
(10,476,876
  and 10,471,102 Weighted
Average                       $       0.01 $     (0.02)
  Shares Outstanding,         ============ ============
  respectively)






The accompanying notes are an integral part of the consolidated financial statements.




                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                 Shares of
                            Beneficial Interest          Accumulated        Treasury
                          Shares          Amount            Deficit         Shares           Total

Shareholders'
Equity,
December 31, 1994
                        11,993,751     $106,662,313      $(40,855,652)    $(7,365,949)    $58,440,712

Award Shares
Issued                       6,036           24,899             ---             ---            24,899


Net Income                   ---              ---           2,513,830           ---         2,513,830


Dividends
Paid                         ---              ---          (3,142,538)          ---        (3,142,538)
                       -----------     ------------      ------------     -----------     -----------
Shareholders'
Equity,
September 30,           11,999,787     $106,687,212      $(41,484,360)    $(7,365,949)    $57,836,903
1995                   ===========     ============      ============     ===========    ===========








The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                   Consolidated
                                     Consolidated

                                         1995          1994

 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                   $ 2,513,830   $  1,554,947

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                10,596        66,474

   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                 (155,834)        ---
   Depreciation and Amortization       1,046,203       664,129
   Amortization of Discount on
     Mortgage Loans Receivable          (272,890)     (225,663)
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                           (649,274)       46,064
   Minority Interest Participation
     in Consolidated Partnerships         80,359        28,014
 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments               (11,291)       26,789
   Accounts Receivable                  (226,630)      147,004
   Due from Affiliates                     ---           ---
   Other Assets                          (85,148)     (193,646)
   Accounts Payable and Accrued
     Expenses                           (160,919)     (137,011)
   Accrued Interest Payable              (26,005)         (424)
   Accrued Real Estate Tax Payable       180,464       581,308

   Unearned Revenue                          556        11,145
   Security Deposit Liability              9,743        20,086
                                     -----------   -----------
 Net Cash Provided By (Used In)
   Operating Activities                2,253,760     2,589,216
                                     -----------   -----------
 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                          (26,060,265)  (18,710,648)
   Proceeds From Sale of
     Investment in Real
     Estate Venture                    1,931,467            ---
   Investment In Real Estate
     Ventures, Net                       (57,935)      (64,380)
   Additions to Investment in
     Real Estate                        (531,214)     (517,657)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                               51,408      (413,525)
   Other Liability                       395,838         ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                  155,834         ---
   Purchase of Investment
     Securities                       (1,493,360)        ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                        2,500,000    14,363,649
   Principal Collections on
     Mortgage Loans Receivable            32,610        26,127
   Investment in Mortgage Loans
     Receivable                             ---         (4,771)
   Due from Affiliates                   730,229      (418,111)
   Transfer of Equity From
     Sale of Investment in
     Real Estate Venture                    ---           ---
                                     -----------   -----------

 Net Cash (Used In) Provided By
   Investing Activities              (22,345,388)   (5,739,316)
                                     -----------   -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Mortgage Loans
     Payable                          15,706,807
   Minority Interest Share of
     Real Estate Investments           1,525,671       (56,561)
   Deferred Financing Costs             (198,271)        ---
   Reductions to Deferred
     Financing Costs                        ---          5,864
   Principal Payments on Mortgage
     Loans Payable                      (125,328)      (63,614)
   Dividends Paid to Shareholders     (3,142,538)   (3,141,331)
   Issuance of Common Stock               24,899         ---
                                     -----------    -----------

 Net Cash Provided By (Used In)
   Financing Activities               13,791,240    (3,255,642)
                                     -----------   -----------
 Net (Decrease) Increase In Cash
   and Cash Equivalents               (6,300,388)   (6,405,742)
 Cash and Cash Equivalents at
   Beginning of Period                14,769,170    13,621,820
                                     -----------   -----------
 Cash and Cash Equivalents at End
   of Period                         $ 8,468,782   $ 7,216,078
                                     ===========   ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                    Investment
                                     Activities    Investment
                                                   Activities
                                       1995           1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                  $ 2,341,680  $ 2,089,056

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In)
 Operating
   Activities:
   Amortization of Premium on
     Investment Securities              10,596        66,474
   Recovery of Losses on Loans,
     Notes and Interest
 Receivable
     and Class Action Settlement         ---           ---
     Costs and Expenses
   Depreciation and Amortization      1,046,203      664,129
   Amortization of Discount on
     Mortgage Loans Receivable        (272,890)     (225,663)
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                            ---           ---

   Minority Interest
 Participation                          80,359        28,014
     in Consolidated Partnerships

 Net Change In:
   Interest Receivable on
 Mortgage                               11,763        47,447
     Loans and Investments
   Accounts Receivable                (226,630)      147,004
   Due From Affiliates                   ---           ---
   Other Assets                         62,168      (182,511)
   Accounts Payable and Accrued
     Expenses                         (157,364)      (90,177)
   Accrued Interest Payable            (26,005)         (424)
   Accrued Real Estate Tax             180,464       581,308
 Payable
   Unearned Revenue                        556        11,145
   Security Deposit Liability            9,743        20,086
                                    -----------  -----------
                                              -
 Net Cash Provided By (Used In)
   Operating Activities              3,060,643     3,155,888
                                    -----------  -----------



 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                         (26,060,265  (18,710,648)
                                              )
   Proceeds from Sale of Invest-
     ment in Real Estate Venture         ---           ---
   Investment In Real Estate
     Ventures, Net                       ---           ---
   Additions to Investment in
     Real Estate                      (531,214)     (517,657)
   Payment of Liabilities Assumed
     at Acquisition of Real
 Estate      Assets                     51,408      (413,525)
   Other Liability                       ---           ---
   Recovery of Losses on Loans,
     Notes and Interest
 Receivable
     and Class Action Settlement         ---
     Costs and Expenses                                ---
   Purchase of Investment
     Securities                     (1,493,360)        ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                      2,500,000    14,363,649
   Principal Collections on
     Mortgage Loans Receivable          32,610        26,127
   Investment in Mortgage Loans
     Receivable                          ---          (4,771)
   Due from Affiliates                   ---           ---
   Transfer of Equity From
     Sale of Investment in Real
     Estate Venture                  1,940,039          ---
                                    -----------  -----------

 Net Cash (Used In) Provided By
   Investing Activities             (23,560,782   (5,256,825)
                                              )  -----------
                                    -----------


 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds From Mortgage Loans
     Payable                        15,706,807         ---
   Minority Interest Share of
     Real Estate Investments         1,525,671       (56,561)
   Deferred Financing Costs           (198,271)        ---
   Reductions to Deferred
     Financing Costs                     ---           5,864
   Principal Payments on Mortgage
     Loans Payable                    (125,328)      (63,614)
   Dividends Paid to Shareholders                 (2,387,057)
                                    (3,142,538)
   Issuance of Common Stock             24,899         ---
                                    -----------  -----------

 Net Cash Provided By (Used In)
   Financing Activities             13,791,240    (2,501,368)
                                    -----------  -----------

 Net (Decrease) Increase In Cash
   and Cash Equivalents             (6,708,899)   (4,602,305)
 Cash and Cash Equivalents at
   Beginning of Period               13,077,182   10,332,184
                                                 -----------
                                    -----------


 Cash and Cash Equivalents at End
   of Period                        $ 6,368,283  $ 5,729,879
                                                 ===========
                                    ===========

 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                      Foreclosed     Foreclosed
                                      Activities     Activities
                                         1995          1994
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                    $  172,150            $
                                                      (534,109)
 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating
   Activities:
   Amortization of Premium on
     Investment Securities                 ---           ---

   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                 (155,834)        ---
   Depreciation and Amortization           ---           ---
   Amortization of Discount on
     Mortgage Loans Receivable             ---           ---
   Net (Income) Loss From
     Operation of Real Estate
     Ventures                           (649,274)       46,064
   Minority Interest Participation
     in Consolidated Partnerships          ---           ---
 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments               (23,054)      (20,658)
   Accounts Receivable                     ---           ---
   Due from Affiliates                     ---           ---
   Other Assets                         (147,316)      (11,135)
   Accounts Payable and Accrued
     Expenses                             (3,555)      (46,834)
   Accrued Interest Payable                ---           ---
   Accrued Real Estate Tax Payable         ---           ---

   Unearned Revenue                        ---           ---
   Security Deposit Liability              ---           ---
                                     -----------   -----------
 Net Cash Provided By (Used In)
   Operating Activities                 (806,883)     (566,672)
                                     -----------   -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                                ---           ---
   Proceeds From Sale of
     Investment in Real Estate
     Venture                            1,931,467        ---
   Investment In Real Estate
     Ventures, Net                       (57,935)      (64,380)
   Additions to Investment in
     Real Estate                           ---           ---
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                                ---           ---
   Other Liability                       395,838         ---
   Recovery of Losses on Loans,
     Notes and Interest Receivable
     and Class Action Settlement
     Costs and Expenses                  155,834         ---
   Purchase of Investment
     Securities                            ---           ---
   Proceeds From Sale and
     Maturities of Investment
     Securities                            ---           ---
   Principal Collections on
     Mortgage Loans Receivable             ---           ---
   Investment in Mortgage Loans
     Receivable                            ---           ---
   Due from Affiliates                   730,229      (418,111)

   Transfer of Equity From
     Sale of Investment in
     Real Estate Venture              (1,940,039)        ---
                                     -----------   -----------

 Net Cash (Used In) Provided By
   Investing Activities                1,215,394      (482,491)
                                     -----------   -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from Mortgage Loans
     Payable                               ---           ---
   Minority Interest Share of
     Real Estate Investments               ---           ---
   Deferred Financing Costs                ---           ---
   Reductions to Deferred
     Financing Costs                       ---           ---
   Principal Payments on Mortgage
     Loans Payable                         ---           ---
   Dividends Paid to Shareholders          ---        (754,274)
   Issuance of Common Stock                ---           ---
                                     -----------   -----------
 Net Cash Provided By (Used In)
   Financing Activities                    ---        (754,274)
                                     -----------   -----------
 Net (Decrease) Increase In Cash
   and Cash Equivalents                  408,511    (1,803,437)

 Cash and Cash Equivalents at
   Beginning of Period                 1,691,988     3,289,636
                                     -----------   -----------

 Cash and Cash Equivalents at End
   of Period                          $2,100,499   $ 1,486,199
                                     ===========   ===========
 The accompanying notes are an integral part of the consolidated financial statements.


                          BANYAN STRATEGIC REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1994 which are included in the Trust's 1994 Annual Report and Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Ventures are accounted for on the equity method.

      FINANCIAL STATEMENT PRESENTATION

      Effective January 1, 1993, the Trust elected to provide supplemental financial information in a format that segregates financial condition, results of operations and cash flows between the Trust's new investments in real estate assets (the "Investment Activities") and the real estate assets acquired in prior years through foreclosure (the "Foreclosed Activities").

      Certain reclassifications have been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 operating results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust.


2.    INVESTMENT IN REAL ESTATE

      WILLOWBROOK INDUSTRIAL COURT PROPERTY

      On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property") which consists of a three-building office/warehouse complex with a total of approximately 84,000 square feet of leasable space located in the metropolitan Chicago area for a purchase price, including liabilities assumed at acquisition, of approximately $3,922,000. The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively, which includes $200,000 in reserves held by BMMLP for property improvements and lease-up. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of $2,650,000 which bears interest at a fixed rate of 8.5%, matures on July 1, 2002, and requires monthly payments based upon a twenty-two and a half year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance at maturity. Upon acquisition, the Willowbrook Property was 93% leased.

      The terms of the BMMLP Partnership Agreement as originally established at the time of the acquisitions of the Milwaukee Industrial and the Elmhurst Metro Court properties, were amended effective July 1, 1995 as a result of the Willowbrook Property acquisition by BMMLP. Pursuant to the amended BMMLP Partnership Agreement, any excess cash flow from operations, after each of the Trust and Morgan receives its 12% and 11% preferred return, respectively, on contributed equity, will be allocated 85% to the Trust and 15% to Morgan. The amendment was adopted as a result of the increase in additional equity contributed by Morgan of approximately $370,000. The results of operations for the Willowbrook Property are included in the Trust's investment activities for financial reporting purposes. The BMMLP ownership percentage changes which occurred upon acquisition of the Willowbrook Property, as mentioned above, will become effective July 1, 1995 for financial reporting purposes.

      NORTHLAKE TOWER SHOPPING CENTER

      On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a shopping center known as the Northlake Tower Shopping Center ("Northlake Property") located in northeast suburban Atlanta, Georgia for a purchase price, including liabilities assumed at acquisition, of approximately $17,079,000. The Northlake Property consists of six structures containing approximately 322,000 rentable square feet built in 1984. The Trust contributed $6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow contributed approximately $1,500,000 for the remaining 20% interest, which includes approximately $550,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations. The Northlake Property was acquired pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000,000 from the operations of the Northlake Property. The ground lease also requires that BMJNLP pay for expenses incurred on the Northlake site, including real estate taxes. The Northlake Property was financed by BMJNLP utilizing a non-recourse leasehold mortgage loan from the seller in the amount of $10,350,000. The mortgage loan requires monthly payments of interest only at a fixed rate of 8.5% per annum. The leasehold mortgage loan matures on July 1,

2005 and may be repaid at any time during its term without any prepayment penalty.

      Pursuant to the terms of the BMJNLP Partnership Agreement, cash flow from operations will be distributed first to the Trust until it has received a 12% cumulative return on its capital contribution and then to Wilkow until it has received a 12% cumulative return on its capital contribution. Any excess cash flow will be allocated pro-rata to the Trust and Wilkow based on their respective capital contributions. Proceeds from the sale or refinancing of the Northlake Property, after the payment of any debt or expense associated with the sale or refinancing, will be distributed first to the Trust to the extent that the 12% annual preferred return has not been received. Next, distributions will be made to the Trust and Wilkow on a pro-rata basis in an amount equal to their respective equity contributions. Thereafter, distributions will be made to Wilkow to the extent that its 12% annual preferred return has not been received. In the event there are any remaining proceeds to be distributed and the average annual return to the Trust during the period that BMJNLP owned the Northlake Property is equal to or greater than 15%, Wilkow will receive 30% of any remaining proceeds. The results of operations for the Northlake Property are included in the Trust's Investment Activities for financial reporting purposes.

      BLUEGRASS CORPORATE CENTER

      On September 26, 1995, a subsidiary of the Trust acquired a 100% ownership interest in a seven building office/industrial complex known as the Bluegrass Corporate Center (the "Bluegrass Property") located in Jefferson County, Kentucky (suburban Louisville), for a purchase price, including liabilities assumed at acquisition, of approximately $5,059,000. The seven buildings contain approximately 182,000 net rentable square feet. The Bluegrass Property was built during 1976-77 and 1979-80 and was 91% leased with 43 tenants upon acquisition. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of approximately $2,707,000, bears interest at a fixed rate of 8%, matures on April 25, 2001, and requires monthly payments based upon a twenty year amortization schedule with a balloon payment of approximately $2,320,000 upon maturity. The results of operations for the Bluegrass Property are included in the Trust's Investment Activities for financial reporting purposes.



3.    INVESTMENT IN JOINT VENTURES

      H STREET ASSEMBLAGE

      The summary income statement information for the H Street Assemblage unconsolidated venture for the nine months ended September 30, 1995 and 1994 is as follows:

                        1995         1994

Total Revenues       $  409,991   $   301,943
                     ==========   ===========

Net Income (Loss)    $  372,281   $  (355,601)
                     ==========   ===========

      PLAZA AT WESTMINSTER

      The Trust owned a 30.7% participation interest in the Westminster property. On June 22, 1995, the Westminster property was sold to an unaffiliated third party for $7,525,000 which resulted in a net gain of approximately $1,333,000 after prorations for closing costs of approximately $1,235,000. The Trust's share of the cash proceeds was approximately $1,931,000 which resulted in the Trust's share of the net gain of approximately $409,000. The Trust's share of income generated from operations of Westminster for the nine months ended September 30, 1995 was $42,675 (prior to sale) as compared to $142,405 for the same period in 1994.


4.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Trust's allocable share of costs for the nine months ended September 30, 1995 and 1994 aggregated $832,074 and $809,987, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust.
As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of September 30, 1995, the Trust had a net receivable due from BMC of $43,654.

      The Trust's allocated charges related to Investment Activities and Foreclosed Activities for the nine months ended September 30, 1995 were $615,879 and $216,195, respectively. The Trust's allocated charges related to Investment Activities and Foreclosed Activities for the nine months ended September 30, 1994 were $601,087 and $208,900, respectively.




5. RECOVERY OF LOSSES ON LOANS, NOTES AND INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the nine months ended September 30, 1995, the Trust recorded $155,834 of this distribution as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of September 30, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      On January 25, 1994, the Trust received net proceeds of $134,986 as a recovery of payments previously made into an escrow established as part of the 1992 Class Action Settlement of the VMS securities litigation. The escrow was established to provide trustees of the Trust with monies to fund the cost of any litigation in which they might be named as defendants following settlement of the class action. Subsequently, the trustees have released the proceeds from the escrow and the Trust has purchased an insurance policy to cover the officers and trustees.

6.    DIVIDEND AND DISTRIBUTIONS PAID

      On October 5, 1995, the Trust declared a cash dividend for the quarter ended September 30, 1995 of $0.10 per share payable November 17, 1995 to shareholders of record on October 20, 1995.

      On July 5, 1995, the Trust issued 6,036 shares of its beneficial interest ("Award Shares") to Leonard G. Levine, its President, pursuant to Mr. Levine's amended employment agreement, representing 20% of Mr. Levine's 1994 incentive compensation earned on the performance of the Investment Activities. The 6,036 Award Shares are valued at $4.125 per share or $24,899. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares are held for Mr. Levine by the Trust subject to certain vesting requirements as stipulated under his amended employment agreement. With respect to the Award Shares, Mr. Levine is entitled to receive any cash distributions of the Trust with respect to his share of beneficial interest between the date earned (March 15) and the date that any Award Shares are sold or forfeited by Mr. Levine. Therefore, the distributions paid by the Trust on May 20, 1995 and August 18, 1995 represented $0.10 per share based on 10,477,138 shares for a total cash distribution by the Fund aggregating $2,095,428. The Award Shares are included in the total shares outstanding of the Trust effective July 5, 1995 when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Banyan Strategic Realty Trust (the "Trust") was originally established to make mortgage loans principally to entities affiliated with VMS Realty Partners which planned to acquire and develop strategically located properties not then at their highest and best use. The Trust has ceased funding such mortgage loans. The current business plan of the Trust is to invest its cash and cash equivalents into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. From May 1993 through September 30, 1995, the Trust obtained a line of credit, completed mortgage financing on the Elmhurst, Milwaukee, Willowbrook, Northlake and Bluegrass properties (see Results of Operations below for details regarding the acquisitions and financing of Willowbrook, Northlake and Bluegrass properties) and secured enhancement of a bond financing on the Colonial Courts property. The cash proceeds generated pursuant to these transactions provide the Trust with additional capital for the continued acquisition of income producing properties, the potential acquisition of mortgage loans and for general corporate needs. On June 22, 1995, the Trust sold its interest in the Plaza at Westminster property (see Results of Operations for details). The Trust will reinvest the net sales proceeds of approximately $1,931,000 into new real estate investments. The Trust further intends to liquidate its interest in the H Street Assemblage which was acquired through foreclosure and to reinvest the proceeds from its liquidation into additional real estate investments as well.

      Effective January 1, 1993, the Trust began providing supplemental financial information in a format that presents the financial condition, results of operations and cash flows from the investment of the Trust's cash into new real estate opportunities (the "Investment Activities") and the management of the real estate assets acquired through foreclosure or otherwise (the "Foreclosed Activities"). Returns on Investment Activities include the interest earned on investment securities and cash and cash equivalents and the new real estate assets acquired from May 1993 through September 30, 1995 offset by the incremental costs associated with the investment activities. Returns on Foreclosed Activities include the results of managing the foreclosed real estate assets plus the costs associated with maintaining the Trust.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $8,468,782 and $14,769,170, respectively. In addition, at December 31, 1994 the Trust held $1,017,236 in investment securities which were immediately convertible to cash. The decrease in total cash, cash equivalents and investment securities of approximately $7,318,000 is primarily due to the use of $10,353,458 to acquire the Willowbrook, Northlake and Bluegrass properties, payment of distributions to shareholders of $3,142,538, additions to investment in real estate of $531,214 relating to investment activities, principal payments on mortgage loans payable of $125,328, deferred financing costs paid in 1995 of $198,271 and the payment of the Trust's operating expenses, excluding depreciation and amortization, totalling approximately $5,786,000. Partially offsetting these cash outflows was the Trust's receipt of cash proceeds from the sale of the Trust's interest in the Plaza at Westminster property on June 22, 1995 of approximately $1,931,000, a $551,672 cash distribution in respect of the Trust's interest in the liquidating trust (see below), a $730,229 repayment from Banyan Strategic Land Fund II ("BSLFII") for advances made on behalf of BSLFII for H Street Assemblage expenditures (see below), net income from operations of real estate ventures of $649,274, the receipt of interest income from lending and investing activities of approximately $1,309,000 and cash receipts from property operations totalling approximately $7,312,000. See Results of Operations for further details regarding the sale of the Plaza at Westminster property and the acquisitions of the Willowbrook, Northlake and Bluegrass properties.

  The Trust has entered into a partnership agreement with BSLFII regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this Agreement, the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the H Street Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the H Street partnership agreement, all advances made by the Trust for BSLFII's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance of approximately $730,000 to the Trust. As of September 30, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

      On February 9, 1995, the Trust received a cash distribution of $551,672 related to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the nine months ended September 30, 1995, the Trust recorded $155,834 of this distribution as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $155,834 net recovery recorded in 1995 represents the $551,672 distribution received net of an estimated $395,838 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. As of September 30, 1995, the Trust has recorded $686,169 as an Other Liability as the total estimated amount due to the Class Action Settlement Fund per the terms of the settlement.

      The Trust's future liquidity needs are expected to be funded from operating cash flow from Investment Activities, the sale or refinancing of the remaining asset acquired through foreclosure, interest earned on the Trust's short-term investments and to a lesser extent the potential receipt of distributions from the liquidating trust. Cash will be expended to maintain, operate and dispose of the remaining "Foreclosed Activity" property. The Trust's cash and cash equivalents, as well as cash flow from "Investment Activity" properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and provide cash proceeds for distributions to shareholders. During 1995, the Trust anticipates that it will likely continue making additional investments in operating properties which could have an effect on future liquidity of the Trust. Additional investments in operating properties will be made from existing cash reserves, financing collateralized by existing operating properties, cash available through the Trust's line of credit as well as financing proceeds provided for upon future operating property acquisitions. In addition, the Trust anticipates continuing the $0.10 per share quarterly distribution for the remainder of 1995.

      As of September 30, 1995 and December 31, 1994, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with aggregate carrying values totaling $5,352,924 and $5,136,229, respectively, net of $1,535,826 and $1,808,716 of unamortized discounts, respectively. During the nine months ended September 30, 1995, the Trust received principal and interest payments totalling $32,610 and $487,493, respectively. During the nine months ended September 30,

1994, the Trust received principal and interest payments totalling $26,127 and $489,758, respectively.

      Management reviews the properties owned by the Trust on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the property's carrying value is then written down to its fair value. On a quarterly basis, management also reviews each mortgage loan in the Trust's portfolio and provides allowances as deemed necessary. The estimate of the aggregate allowances is based upon a number of factors, including analysis of the value of the collateral and, in certain cases, evaluation of the disposition strategy which includes ongoing negotiations regarding the disposition of this collateral as well as consideration of the general business conditions affecting the Trust's portfolio. Management has determined not to take any write downs for the quarter ended September 30, 1995.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the operating performance of the existing and future real estate investments; (ii) the ability to redeploy cash proceeds derived from the sale of the remaining Foreclosed Activities asset into new investments; (iii) increases in the underlying sales value realized upon the sale of the Trust's properties; (iv) the potential receipt of cash distributions from the liquidating trust; (v) the Trust's ability to control its operating expenses; and (vi) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      Total income for the nine months ended September 30, 1995 increased to $8,621,195 from $6,392,568 for the nine months ended September 30, 1994. The increase for the nine months ended September 30, 1995 as compared to the same period in 1994 is due primarily to increases in property operating revenue of approximately $1,909,000 (see below) and interest income on investments of approximately $272,000. Interest income on investments at September 30, 1995 increased when compared to the prior year's period due to the increase in cash available for investment derived from the proceeds received or financing of the Elmhurst and Colonial Courts properties which were held as cash reserves until the 1995 acquisitions by the Trust of the Willowbrook, Northlake and Bluegrass properties. A further increase in cash available for investment resulted from the Trust's share of net proceeds received from the Westminster sale in June 1995. (See below for further details of the 1995 acquisitions and sale of the Westminster property).

      Industrial property operating revenue increased by approximately $360,000 which is primarily the result of an increase in rental income at the Trust's Elmhurst Metro Court ("Elmhurst") property and the 1995 acquisitions of the Willowbrook Industrial Court ("Willowbrook") and Bluegrass Corporate Center ("Bluegrass") properties. Rental income at Elmhurst increased by approximately $151,000 due primarily to reductions in rental abatements of approximately $35,000 with the remainder attributable to annual rent adjustments in 1995 made pursuant to tenant lease agreements. The occupancy level as of September 30, 1995 and 1994 for the Elmhurst property was 91% and 96%, respectively. The acquisition of the Willowbrook property on June 16, 1995 resulted in an increase in total income of approximately $175,000. The occupancy level for the Willowbrook property was 83% at September 30, 1995. In addition, the acquisition of the Bluegrass property on September 26, 1995 resulted in an increase in total income of approximately $12,000. The rental income and occupancy level for the Milwaukee Industrial properties remained unchanged with occupancy at 95% for September 30, 1995, when compared to the same period in 1994.

      Residential property operating revenue increased by approximately $126,000 resulting primarily from an increase in income at the Hallmark Village Apartments ("Hallmark") property. Income at Hallmark increased by approximately $110,000 due primarily to the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments and an increase in occupancy to 96% at

September 30, 1995 as compared to 88% for the same period in 1994. The rental income for Colonial Courts remained stable with the occupancy level at September 30, 1995 and 1994 at 91% and 90%, respectively.

      Commercial property operating revenue increased by approximately $666,000 which is primarily attributable to including a full nine months of operating results of the Colonial Penn and Florida Power and Light office buildings which were acquired in late March of 1994. Occupancy levels at the Colonial Penn and Florida Power and Light office buildings remained unchanged at September 30, 1995 of 100% and 90%, respectively, when compared to the same period in 1994.

      Retail property operating revenue represents income generated pursuant to the acquisition of the Northlake Tower Shopping Center ("Northlake") on July 28, 1995. The occupancy level for the Northlake property was 98% at September 30, 1995.

      Total expenses for the nine months ended September 30, 1995 increased to $6,676,280 from $4,763,543 for the nine months ended September 30, 1994. This increase is due to an increase in expenses from property operating activities of approximately $1,633,000 and an increase in total other expenses of approximately $279,000. The increase in total expenses from property operating activities for 1995 is primarily attributable to the acquisitions of the Trust's properties during 1994 as discussed above and the acquisitions in 1995 of the Willowbrook, Northlake and Bluegrass properties (as discussed below) which accounted for approximately $960,000 of this change. In addition, total expenses from property operating activities increased in 1995 due to interest expense of approximately $433,000 relating primarily to the Trust's financing of the Elmhurst and Colonial Courts properties in December 1994. Excluding the Trust's acquisitions during 1994 and 1995, total expenses from property operating activities increased further as a result of an increase of approximately $68,000 in operating property expenses and an increase of approximately $127,000 in repairs and maintenance expense. Property operating expenses and repair and maintenance costs increased due to an increase in general and administrative costs and higher unit turnover costs at the Hallmark and Colonial Courts properties. Total other expenses increased due primarily to an increase in general and administrative expenses and an increase in amortization of deferred loan fees and financing costs. The change in general and administrative expenses is attributable to additional expenses related to the 1995 acquisitions (as discussed below). Amortization of deferred loan fees and financing costs increased as a result of the financing of the Elmhurst and Colonial Courts properties and costs associated with obtaining the Trust's line of credit which occurred during the fourth quarter of 1994.

      The factors discussed above resulted in consolidated net income of $2,513,830 ($0.24 per share) for the nine months ended September 30, 1995 as compared to a consolidated net income of $1,554,947 ($0.15 per share) for the nine months ended September 30, 1994.

      Total income for the three months ended September 30, 1995 increased to $3,453,623 from $2,380,376 for the three months ended September 30, 1994. The increase for the three months ended September 30, 1995 as compared to the same period in 1994 is due primarily to increases in property operating revenue of approximately $1,012,000 (see below) and interest income on investments of approximately $43,000. Interest income on investments at September 30, 1995 increased when compared to the prior year's period due to the increase in cash available for investment derived from the proceeds received on financing of the Elmhurst and Colonial Courts properties which occurred prior to the 1995 acquisitions by the Trust of the Willowbrook, Northlake and Bluegrass properties. A further increase in cash available for investment resulted from the receipt of the Trust's share of net proceeds received from the Westminster sale in June 1995. (See below for further details of the 1995 acquisitions and sale of the Westminster property.)

      Industrial property operating revenue increased by approximately $187,000 resulting from increases in rental income at the Trust's Elmhurst property and acquisition of the Willowbrook property in June 1995 and the Bluegrass property in September 1995. Rental income at Elmhurst increased by approximately $23,000 due to annual rent adjustments. The acquisition of the Willowbrook and Bluegrass properties contributed to the increase in total income in the amounts of approximately $145,000 and $12,000, respectively.

      Residential property operating revenue increased by approximately $43,000 resulting primarily from an increase in rental income at the Hallmark property. Rental income at the Hallmark property increased due to an increase in occupancy as described above.

      Commercial property operating revenue increased by approximately $26,000 which is attributable to an increase in rental income at the Colonial Penn and Florida Power and Light Office buildings. The increase in rental income at both properties was due to annual rent adjustments.

      Retail property operating revenue represents income generated pursuant to the acquisition of the Northlake property on July 28, 1995 as mentioned above.

      Total expenses for the three months ended September 30, 1995 increased to $2,697,299 from $1,780,811 for the three months ended September 30, 1994. This increase is due to increases in expenses from property operating activities of approximately $863,000 and an increase in total other expenses of approximately $54,000. The increase in property operating expenses for the quarter ended September 30, 1995 is primarily attributable to the acquisitions in the second and third quarters of 1995 of the Willowbrook, Northlake and Bluegrass properties (as discussed below) which accounted for approximately $651,000 of this increase. Excluding the Trust's acquisitions during 1995, total expenses from property operating activities for the quarter ended September 30, 1995 increased approximately $237,000 of which $160,000 is attributable to increases in interest expense and approximately $77,000 is attributable to increases in repairs and maintenance expense. Interest expense increased primarily to the Trust's financing of the Elmhurst and Colonial Courts properties in December 1994. Repairs and maintenance costs increased due primarily to higher unit turnover costs at the Colonial Courts and Hallmark properties. Total other expenses increased due primarily to an increase in amortization of deferred loan fees and financing costs which resulted from the Elmhurst and Colonial Courts financing and costs associated with obtaining the Trust's line of credit which occurred during the fourth quarter of 1994.

      For the nine months ended September 30, 1995, the Trust recorded net income from operations of real estate ventures of $649,274 as compared to a net loss of $(46,064) for the same period in 1994. For the three months ended September 30, 1995, the Trust recorded net income of $256,674 as compared to a net loss of $(20,913) for the same period in 1994. The operations of real estate ventures for the nine months ended September 30, 1995 resulted in income from operations on the Plaza at Westminster and H Street Assemblage properties of $451,966 and $197,308, respectively. The increase in the net income from the operations of real estate ventures for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to the June 22, 1995 sale of the Plaza at Westminster property which resulted in a net gain to the Trust of approximately $409,000. The Trust's share of the net income for the nine months ended September 30, 1995 as compared to the same period in 1994 from the H Street property increased by approximately $386,000. This increase in net income for the H Street property is partially due to a reduction in legal costs compared to 1994 relating to the successful real estate tax appeal which reduced the property's assessed taxable value. During 1995, the Venture recorded approximately $534,000 in real estate tax refunds and interest, thereon, relating to taxes paid in 1992 and 1993, resulting in a decrease in real estate tax expense of approximately $160,000 for the nine months ended September 30, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 decreased when compared to 1994 since the costs incurred during 1994 included nonrecurring payments for professional services associated with obtaining the historic preservation rights in 1994. The Trust has completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 300,000 square foot commercial building on the H Street Assemblage. The H Street Venture has not made any significant capital expenditures on this asset and is allowing occupancy to decline by selectively retenanting the Victor building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale. The current market for the sale of undeveloped land where the H Street Assemblage is located is very limited. Further contributing to the decline in demand for commercial development sites in the Washington, D.C. market was the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. Operations of real estate ventures resulted in income from operations on the Plaza at Westminster property of $142,405 which was offset by a loss from operations of $188,469 on the H Street property for the nine months ended September 30, 1994.

      The factors discussed above resulted in consolidated net income of $957,102 ($0.09 per share) for the quarter ended September 30, 1995 as compared to a consolidated net income of $569,284 ($0.05 per share) for the quarter ended September 30, 1994.

      The Trust owned a 30.7% participation interest in the Plaza at Westminster ("Westminster") property. On June 22, 1995, the Westminster property was sold to an unaffiliated third party for $7,525,000 which resulted in a net gain of approximately $1,333,000 after prorations for closing costs of approximately $1,235,000. The Trust's share of the cash proceeds was approximately $1,931,000 which resulted in the Trust's share of the net gain of approximately $409,000.

      On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property") which consists of a three-building office/warehouse complex with a total of approximately 84,000 square feet of leasable space located in the metropolitan Chicago area for a purchase price, including liabilities assumed at acquisition, of approximately $3,922,000. The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively, which includes $200,000 in reserves held by BMMLP for property improvements and lease-up. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of $2,650,000 which bears interest at a fixed rate of 8.5%, matures on July 1, 2002, and requires monthly payments based upon a twenty-two and a half year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance at maturity. Upon acquisition, the Willowbrook Property was 93% leased.

      The terms of the BMMLP Partnership Agreement as originally established at the time of the acquisitions of the Milwaukee Industrial and the Elmhurst Metro Court properties, were amended effective July 1, 1995 as a result of the Willowbrook Property acquisition by BMMLP. Pursuant to the amended BMMLP Partnership Agreement, any excess cash flow from operations, after each of the Trust and Morgan receives its 12% and 11% preferred return, respectively, on contributed equity, will be allocated 85% to the Trust and 15% to Morgan. The amendment was adopted as a result of the increase in additional equity contributed by Morgan of approximately $370,000. The BMMLP ownership percentage changes which occurred upon acquisition of the Willowbrook Property, as mentioned above, will become effective July 1, 1995 for financial reporting purposes.

      On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a shopping center known as the Northlake Tower Shopping Center ("Northlake Property") located in northeast suburban Atlanta, Georgia for a purchase price, including liabilities assumed at acquisition, of approximately $17,079,000. The Northlake Property consists of six structures containing approximately 322,000 rentable square feet built in 1984. The Trust contributed

$6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow contributed approximately $1,500,000 for the remaining 20% interest which includes approximately $550,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations. The Northlake Property was acquired pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000,000 from the operations of the Northlake Property. The ground lease also requires that BMJNLP pay for expenses incurred on the Northlake site, including real estate taxes. The Northlake Property was financed by BMJNLP utilizing a non-recourse leasehold mortgage loan from the seller in the amount of $10,350,000. The mortgage loan requires monthly payments of interest only at a fixed rate of 8.5% per annum. The leasehold mortgage loan matures on July 1, 2005 and may be repaid at any time during its term without any prepayment penalty. Upon acquisition, the property was 97% leased with sixteen national and regional credit tenants leasing 84% of the leased space.

      Pursuant to the terms of the BMJNLP Partnership Agreement, cash flow from operations will be distributed first to the Trust until it has received a 12% cumulative return on its capital contribution and then to Wilkow until it has received a 12% cumulative return on its capital contribution. Any excess cash flow will be allocated pro-rata to the Trust and Wilkow based on their respective capital contributions. Proceeds from the sale or refinancing of the Northlake Property, after the payment of any debt or expense associated with the sale or refinancing, will be distributed first to the Trust to the extent that the 12% annual preferred return has not been received. Next, distributions will be made to the Trust and Wilkow on a pro-rata basis in an amount equal to their respective equity contributions. Thereafter, distributions will be made to Wilkow to the extent that its 12% annual preferred return has not been received. In the event there are any remaining proceeds to be distributed and the average annual return to the Trust during the period that BMJNLP owned the Northlake Property is equal to or greater than 15%, Wilkow will receive 30% of any remaining proceeds.

      On September 26, 1995, a subsidiary of the Trust acquired a 100% ownership interest in a seven building office/industrial complex known as the Bluegrass Corporate Center (the "Bluegrass Property") located in Jefferson County, Kentucky (suburban Louisville), for a purchase price, including liabilities assumed at acquisition, of approximately $5,059,000. The seven buildings contain approximately 182,000 net rentable square feet. The Bluegrass Property was built during 1976-77 and 1979-80 and was 91% leased with 43 tenants upon acquisition. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the amount of approximately $2,707,000, bears interest at a fixed rate of 8%, matures on April 25, 2001, and requires monthly payments based upon a twenty year amortization schedule with a balloon payment of approximately $2,320,000 upon maturity.

      An objective of the Trust is to provide cash distributions to the shareholders from cash generated from the Trust's consolidated operations as discussed above. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard for reflecting operating property performance and comparing operating performance within the industry. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trust as net income computed in accordance with generally accepted accounting principles, excluding extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization from real property and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. FFO is not intended to be a measure of the cash generated by a REIT nor its dividend paying capacity. However, a REIT's dividend can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its dividend to net operating income.

      The Trust provides supplemental information on the results from the Investment Activities as well as on the consolidated results. For the nine months ended September 30, 1995 and 1994, the Trust's Investment Activities, including interest received on the Karfad Loan Portfolio, generated FFO of $3,146,578 ($0.30 per share) and $2,683,515 ($0.26 per share), respectively.
For the nine months ended September 30, 1995 and 1994, the Trust's consolidated activities generated FFO of $2,513,343 ($0.24 per share) and $2,066,727 ($0.20 per share), respectively. For the quarter ended September 30, 1995 and 1994, the Trust's Investment Activities, including interest received on the Karfad Loan Portfolio, generated FFO of $1,193,439 ($0.11 per share) and $1,011,861 ($0.10 per share), respectively. For the quarter ended September 30, 1995 and 1994 the Trust's consolidated activities generated FFO of $1,019,527 ($0.10 per share) and $819,260 ($0.08 per share), respectively. Excluding the effect of the 1994 and 1995 property acquisitions, FFO related to Investment Activities decreased by approximately $316,000 for the nine months ended September 30, 1995 as compared to the same period in 1994. This decrease in FFO is primarily due to the increase in interest expense and amortization of deferred loan fees and financing costs for the nine months ended September 30, 1995 of approximately $500,000 as a result of the December 1994 financing of the Elmhurst and Colonial Courts properties and obtaining the Trust's line of credit. The decrease in FFO related to reinvestment activities was partially offset by increased operating performance of the Trust's properties. Excluding the effect of interest expense, amortization of deferred loan fees and financing costs and the 1994 and 1995 acquisitions, FFO relating to reinvestment activities increased by approximately $184,000 for the nine months ended September 30, 1995 as compared to the same period in 1994.


FFO for the nine months ended September 30, 1995 is calculated as follows:

                          Investment    Consolidated

Net Income               $2,341,680      $2,513,830
Plus:
  Depreciation expense      851,475         851,475
  Depreciation inclu-
    ded in Operations
    of Real Estate
    Ventures                  ---            42,763
  Lease Commission
    Amortization             22,671          22,671

Less:
  Minority Interest
    Share of Depre-
    ciation Expense         (66,610)        (66,610)
  Minority Interest
    Share of Lease
    Commission
    Amortization             (2,638)         (2,638)

Recovery of Losses on
  Mortgage Loans,
  Notes and Interest
  Receivable                  ---          (155,834)

Gain on Disposition of
  Investment in Real
  Estate Venture              ---          (409,290)

Real Estate Tax
  Rebates from
  Operations of Real
  Estate Venture              ---          (283,024)
                         ----------      ----------

Funds From Operations    $3,146,578      $2,513,343
                         ==========      ==========



      The Trust paid dividends equal to $0.10 per share on August 18, 1995 and August 15, 1994 for the second quarter of 1995 and 1994, respectively. On October 5, 1995, the Trust declared a cash dividend for the third quarter of 1995 of $0.10 per share payable November 17, 1995 to shareholders of record on October 20, 1995.

                           PART II - OTHER INFORMATION





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits- Financial Statements and Pro Forma Financial     Information

                    (i) Northlake Tower Shopping Center (TO BE FILED BY
                        AMENDMENT

                    (ii)      Bluegrass Corporate Center

   (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                           Date:  November 14, 1995
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                              Date:  November 14, 1995
      Joel L. Teglia, Vice President
      Finance and Administration, Chief
      Financial and Accounting Officer