Form 10-K405
period 1995-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1996-04-08
CIK 790817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1995

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to         .

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

        None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                         Shares of Beneficial Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X .   NO    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of March 18, 1996: 10,477,138 The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was approximately $42,476,399.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 34 of sequentially numbered pages.

                               TABLE OF CONTENTS




                                     PART I

ITEM 1.       BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
ITEM 2.       PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

                                                           PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S SHARES AND
              RELATED SHAREHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . .    7
ITEM 6.       SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . .    8
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS    . . . . . . . . . . . . . .   11
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    . . . . . . . . . . . . . . .   26
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . .   26

                                                          PART III

ITEM 10.      TRUSTEES AND EXECUTIVE OFFICERS OF THE
              REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
ITEM 11.      EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . .   30
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

                                                           PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Registrant, Banyan Strategic Realty Trust (the "Trust"), is a Massachusetts business trust, organized pursuant to a Declaration of Trust filed March 14, 1986 under the name VMS Strategic Land Trust. The Trust amended its Declaration of Trust to change its name to Banyan Strategic Realty Trust during 1993. The Trust was originally established to invest primarily in short-term, junior and pre-construction mortgage loans to borrowers which planned to acquire and develop strategically located properties not then at their highest and best use. In early 1990, the Trust, in response to the majority of its borrowers' decision to cease making payments on their mortgage loans due to their liquidity problems, ceased funding such mortgage loans. The trustees established the Principal Recovery Plan and implemented its initial steps to preserve and protect the Trust's assets. Subsequently, the independent trustees authorized management to begin reinvestment of the cash generated by the Principal Recovery Plan.

         As of December 31, 1995, the Trust owns interests in various industrial, residential, commercial and retail real estate assets throughout the Midwestern and Southeastern portion of the United States. In particular, the Trust's real estate interests include six industrial complexes aggregating 1,046,400 square feet of gross leaseable area, two apartment complexes comprised of a total of 822 units, four commercial office sites consisting of 484,100 square feet of gross leaseable area, one retail center which contains 321,800 square feet of gross leaseable area and a portfolio of five mortgage loans in the aggregate principal amount of approximately $6,900,000. The Trust has elected to be taxed as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860 and therefore, does not generally incur a Trust level tax liability so long as 95% of its taxable income is distributed to shareholders and it meets certain asset and income tests as well as other requirements. The Trust has made distributions equal to $0.10 per share for the last nineteen consecutive quarters as of December 31, 1995.


BUSINESS

         The Trust's current business plan is to invest its remaining cash and cash equivalents and cash proceeds generated from the financing of certain of its current property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. During the year ended December 31, 1995, the Trust acquired ownership interests in the Willowbrook Industrial Court, Northlake Tower Shopping Center, Bluegrass Corporate Center, Lexington Business Center, Newtown Distribution Center and Woodcrest Office Park. See Item 7, "Management's Discussion and Analysis" for further details regarding these acquisitions.
From 1993 through 1995, the Trust acquired its thirteen property interests and mortgage loan portfolio, as described above, obtained a $30,000,000 line of credit and completed other mortgage and bond financing on its various property interests. See Item 2, "Properties," for a detailed listing of the Trust's property interests. The cash proceeds generated pursuant to these financing transactions, financing of the Trust's remaining unencumbered properties, financing of future acquisitions and cash flow generated from the Trust's various property interests, provide the Trust with cash proceeds necessary for the continued acquisition of income producing properties, to provide quarterly cash dividends to its shareholders, meet its operating expenses and for other general corporate needs. Based on the Trust's current business plan, proceeds to be generated from its property financings are anticipated to enable the Trust to acquire approximately $30,000,000 in additional real estate investments. The additional property financings are expected to be at terms and rates consistent with existing market conditions. In the event additional financings are not obtained, the Trust's ability to make future real estate acquisitions would be impaired. As of December 31, 1995, the Trust's carrying value in its thirteen operating properties, net of accumulated deprecation, totals $96,758,648. The Trust's current mortgage loan portfolio consists of five mortgage loans receivable with an aggregate carrying value of $5,433,094, net of a $1,436,587 unamortized discount. In addition, the Trust holds a 7% ownership interest in a liquidating trust, established for the benefit of a group of unsecured creditors of a previous borrower of the Trust, which holds interests in various real estate assets. During the year ended December 31, 1995, the Trust received cash distributions from the liquidating trust aggregating $562,337. See Item 7, "Management's Discussion and Analysis," for further details regarding the Trust's investment in the liquidating trust.


OTHER INFORMATION

         The Trust's real property investments are subject to competition regarding rental rates and building construction of similar types of properties in the vicinities in which they are located. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table in Item 2 to which reference is hereby made. The Trust has no real property investments located outside the United States. The Trust does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Trust's business taken as a whole.

         The Trust has five employees who serve as executive officers.

         The Trust reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1995, the Trust did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ended December 31, 1996.

ITEM 2.  PROPERTIES

         As of December 31, 1995, the Trust owned interests, directly or indirectly through its wholly owned subsidiaries, in the properties as set forth in the table below:

        Name and
        Location                           Date                                Property
       of Property        Size           Acquired     Description                Type
 H Street
 Assemblage,
 Washington
 D.C.
    - Land                17,000         06/05/92     Fee ownership of         Land Parcel
      parcel              sq. ft.                     land (through a 53%
                                                      interest in a
                                                      partnership which has
                                                      equitable title to this
                                                      property (a)

    - Victor              55,900                      Fee ownership of         Commercial
      Building            sq. ft.                     land and improve-
                          g.l.a.                      ments (subject to a
                                                      partnership
                                                      agreement)(a)

 Milwaukee                235,800        04/30/93     Fee ownership of         Industrial
 Industrial               sq. ft.                     land and improve-
 Properties               g.l.a.                      ments (through a
 Metropolitan                                         joint venture
 Milwaukee, WI                                        partnership)(b)

 Colonial Courts          350            06/17/93     Fee ownership of         Residential
 of Westland              Units                       land and improve-
 Apartments                                           ments (through a
 Columbus, OH                                         joint venture
                                                      partnership)(b)

 Hallmark Village         472            09/28/93     Fee ownership of         Residential
 Apartments               Units                       land and improve-
 Clarksville, IN                                      ments (through a
                                                      joint venture
                                                      partnership) (b)

 Elmhurst Metro           140,800        11/30/93     Fee ownership of         Industrial
 Court                    sq. ft.                     land and improve-
 Elmhurst, IL             g.l.a.                      ments (through a
                                                      joint venture
                                                      partnership) (b)

 Colonial Penn            79,200         03/22/94     Fee ownership of         Commercial
 Buildings                sq. ft.                     land and improve-
 Tampa Bay, FL            g.l.a.                      ments (b)


        Name and
        Location                           Date                                Property
       of Property        Size           Acquired     Description                Type
 Florida Power and        83,100         03/22/94     Fee ownership of         Commercial
 Light Building           sq. ft.                     land and improve-
 Sarasota, FL             g.l.a.                      ments (b)


 Willowbrook              84,300         06/16/95     Fee ownership of         Industrial
 Industrial               sq. ft.                     land and improvements
 Court                    g.l.a.                      (through a joint
 Willowbrook, IL                                      venture partnership)
                                                      (b)

 Northlake Tower          321,800        07/28/95     Leasehold interest       Retail
 Shopping Center          sq. ft.                     pursuant to a ground
 Atlanta, GA              g.l.a.                      lease and ownership of
                                                      improvements (through a
                                                      joint venture
                                                      partnership) (b)

 Bluegrass                182,200        09/26/95     Fee ownership of land    Industrial
 Corporate Center         sq. ft.                     and improvements (b)
 Louisville, KY           g.l.a.


 Lexington                316,200        12/05/95     Fee ownership of land    Industrial
 Business Center          sq. ft.                     and improvements (b)
 Lexington, KY            g.l.a.

 Newtown                  87,100         12/05/95     Fee ownership of land    Industrial
 Distribution             sq. ft.                     and improvements (b)
 Center                   g.l.a.
 Lexington, KY

 Woodcrest                265,900 sq.    12/19/95     Fee ownership of land    Commercial
 Office Park              ft. g.l.a.                  and improvements
 Tallahassee, FL                                      (through a joint
                                                      venture partnership)
                                                      (b)

    (a) Reference is made to Note 7, "Investment in Joint Ventures", of Notes to Consolidated Financial Statements filed with this annual report for a description of the joint venture partnership through which the Trust has acquired this real property.

    (b) Reference is made to Note 5, "Investment in Real Estate", of Notes to Consolidated Financial Statements filed with this annual report for additional description of these real property investments.

         The following is a list of occupancy levels at the end of each quarter for 1995 and 1994 at each of the Trust's operating properties:

                                                1995                                   1994
                                  at       at       at       at        at         at         at        at
                                 3/31     6/30     9/30     12/31     3/31       6/30       9/30     12/31
Victor Building,                  50%     56%      55%       55%       40%        42%       41%       45%
Office Building
Washington, D.C.

Milwaukee Industrial              98%     98%      95%      100%      100%        98%       95%       97%
Properties,
Metro Milwaukee, WI

Colonial Courts of                89%     87%      91%       94%       93%        88%       90%       87%
Westland Apartments
Columbus, OH

Hallmark Village                  85%     92%      96%       88%       93%        91%       88%       80%
Apartments
Clarksville, IN

Elmhurst Metro Court              94%     95%      91%       92%       75%        87%       96%       90%
Elmhurst, IL

Colonial Penn Bldg.              100%    100%     100%      100%      100%       100%      100%      100%
Tampa Bay, FL

Florida Power & Light             90%     90%      90%       93%       90%        90%       90%       90%
Building
Sarasota, FL

Willowbrook Industrial Court      N/A     93%      83%       76%       N/A        N/A       N/A       N/A
Willowbrook, IL

Northlake Tower                   N/A     N/A      98%       98%       N/A        N/A       N/A       N/A
Shopping Center
Atlanta, GA

Bluegrass Corporate               N/A     N/A      91%       93%       N/A        N/A       N/A       N/A
Center
Louisville, KY

Lexington Business Center         N/A     N/A      N/A       79%       N/A        N/A       N/A       N/A
Lexington, KY

Newtown Distribution Center       N/A     N/A      N/A       97%       N/A        N/A       N/A       N/A
Lexington, KY

Woodcrest Office Park             N/A     N/A      N/A       95%       N/A        N/A       N/A       N/A
Tallahassee, FL


         An "N/A" indicates that the property was not owned by the Trust at the end of the quarter.

         The occupancy levels are based on the total number of units for the apartment complexes and the gross leasable area occupied at each commercial, industrial and retail property space as of the end of each quarter. Historically, occupancy levels generally do not fluctuate significantly during the quarter.

ITEM 3.         LEGAL PROCEEDINGS

         Subsequent to December 31, 1995, Karfad Associates (the "Borrower"), which is indebted to the Trust pursuant to Karfad's loan in the original face value amount of $5,849,266 (the "Loan"), failed to make the required interest payment due on January 1, 1996. The Trust has provided proper notice to the Borrower and all grace and cure periods regarding the Loan have subsequently lapsed. In an effort to assert its rights and protect its interest, the Trust declared the Loan in default on January 30, 1996, and the repayment of the principal balance has been accelerated. A notice of foreclosure sale was published, and the sale was set for February 28, 1996. In addition, a separate action has been initiated against the Borrower's general partners who are guarantors of the Loan. On February 26, 1996, the Borrower was placed in involuntary bankruptcy which forced a cancellation of the foreclosure sale.
The Trust's lawsuit against the guarantor partners is not affected by the bankruptcy. The guarantors are required to answer or otherwise plead on or before April 5, 1996. Management expects to fully recover all monetary obligations due under the Loan from either repayment by the Borrower and/or its guarantors or a sale of the underlying collateral. The Trust purchased the Loan for approximately $4,000,000 in 1993. The Loan has a current face value, including accrued interest, of approximately $5,900,000.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER
                MATTERS

         The Trust's shares are included for quotation on the NASDAQ National Market (symbol - VLANS). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions paid per share for the years ended December 31, 1995 and 1994:

                                      1995

                                          Per Share      Declaration
                             Share         Distri-          Date
    Quarter                  Price         butions
     3/31        High        $4.500         $0.10           4/6/95
                  Low        $4.125

     6/30        High        $4.625         $0.10           7/7/95
                  Low        $4.125

     9/30        High        $5.000         $0.10          10/5/95
                  Low        $4.125

     12/31       High        $4.625         $0.10           1/5/96
                  Low        $4.000

                                      1994

                                          Per Share         Decla-
                             Share         Distri-          ration
    Quarter                  Price         butions          Date
     3/31        High        $5.125         $0.10           4/06/94
                  Low        $4.000

     6/30        High        $4.750         $0.10           7/08/94
                  Low        $3.875

     9/30        High        $5.063         $0.10          10/13/94
                  Low        $4.125

     12/31       High        $5.000         $0.10           1/11/95
                  Low        $4.125

         The Trust anticipates continuing the $0.10 per share quarterly distribution at this time. During 1995 and 1994, $0.28 and $0.23, respectively, of the distributions declared represented a return of capital.

         The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the operating performance of the existing and future real estate investments; (ii) the ability to redeploy cash proceeds derived from the sale of its interest in the H Street property into new investments; (iii) increases in the underlying value realized upon the sale of the Trust's properties; (iv) the potential receipt of cash distributions from the liquidating trust; (v) the Trust's ability to control its operating expenses and (vi) the general improvement of conditions in the real estate markets where the Trust's properties are located.

         As of March 18, 1995, there were 4,430 record holders of shares of beneficial interest.

ITEM 6.         SELECTED FINANCIAL DATA


                                                    For the Year Ended December 31,(1)

                                 1995             1994             1993             1992             1991
Cash and Cash
  Equivalents                $  5,500,215      $14,769,170      $13,505,944      $14,824,476      $ 2,043,452
                             ============      ===========      ===========      ===========      ===========
Investment
  Securities                 $      ---        $ 1,017,236      $14,430,123      $39,656,854      $63,765,759
                             ============      ===========      ===========     ============      ===========
Mortgage Loans
  Receivable, Net (2)        $  5,433,094      $ 5,136,229      $ 4,891,462      $     ---        $     ---
                             ============      ===========      ===========      ===========      ===========
Number of Loans
  Outstanding                           5                5                5            ---              ---
                             ============      ===========      ===========      ===========      ===========
Investment in Real
  Estate, Net                $ 87,862,970      $40,161,412      $21,769,471      $     ---        $11,440,104
                             ============      ===========      ===========      ===========      ===========

Number of Property
  Interests Owned                      13                8                6                2                2
                             ============      ===========      ===========      ===========      ===========

Investment in Real
  Estate Ventures            $  8,895,678      $10,697,791      $13,668,332      $14,920,215      $ 1,837,455
                             ============      ===========      ===========      ===========      ===========
Total Assets                 $110,764,772      $74,084,351      $69,360,043      $69,934,583      $80,495,801
                             ============      ===========      ===========      ===========      ===========

Mortgage Loans and
  Bond Payable               $ 49,022,181      $13,400,695      $ 3,986,373      $     ---        $     ---
                             ============      ===========      ===========      ===========      ===========
Total Income From
  Property
  Operating
  Activities                 $ 11,231,858      $ 7,493,075      $ 2,000,264      $   138,954      $   416,987
                             ============      ===========      ===========      ===========      ===========

Total Income From
  Lending and
  Investing
  Activities                 $  1,670,511      $ 1,340,726      $ 2,126,885      $ 3,825,379       $5,456,556
                             ============      ===========      ===========      ===========      ===========

Total Income                 $ 12,902,369      $ 8,833,801      $ 4,127,149      $ 3,964,333      $ 5,873,543
                             ============      ===========      ===========      ===========      ===========
Total Expenses
  From Property
  Operating
  Activities                 $  7,823,972      $ 4,431,956      $ 1,184,964      $   526,481      $   743,500
                             ============      ===========      ===========      ===========      ===========

Total Other
  Expenses                   $  2,772,241      $ 2,310,366      $ 1,903,913      $ 1,466,073      $   686,713
                             ============      ===========      ===========      ===========      ===========

ITEM 6.         SELECTED FINANCIAL DATA (CONTINUED)

                                                           For the Year Ended December 31,(1)

                                 1995             1994             1993             1992             1991
Total Expenses               $ 10,596,213      $ 6,742,322      $ 3,088,877      $ 1,992,554      $ 1,430,213
                             ============      ===========      ===========      ===========      ===========

Net Income
  (Loss)                     $  2,600,045      $  (912,492)     $  (617,272)     $ 1,517,453      $ 4,638,992
                             ============      ===========      ===========      ===========      ===========

Net Income (Loss)
  Per Share of
  Beneficial
  Interest (3)               $       0.25      $     (0.09)     $     (0.06)     $      0.13      $      0.39
                             ============      ===========      ===========      ===========      ===========
Cash Distributions
  Declared                   $  4,190,252      $ 4,188,441      $ 4,221,927      $ 4,708,030      $ 3,598,125
                             ============      ===========      ===========      ===========      ===========

Cash Distributions
  Declared Per
  Share of
  Beneficial
  Interest (3)               $       0.40      $      0.40      $      0.40      $      0.40      $      0.30
                             ============      ===========      ===========      ===========      ===========



    (1) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

    (2) Represents the carrying amount of the mortgage loans, which is equal to the face amount of the loan less unamortized loan fees, net of loan discounts of $1,436,587, $1,808,716 and $2,116,636 for 1995, 1994 and
         1993, respectively. See Note 2, Mortgage Loans Receivable, of Notes to Consolidated Financial Statements for further details.

    (3) Based on 10,474,079 weighted average shares outstanding for 1995, 10,471,102 weighted average shares outstanding for 1994, 10,518,047 weighted average shares outstanding for 1993, 11,537,364 shares outstanding for 1992 and 11,993,751 shares outstanding for 1991.

ITEM 6.         SELECTED FINANCIAL DATA (CONTINUED)

QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.

                                                                            1995
                                                                  For the three months ended:
                                                March 31          June 30       September 30      December 31
Total Income                                  $ 2,509,475      $ 2,658,097       $ 3,453,623      $ 4,281,174

Recovery of Losses on Loans, Notes,
Interest Receivable and Class Action
Settlement Costs and Expenses                     155,834             ---              ---
                                                                                                        9,124

Operating Expenses                             (2,010,811)      (2,228,171)       (2,801,724)      (3,720,465)
                                               ----------       ----------       -----------      -----------
Operating Income                                  654,498          429,926           651,899          569,833

Minority Interest in Consolidated
Partnerships                                      (16,942)          (7,521)          (55,896)         (97,755)

Income (Loss) of Real
Estate Ventures                                    26,623          365,977           256,674         (177,271)
                                               ----------      -----------       -----------      -----------
Net Income                                     $  664,179      $   788,382       $   852,677      $   294,807
                                               ==========      ===========       ===========      ===========
Earnings Per Share
of Beneficial Interest                         $     0.06      $      0.08       $      0.08      $      0.03
                                               ==========      ===========       ===========      ===========

     Net income for the three months ended March 31, June 30 and September 30, 1995 has been reduced by $20,216, $83,951 and $104,425, respectively, from amounts originally reported to reflect adjusted allocation of administration costs from Banyan Management Corp.

                                                                             1994
                                                                 For the three months ended:
                                                March 31         June 30        September 30      December 31
Total Income                                   $1,672,934      $ 2,339,258       $ 2,380,376      $ 2,441,233

Recovery of Losses on Loans,
Notes, Interest Receivable and Class
Action Settlement Costs and Expenses              134,986             ---              ---             57,226

Operating Expenses                             (1,484,387)      (1,633,331)       (1,780,811)      (2,036,005)
                                               ----------       ----------       -----------      -----------
Operating Income                                  323,533          705,927           599,565          462,454

Minority Interest in Consolidated
Partnerships                                       (4,924)         (13,722)           (9,368)         (27,704)

Income (Loss) of Real
Estate Ventures                                       772          (25,923)          (20,913)      (2,948,297)

Gain on Disposition of Property                     ---              ---               ---             46,108
                                               ----------      -----------       -----------      -----------
Net Income (Loss)                              $  319,381      $   666,282       $   569,284      $(2,467,439)
                                               ==========      ===========       ===========      ===========
Earnings (Loss) Per Share
of Beneficial Interest                         $     0.03      $      0.06       $      0.05      $     (0.23)
                                               ==========      ===========       ===========      ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Banyan Strategic Realty Trust (the "Trust") is a Massachusetts business trust which owns interests in various industrial, residential, commercial and retail real estate assets throughout the Midwestern and Southeastern portion of the United States. In particular, the Trust's real estate interests include six industrial complexes aggregating 1,046,400 square feet of gross leaseable area, two apartment complexes comprised of a total of 822 units, four commercial office sites consisting of 484,100 square feet of gross leaseable area, one retail center which contains 321,800 square feet of gross leaseable area and a portfolio of five mortgage loans. See Results of Operations below for further details regarding 1995 acquisitions made by the Trust. The current business plan of the Trust is to invest its remaining cash and cash equivalents and cash proceeds generated from the financing of certain of its current property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. The cash proceeds generated pursuant to these financing transactions, as well as cash flow generated from the Trust's various property interests, provide the Trust with cash proceeds necessary for the continued acquisition of income producing properties, to provide quarterly cash distributions to its shareholders, meet its operating expenses and for other general corporate needs.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at December 31, 1995 and 1994 was $5,500,215 and $14,769,170, respectively. In addition, the Trust, at December 31, 1994, owned $1,017,236 in investment securities which were immediately convertible to cash. The decrease in total cash, cash equivalents and investment securities of approximately $10,286,000 is primarily attributable to the use of approximately $10,200,000 to acquire the Willowbrook, Northlake, Bluegrass, Lexington, Newtown and Woodcrest properties (See Property Acquisitions and Other Information below for further details); payment of distributions to shareholders of $4,190,252; additions to investment in real estate of $1,183,619 relating to investment activities; principal payments on mortgage loans payable of $185,321; payment of $680,058 of other liabilities (see below); payment of $597,134 of deferred financing costs primarily related to the Trust's line of credit and financing of the Willowbrook and Northlake properties (see Property Acquisitions and Other Information below for further details); and the payment of the Trust's operating expenses, excluding depreciation and amortization, totalling approximately $9,192,000. Partially offsetting these cash outflows was the Trust's receipt of approximately $2,218,000 in cash proceeds from the sale of its interest in the Westminster property (see Property Acquisitions and Other Information below for further details), a total of $562,337 in cash distributions in respect of the Trust's interest in the liquidating trust, a $730,229 repayment from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Banyan Strategic Land Fund II ("BSLFII") for advances made on behalf of BSLFII for H Street Assemblage expenditures, net income from operations of real estate ventures of approximately $63,000, the receipt of interest income from lending and investing activities of approximately $1,298,000 and cash receipts from property operations totalling approximately $11,232,000. See Property Acquisitions and Other Information for further details regarding the Trust's acquisitions and financings completed during the year ended December 31, 1995.

         On December 15, 1995, the Trust modified its line of credit (the "Modified Line") with American National Bank (the "Bank"). The line of credit was originally established on December 13, 1994 (the "Original Line"). Under the Modified Line the Trust may borrow up to $30,000,000, an increase of $15,000,000 when compared to the Original Line. The Modified Line continues to provide for a one year extension subsequent to the initial two year term with a balloon payment of principal required upon maturity, December 14, 1997. In order to increase the cash available for borrowing pursuant to the Modified Line, the Trust provided the Bank, as additional collateral, mortgages on its Florida Power and Light Building, Newtown Distribution Center and Lexington Business Center as well as pledges of the stock or partnership interest of the Trust's subsidiary owning these properties. The Trust had previously pledged its ownership interest in the entities owning the Colonial Penn Office Building, Colonial Courts Apartments, Hallmark Village Apartments and Karfad Loan Portfolio as well as providing mortgage liens against these properties as collateral per the terms of the Original Line. The Trust also paid a loan fee upon execution of the Modified Line in the amount of $75,000, or .5% of the
increase in the Original Line.   All other terms, as provided for under the
Original Line, remain unchanged. The Modified Line remains subject to review for renewal on an annual basis. The purpose of the Modified Line is to provide the Trust with an additional source of cash for the acquisition of income producing properties, capital expenditures for its existing properties and general and corporate needs. Payment of interest pursuant to the terms of the Modified Line is the obligation of the Trust. The Trust's ability to pay debt service on the line is partially dependent on the performance of the Trust's properties which serve as collateral under the Modified Line; however, there is no preferred obligation or senior loan on the properties which would preclude the Trust from first receiving any cash proceeds generated by the properties operations. As of December 31, 1995, the Trust had utilized approximately $25,725,000 of the $30,000,000 available under the Modified Line. As of December 31, 1995, the Trust had approximately $4,275,000 remaining available under the Modified Line. Of the $25,725,000, approximately $5,625,000 serves as collateral in the form of a letter of credit issued by the Bank for the tax-exempt bond financing sponsored by Franklin County, Ohio in the amount of $5,500,000 on its Colonial Courts Apartments property. Of the remaining $20,100,000 in cash proceeds drawn under the Modified Line by the Trust, $8,900,000 and $11,200,000 were drawn on November 30, 1995 and December 18, 1995, respectively, and have been utilized by the Trust for its acquisitions of the Lexington Business

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Center/Newtown Distribution Center and the Woodcrest Office Park, respectively. Draws under the Modified Line require monthly payment of interest only until maturity and currently bear interest at a blend of thirty, sixty and one hundred and twenty-day Libor rates plus 2.25% or approximately 7.5% to 8.5% per annum as of December 31, 1995. The Trust is required to pay the Bank an unused facility fee of .5% per annum multiplied by the average portion of the Modified Line that is undrawn from time-to-time. The facility fee is required to be determined and payable monthly on a non-cumulative basis. The Trust is working to obtain permanent long-term third party financing within the next 12 months for its various property interests and utilizing these financing proceeds to repay amounts drawn under the Modified Line. In the event that the Trust is not successful in the completion of its individual property financing in the near term as discussed above, the Trust will continue to utilize its Modified Line through December 31, 1997. The Trust currently engaged in conversation with several lenders on providing individual property financing which will be used to repay its line of credit, discussed above, as well as providing additional capital for continued property acquisitions.

         As of December 31, 1995 and 1994, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with aggregate carrying values totaling $5,433,094 and $5,136,229, respectively, net of $1,436,587 and
$1,808,716 of unamortized discounts, respectively. During the year ended December 31, 1995, the Trust received principal and interest payments totalling $43,817 and $658,249, respectively. During the year ended December 31, 1994, the Trust received principal and interest payments totalling $36,742 and $651,939, respectively. Subsequent to December 31, 1995, Karfad Associates (the "Borrower"), which is indebted to the Trust pursuant to Karfad's loan in the original face value amount of $5,849,266 (the "Loan"), failed to make the required interest payment due on January 1, 1996. The Trust has provided proper notice to the Borrower and all grace and cure periods regarding the Loan have subsequently lapsed. In an effort to assert its rights and protect its interest, the Trust declared the Loan in default on January 30, 1996, and the repayment of the principal balance has been accelerated. A notice of foreclosure sale was published, and the sale was set for February 28, 1996. In addition, a separate action has been initiated against the Borrower's general partners who are guarantors of the Loan. On February 26, 1996, the Borrower was placed in involuntary bankruptcy which forced a cancellation of the
foreclosure sale.   The Trust's lawsuit against the guarantor partners is not
affected by the bankruptcy. The guarantors are required to answer or otherwise plead on or before April 5, 1996. Management expects to fully recover all monetary obligations due under the Loan from either repayment by the Borrower and/or its guarantors or a sale of the underlying collateral. The Trust purchased the Loan for approximately $4,000,000 in 1993. The Loan has a current face value, including accrued interest, of approximately $5,900,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On February 9 and December 21, 1995, the Trust received cash distributions of $551,672 and $10,665, respectively, with respect to its interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates ("VMS"). For the year ended December 31, 1995, the Trust treated $164,958 of these distributions as a recovery of losses on mortgage loans, notes and interest receivable on its consolidated statement of income and expenses. The $164,958 net recovery recorded in 1995 represents the total distributions received of $562,337 net of an estimated $397,379 due to the Class Action Settlement Fund representing the Trust's share of amounts due per the terms of the previously settled VMS securities litigation. During 1994 and 1993, the Trust recorded $57,226 and $57,072, respectively, on its Statement of Income and Expenses as a recovery of losses on mortgage loans, notes and interest receivable related to the distributions received from the liquidating trust. The $57,226 net recovery recorded in 1994 includes the recognition of a $347,557 distribution received net of the estimated $290,331 due to the Class Action Settlement Fund. On December 28, 1995, the Trust made a payment of $680,058 against the total outstanding liability to the Class Action Settlement Fund. As of December 31, 1995, the Trust has recorded $7,652 as other liabilities representing the total estimated amount remaining due to the Class Action Settlement Fund per the terms of the settlement.

         During 1994, the Trust received net proceeds of $134,986 as a recovery of payments previously made into an escrow established as part of the 1992 Class Action Settlement of the VMS securities litigation.

         The Trust has entered into a partnership agreement with BSLFII regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). Under the terms of this agreement, the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the H Street Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the H Street partnership agreement, all advances made by the Trust for BSLFII's share of the H Street Venture's advances bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance. As of December 31, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

         The Trust's future liquidity needs are expected to be funded from operating cash flow from investment activities, the sale or refinancing of the remaining asset acquired through foreclosure, interest earned on the Trust's short-term investments and to a lesser extent the potential receipt of distributions from the liquidating trust. Cash will be expended to maintain, operate and dispose of the Trust's interest in the H Street property. The Trust's cash and cash equivalents, as well as cash flow from its operating properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and provide cash

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proceeds for distributions to shareholders. The cash flow of the Trust could be negatively impacted by factors and risks commonly associated with the ownership of real estate investments such as changes in interest rates, market conditions, rental rates where the Trust's properties are located, leasing and occupancy risks, capital expenditures, and general economic conditions in the real estate markets. During 1996, the Trust anticipates that it will likely continue making additional investments in operating properties as a result of cash proceeds to be provided from its continued efforts to complete additional property level financing of its existing properties as well as its future property acquisitions. It is anticipated by the Trust that its continued financing and investment in additional operating properties will have a positive effect on future liquidity and earnings of the Trust. Based on the Trust's current business plan, proceeds to be generated from its property financings are anticipated to enable the Trust to acquire approximately $30,000,000 in additional real estate investments. The additional property financings are expected to be at terms and rates consistent with existing market conditions. In the event additional financings are not obtained, the Trust's ability to make future real estate acquisitions would be impaired. The Trust anticipates continuing the $0.10 per share quarterly distribution during 1996.

RESULTS OF OPERATIONS

         GENERAL

         Effective January 1, 1993, the Trust decided to provide supplemental financial information in a format that presents the financial condition, results of operations and cash flows from the investment of the Trust's cash and short term investments into new real estate opportunities (the "Investment Activities") and the management of the real estate assets acquired in connection with the work-out through foreclosure of loans originally made by the Trust (the "Foreclosed Activities"). Returns on Investment Activities include the new real estate assets acquired during 1995, 1994 and 1993 (see below for further details regarding the assets acquired during 1995) and the interest earned on cash and investment securities offset by the incremental costs associated with the investment efforts. Returns on Foreclosed Activities include the results of managing the foreclosed real estate offset by the costs associated with maintaining the Trust. Effective January 1, 1996, the Trust will no longer provide detailed supplemental financial results segregating foreclosed activities from investment activities. The elimination of the supplemental disclosure is the result of the Trust's significant reinvestment activities which have been achieved through December 31, 1995.

         Total income for the years ended December 31, 1995, 1994 and 1993 was $12,902,369, $8,833,801 and $4,127,149, respectively. The increases in total income are due primarily to increases in property operating revenue (see below). Interest income on investments at December 31, 1995 increased when compared to 1994 due to the increase in cash available for investment derived from the proceeds received

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

on financing of the Elmhurst and Colonial Courts properties which were held as cash reserves until the 1995 acquisitions by the Trust of the Willowbrook, Northlake, Bluegrass, Lexington, Newtown and Woodcrest properties. The Trust anticipates that interest income from cash, cash equivalents and investment securities will decrease in the future as it continues to utilize excess cash reserves for the continued investment in operating properties. A further increase in cash available for investment resulted from the Trust's receipt of net proceeds from its share of the Westminster sale in June 1995. (See below for further details of the 1995 acquisitions and sale of the Westminster property). The increase in total income for 1994 as compared to 1993 is partially offset by a decrease in interest income on investments due to decreases in cash available for investment. The decrease in cash available for investment is attributable to the acquisition of the Milwaukee Industrial properties, the Colonial Courts of Westland Apartments, the Hallmark Village Apartments and the Elmhurst Metro Court in 1993 and the acquisition of Colonial Penn and Florida Power and Light office buildings in March 1994. Interest income on mortgage loans represents interest income earned relating to the Karfad Loan Portfolio acquisition during September 1993 which also contributed to a decrease in cash available for investment for 1994 as compared to 1993.

         Industrial property operating income increased by approximately $842,000 for 1995 as compared to 1994 and approximately $1,250,000 for 1994 as compared to 1993. The 1995 increase as compared to 1994 is primarily the result from the acquisitions of the Willowbrook Industrial Court ("Willowbrook"), Bluegrass Corporate Center ("Bluegrass"), Lexington Business Center ("Lexington") and Newtown Distribution Center ("Newtown") properties during 1995 and an increase in income at the Trust's Elmhurst Metro Court ("Elmhurst") property. Income at Elmhurst increased by approximately $181,000 due primarily to nonrecurring rental abatements of approximately $36,000 with the remainder attributable to annual rent adjustments in 1995 made pursuant to tenant lease agreements. The acquisitions of the Willowbrook, Bluegrass, Lexington and Newtown properties during 1995 contributed to an increase in income of approximately $319,000, $205,000, $105,000 and $53,000, respectively. See below for further details regarding these transactions. Income at the Milwaukee Industrial properties remained relatively stable for 1995 when compared to 1994. The increase in income from industrial properties for 1994 as compared to 1993 is attributable to including a full year of operating results of the Milwaukee Industrial and Elmhurst properties which were acquired in April 1993 and November 1993, respectively. Subsequent to the acquisition of the Willowbrook property, its occupancy decreased from 93% upon acquisition to 76% as of December 31, 1995. The decrease in occupancy at Willowbrook was anticipated pursuant to the plan of acquisition for the property. Upon acquisition, the Trust anticipated that leases occupying approximately 27,300 square feet of space would be vacated during the last six months of 1995. It is the Trust's intent to reconfigure, renovate and re-lease the vacated space at increased rental rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Residential property income increased by approximately $186,000 for 1995 as compared to 1994 and approximately $2,043,000 for 1994 as compared to 1993. The 1995 increase as compared to 1994 is primarily the result of an increase in income at the Hallmark Village Apartments ("Hallmark") property. Income at Hallmark increased by approximately $150,000 due primarily to the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments and an increase in occupancy to 88% at December 31, 1995 as compared to 80% for the same period in 1994. In addition, income at the Colonial Courts of Westland Apartments ("Colonial Courts") property increased by approximately $36,000 due primarily to an increase in occupancy to 94% at December 31, 1995 as compared to 87% for the same period in 1994. The increase in residential property operating revenue for 1994 as compared to 1993 is primarily attributable to including a full year of operating results of the Colonial Courts and Hallmark properties which were acquired in June 1993 and September 1993, respectively.

         Commercial property operating income increased by approximately $872,000 for 1995 as compared to 1994 which is primarily attributable to the fact that 1995 included a full year of operating results of the Colonial Penn and Florida Power and Light office buildings which were acquired in late March of 1994 and the acquisition of the Woodcrest Office Park ("Woodcrest") property in December 1995. The acquisition of the Woodcrest property on December 19, 1995 contributed to an increase in total income of approximately $121,000.

         Retail property operating income represents income generated by the Northlake Tower Shopping Center ("Northlake") from July 28, 1995, the acquisition date, through December 31, 1995.

         The Trust anticipates further increases in property operating income during 1996 due to i) continued acquisitions of real estate investments and ii) continued operating performance at certain of its existing properties. During 1996, the Trust will continue its efforts to aggressively lease vacant space or units at the Hallmark, Willowbrook and Lexington properties which would have a positive impact on rental income. Also anticipated to enhance operating revenues projected for 1996 will be the effect of a full year of operations of the Trust's 1995 acquisitions. See Property Acquisitions below for a detailed list of assets acquired. It is currently anticipated that rental rates and occupancy at the Trust's remaining properties will remain consistent during 1996 when compared to 1995.

         The Trust's business and real estate property operations are not seasonal and are subject to competition regarding rental rates and property operations of similar types of properties in the vicinities in which they are located. See Item 2, "Properties", for approximate occupancy levels for the properties which are set forth on a quarterly basis.

         Total expenses for the year ended December 31, 1995 increased to $10,596,213 from $6,742,322 and $3,088,877 for the years ended December 31,
1994 and 1993, respectively.  The increases in total

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses are due primarily to increases in expenses from property operating activities and other expenses. Total expenses from property operating activities increased by approximately $3,392,000 for 1995 as compared to 1994 and approximately $3,247,000 from 1994 to 1993. The increase in total expenses from property operating activities for 1995 is primarily attributable to the acquisitions of the Trust's properties during 1994 (as discussed above) and the acquisitions in 1995 of the Willowbrook, Northlake, Bluegrass, Lexington, Newtown and Woodcrest properties (as discussed below) which accounted for approximately $2,304,000 of this change. In addition, total expenses from property operating activities, excluding the effect of the 1994 and 1995 acquisitions, increased in 1995 due to an increase in interest expense of approximately $551,000 relating primarily to mortgage loans collateralized by the Elmhurst and Colonial Courts properties in December 1994. Total expenses from property operating activities increased further for 1995 from 1994 as a result of an increase of approximately $125,000 in operating property expenses and an increase of approximately $221,000 in repairs and maintenance expense. Property operating expenses and repair and maintenance costs increased due to an increase in general and administrative costs and higher unit turnover costs at the Hallmark and Colonial Courts properties. The remaining $191,000 increase in property operating expenses for 1995 from 1994 resulted from an increase in real estate tax expense and other miscellaneous property expenses. The increase in property operating activities for 1994 compared to 1993 is attributable to the acquisition of the Trust's properties during 1993 and 1994 as discussed above.

         Total other expenses increased by approximately $462,000 for 1995 as compared to 1994 and approximately $406,000 from 1994 to 1993. Total other expenses increased during 1995 due primarily to an increase in general and administrative expenses and an increase in amortization of deferred loan fees and financing costs. The change in general and administrative expenses is attributable to additional expenses associated with the Trust's acquisition and financing activity in 1995 (as discussed below). Amortization of deferred loan fees and financing costs increased primarily as a result of the financing of the Elmhurst and Colonial Courts properties as discussed above and costs associated with obtaining the Trust's line of credit which occurred during the fourth quarter of 1994. Further contributing to the increase in total other expenses is a decrease in recovery of losses on loans, notes, interest receivable and class action settlement costs and expenses of $164,958 in 1995 as compared to $192,212 recorded in 1994. See Liquidity and Capital Resources for additional information regarding the Trust's recoveries.

         Total other expenses increased during 1994 as compared to 1993 due primarily to an increase in general and administrative expenses which was attributable to an increase in the amount of expenses incurred on the Trust's behalf by BMC in connection with purchasing and supervising the newly acquired assets. Partially offsetting this increase in general and administrative expenses is a decrease in other professional fees and the elimination of mortgage loan commitment settlement costs resulting from a nonrecurring payment made in 1993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in connection with the VMS/MCL Dearborn Park II Venture litigation settled by the Trust during the third quarter of 1993. In addition, during 1994, $192,212 was recorded by the Trust as a recovery of losses on loans, notes, interest receivable and class action settlement costs and expenses as compared to $57,072 recorded in 1993. See Liquidity and Capital Resources for details regarding the Trust's recoveries.

         For the year ended December 31, 1995, the Trust recorded net income from operations of real estate ventures (included in foreclosed activities) of $472,003 as compared to a net loss of $2,994,361 for the same period in 1994. The increase in net income from the results of operations for the year ended December 31, 1995 is the result of income from the Plaza at Westminster and H Street Assemblage properties of $434,240 and $37,763, respectively. The net loss for the year ended December 31, 1994 is the result of a loss on the H Street Assemblage of $3,184,938 which was partially offset by income from operations of $190,577 on the Plaza at Westminster property. Property operations for the year ended December 31, 1995 are not comparable to the same period in 1994 for the Westminster property because the property was sold on June 22, 1995 which resulted in a net gain to the Trust of approximately $409,000. The Trust's share of income generated from the operations of Westminster for the year ended December 31, 1995 was $24,950 prior to sale.

         Net income from operations of real estate ventures include the Trust's 53% interest in the real estate venture known as the H Street Assemblage located in Washington, D.C. The H Street Assemblage consists of an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet. The Trust's share of the net income from the H Street property for 1995 compared to 1994 increased by $3,222,701 due primarily to a write-down in the value of the H Street Assemblage during 1994 in the amount of $5,500,000 of which $2,915,000 is the Trust's share. This write-down was due to the Venture revising its strategy from holding the property in anticipation of potential development to marketing the property for immediate sale. This increase in net income for the H Street property for 1995 as compared to 1994 is due further to a reduction in legal costs compared to 1994 relating to the completion of a real estate tax appeal which reduced the property's assessed taxable value. During 1995, the Venture recorded approximately $433,000 in real estate tax refunds and interest, thereon, relating to taxes paid in 1992 and 1993, resulting in a decrease in real estate tax expense of approximately $457,000 for the year ended December 31, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 decreased when compared to 1994 since the costs incurred during 1994 included nonrecurring payments for professional services associated with obtaining the historic preservation rights.

         During 1994, the H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street site. The H Street Venture has not made any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

significant capital expenditures on the H Street property and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which would need to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale based upon its current assessment of the Washington D.C. office market. The current market for the sale of undeveloped land where the H Street Assemblage is located is currently limited because of the decline in demand for commercial development sites in the Washington, D.C. market resulting from the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to find a buyer. Upon the sale of the H Street Assemblage, it is the Trust's intent to redeploy its portion of all cash proceeds derived from its sale into new real estate investments.

         For the year ended December 31, 1993, operations of real estate ventures resulted in a loss on the H Street Assemblage of $1,809,167 which was partially offset by income from operations on the Plaza at Westminster property of $195,785. The H Street Assemblage generated losses in 1993 due primarily to the H Street Venture write off of a $2,300,000 nonrefundable deposit on the option parcels in the second quarter of 1993. The Trust's share of this write off was $1,219,000. This increase in net loss for 1994 as compared to 1993 was offset by a reduction in real estate tax expense. Real estate tax expense decreased as the H Street Venture was no longer required to pay real estate taxes on the option parcels due to the termination of the option in the second quarter of 1993. In addition, real estate tax expense decreased resulting from a successful real estate tax appeal which reduced the property's assessed value when compared to the same period in 1993.

         Management reviews the properties owned by the Trust on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the property's carrying value is then written down to its fair market value. During the year ended December 31, 1994, the Trust recorded a $2,915,000 valuation allowance relating to the H Street Assemblage, pursuant to its decision to liquidate its interest rather than to pursue the redevelopment of the property. The Trust did not record any valuation allowances regarding its mortgage loans or operating properties for the year ended December 31, 1995.

         These changes, as discussed above, for the year ended December 31, 1995 resulted in net income of $2,600,045 ($0.25 per share) as compared to net losses of $912,492 ($0.09 per share) and $617,272 ($0.06 per share) in 1994 and
1993, respectively.

         An objective of the Trust is to provide cash distributions to the shareholders from cash generated from the Trust's consolidated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations as discussed above. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust "REIT" industry has adopted a standard for reflecting operating property performance and comparing operating performance within the industry. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trust as net income computed in accordance with generally accepted accounting principles, excluding extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization from real property and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. FFO is not intended to be a measure of the cash generated by a REIT nor its distribution paying capacity. However, a REIT's distribution can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

         The Trust provides supplemental information on the results from the Investment Activities as well as on the consolidated results. For the year ended December 31, 1995 and 1994, the Trust's Investment Activities, including interest received on the Karfad Loan Portfolio, generated FFO of $4,032,754 ($0.39 per share) and $3,568,601 ($0.34 per share), respectively. For the year ended December 31, 1995 and 1994, the Trust's consolidated activities generated FFO of $3,066,490 ($0.29 per share) and $2,711,544 ($0.26 per share), respectively. Excluding the effect of the 1994 and 1995 property acquisitions, FFO related to Investment Activities decreased by approximately $920,000 for the year ended December 31, 1995 as compared to the same period in 1994. This decrease in FFO is primarily due to the increase in interest expense and amortization of deferred loan fees and financing costs for the year ended December 31, 1995 of approximately $731,000 as a result of the December 1994 financing of the Elmhurst and Colonial Courts properties and obtaining the Trust's line of credit. Excluding the effect of interest expense, amortization of deferred loan fees and financing costs and the 1994 and 1995 acquisitions, FFO relating to reinvestment activities decreased by approximately $189,000 for the year ended December 31, 1995 as compared to the same period in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FFO for the year ended December 31, 1995 is calculated as follows:

                                       Reinvestment           Consolidated
   Net Income                           $2,812,993             $2,600,045

   Plus:
     Depreciation expense                1,300,205              1,300,205
     Depreciation inclu-
       ded in Operations
       of Real Estate
       Ventures                              ---                   50,382
     Lease Commission
       Amortization                         34,787                 34,787

   Less:
     Minority Interest
       Share of Depre-
       ciation Expense                    (110,813)              (110,813)
     Minority Interest
       Share of Lease
       Commission
       Amortization                         (4,418)                (4,418)

   Recovery of Losses on
     Mortgage Loans,
     Notes and Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                      ---                 (164,958)

   Gain on Disposition of
     Investment in Real
     Estate Venture                          ---                 (409,290)

   Real Estate Tax
     Rebates from
     Operations of Real
     Estate Venture                          ---                 (229,450)
                                        ----------             ----------

   Funds From Operations                $4,032,754             $3,066,490
                                        ==========             ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Trust paid regular quarterly distributions during 1995 and 1994 as follows:

                                  1995                                 1994
                      Per Share                             Per Share
     Quarter         Distribution        Date Paid        Distribution        Date Paid
        4               $  0.10           02/24/95           $  0.10           02/25/94
        1               $  0.10           05/20/95           $  0.10           05/20/94
        2               $  0.10           08/18/95           $  0.10           08/15/94
        3               $  0.10           11/17/95           $  0.10           11/15/94

         On January 5, 1996, the Trust declared a cash distribution for the quarter ended December 31, 1995 of $0.10 per share payable February 20, 1996 to shareholders of record on January 15, 1996.


         PROPERTY ACQUISITIONS AND OTHER INFORMATION

         On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property") which consists of a three-building office/warehouse complex with a total of approximately 84,300 square feet of gross leasable area located in the metropolitan Chicago area for a purchase price, including liabilities assumed at acquisition, of approximately $3,924,000. The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively. The total of the contributions made by the Trust and Morgan in the amount of $1,400,000 included $200,000 in reserves held by BMMLP for property improvements and lease-up. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the original principal amount of $2,650,000 which bears interest at a fixed rate of 8.5%, matures on July 1, 2002, and requires monthly payments based upon a twenty-two and a half year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance at maturity. Upon acquisition, the Willowbrook Property was 93% leased.

         The terms of the BMMLP partnership agreement, as established at the time of its acquisitions of the Milwaukee Industrial and Elmhurst Metro Court properties, was amended effective July 1, 1995 upon the acquisition of the Willowbrook Property by BMMLP. Pursuant to the amended BMMLP partnership agreement, any excess cash flow from operations, after each of the Trust and Morgan receives its 12% and 11% preferred return, respectively, on contributed equity, will be allocated 85% to the Trust and 15% to Morgan. The amendment was adopted as a result of the increase in additional equity contributed

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

by Morgan of $370,000. The BMMLP partnership agreement had provided for BSRT and Morgan to be allocated cash flow after satisfaction of the above preferred returns 90% and 10%, respectively, before the July 1, 1995 amendment.

         On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a leasehold interest in a regional shopping center known as the Northlake Tower Shopping Center ("Northlake Property") located in northeast suburban Atlanta, Georgia for a purchase price, including liabilities assumed at acquisition, of approximately $17,144,000. The Northlake Property consists of six structures containing approximately 321,800 gross leasable area built in 1983-1984. The Trust is to contribute in total $6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow is to contribute in total approximately $1,500,000 for the remaining 20% interest. In addition to equity for the acquisition of the property of the combined $7,500,000, capital contributions included approximately $550,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations. The Northlake Property was acquired pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 through October 4, 2007 plus 7% of total annual gross rental income commencing once gross rental income exceeds $2,000,000 from the operations of the Northlake Property. For the year ended December 31, 1996, the Trust estimates 7% of the total annual gross rental income due under the ground lease will be approximately $280,000. The ground lease also requires that BMJNLP pay for expenses incurred on the Northlake site, including real estate taxes. The Northlake Property was financed by BMJNLP utilizing a non-recourse leasehold mortgage loan from the seller in the amount of $10,350,000. The mortgage loan requires monthly payments of interest only at a fixed rate of 8.5% per annum. The leasehold mortgage loan matures on August 1, 2005. Upon acquisition, the property was 97% leased with sixteen national and regional credit tenants leasing 84% of the leased space.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On September 26, 1995, a subsidiary of the Trust acquired a 100% ownership interest in a seven building office/industrial complex known as the Bluegrass Corporate Center (the "Bluegrass Property") located in Jefferson County, Kentucky (suburban Louisville), for a purchase price, including liabilities assumed at acquisition, of approximately $5,067,000. The seven buildings contain approximately 182,200 gross leasable area. The Bluegrass Property was built during 1976-77 and 1979-80 and was 91% leased with 43 tenants upon acquisition. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the original principal amount of approximately $2,707,000. The loan bears interest at a fixed rate of 8%, matures on April 25, 2001, and requires monthly payments based upon a twenty year amortization schedule with a balloon payment of approximately $2,320,000 upon maturity.

         On December 5, 1995, a subsidiary of the Trust acquired a 100% ownership interest in the Lexington Business Center (the "Lexington Property") located in southeastern Lexington, Kentucky for a purchase price, including liabilities assumed at acquisition, of approximately $7,080,000. The Lexington Property was built in 1985 and consists of three office buildings and one distribution facility containing approximately 316,200 gross leasable area situated on 21.4 acres of land. The Trust utilized approximately $1,170,000 of cash reserves for the acquisition with the remaining balance of the acquisition price being provided for by the Trust's $30,000,000 line of credit. See Liquidity and Capital Resources for details regarding the Trust's line of credit. Management is working to obtain permanent long term third party financing during 1996 or early 1997 to repay the amount drawn under the line of credit. Upon acquisition, the Lexington Property had fourteen tenants which leased approximately 74% of the gross leasable area.

         On December 5, 1995, a subsidiary of the Trust acquired a 100% ownership interest in the Newtown Distribution Center (the "Newtown Property") located in northern Lexington, Kentucky for a purchase price, including liabilities assumed at acquisition, of approximately $3,586,000. The Newtown Property was built in 1981 - 1982 and consists of three office buildings and one warehouse/distribution facility containing approximately 87,100 gross leasable area situated on 6.6 acres of land. The Trust utilized approximately $596,000 of cash reserves for the acquisition with the remaining balance of the acquisition price being provided for by a draw of cash proceeds pursuant to the Trust's $30,000,000 line of credit. See Liquidity and Capital Resources for details regarding the Trust's line of credit. Management is working to obtain permanent long term third party financing during 1996 or early 1997 to repay the amount drawn under the line of credit. Upon acquisition, the Newtown Property had eighteen tenants which occupied approximately 97% of the gross leaseable area.

         On December 19, 1995, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Mr. Daniel Smith ("Smith"), as limited partner, acquired the Woodcrest Office Park (the "Woodcrest

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property") located in Tallahassee, Florida for a purchase price, including liabilities assumed at acquisition, of approximately $11,017,000. The Woodcrest Property consists of eighteen buildings containing approximately 265,900 gross leasable area covering 25.1 acres, of which 20.6 acres are developed. The remaining 4.5 acres the Trust believes are suitable for development of up to an additional 96,000 square feet of commercial office space. The property was built over a twenty-two year period between 1967 and 1989. Upon acquisition, the aggregate occupancy of the property was 95%. The Trust contributed approximately $3,750,000 in equity to the partnership for its 85% interest, while Mr. Smith contributed $250,000 for his 15% interest.

         Pursuant to the terms of the BWOPLP partnership agreement, cash flow from operations will be first distributed to the Trust in an amount equal to a cumulative preferred return of 12% compounded annually on its total capital contribution and then Mr. Smith is entitled to a cumulative compounded 12% preferred return on his capital contribution. Any excess cash proceeds from the property's operation after payment of the required preferred returns is then distributed 85% to the Trust and 15% to Mr. Smith in accordance with the partners' ownership interests in the partnership. Upon the sale or refinancing of the property, cash proceeds shall be distributed as follows: a) repayment of debt and any expenses associated with the sale or refinancing of the property; b) to the Trust for any unpaid cumulative preferred return; c) repayment of the Trust's total equity contribution to the partnership; d) to the Trust in the amount that cumulative distributions of cash flow from operations of the property are less than the equivalent of a 15% per annum return on its contributed equity on a non-compounded basis; e) to Mr. Smith for any unpaid cumulative preferred return; f) repayment of Mr. Smith's total net equity contribution; and g) any remaining proceeds are to be distributed pro-rata, 85% to the Trust and 15% to Mr. Smith. The Trust funded its equity contribution pursuant to a draw of cash proceeds under the Trust's line of credit. See Liquidity and Capital Resources for further details on the Trust's line of credit.

         Effective February 27, 1995, Lincoln Properties Co. ("Lincoln"), an unaffiliated third party, took over the management of the day to day operations and leasing of the Colonial Courts and Hallmark properties. Lincoln receives 4% of gross rental receipts on the Colonial Courts property as a management fee. The management fee on the Hallmark property was 4.5% through August 31, 1995 and 4% thereafter of gross rental receipts. The former management company, Lake Realty Management Co. ("Lake Realty"), owns a 10% limited partnership interest in both of these properties. The termination of Lake Realty as the management company did not affect Lake Realty's rights as a partner in either property.

         On June 22, 1995, the Plaza at Westminster property was sold to an unaffiliated third party for $7,525,000 which resulted in a net gain of approximately $1,333,000 after prorations for closing costs of approximately $300,000. The Trust's share of the cash proceeds was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

approximately $2,218,000 which resulted in the Trust's share of the net gain of approximately $409,000.



ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page F-1 of this Report.

     See Item 6, Selected Financial Data, for the supplemental financial information specified by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10.         TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The trustees and executive officers of the Trust are as follows:

                 Walter E. Auch, Sr.       Trustee
                 Norman M. Gold            Trustee
                 Marvin A. Sotoloff        Trustee
                 Leonard G. Levine         President
                 Neil D. Hansen            First Vice President
                 Robert G. Higgins         Vice President and Secretary/
                                           General Counsel
                 Joel L. Teglia            Vice President/Chief Financial
                                           Officer
                 Jay E. Schmidt            Vice President/Acquisitions

         WALTER E. AUCH, SR., age 74, was the chairman and chief executive officer of the Chicago Board Options Exchange. Prior to that time, he was executive vice president, director and a member of the executive committee of PaineWeber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a trustee of the Trust since 1986. Mr. Auch is also a director of Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund and Banyan Management Corp.

         NORMAN M. GOLD, age 65, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in taxation, corporate and real estate law. Mr. Gold is also a trustee of Banyan Short Term Income Trust and director of Banyan Management Corp. and a trustee of New Plan Realty Trust. Mr. Gold has been a trustee of the Trust since 1986. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

         MARVIN A. SOTOLOFF, age 52, is regional vice president of Premisys Marketing Services, Inc., effective July 1993, a division of Premisys Real Estate Services, Inc.. Prior to joining Premisys Marketing Services, Inc., Mr. Sotoloff was executive vice president of The Palmer Group Ltd., a company involved in real estate brokerage, development and property management, concentrating on commercial real estate. He is a past president of the Chicago Office Leasing Brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff has been a trustee of the Trust since 1986. Mr. Sotoloff is also a trustee of Banyan Short Term Income Trust and a director of Banyan Management Corp.

ITEM 10.         TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


         LEONARD G. LEVINE, age 49, has been president of the Trust as well as Banyan Management Corp., Banyan Short Term Income Trust, Banyan Strategic Land Fund II and Banyan Mortgage Investment Fund since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University. His areas of specialization include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

         NEIL D. HANSEN, age 49, has been first vice president of the Trust as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

         ROBERT G. HIGGINS, age 44, has been vice president and general counsel of the Trust as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago.

         JOEL L. TEGLIA, age 34, has been vice president and chief financial officer of the Trust, as well as Banyan Management Corp., Banyan Mortgage Investment Fund, Banyan Short Term Income Trust and Banyan Strategic Land Fund II since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

         JAY E. SCHMIDT, age 44, became vice president of the Trust in 1995. Prior to being appointed as a vice president of the Trust, Mr. Schmidt served as vice president of acquisitions for Banyan Management since 1992 as an acquisition executive on behalf of the Trust. Prior to 1992, Mr. Schmidt had been an independent real estate consultant and broker. He received a B.A. degree in Government from Franklin & Marshall College and a J.D. from the University of Wisconsin. Mr. Schmidt is admitted to the bar in the State of Wisconsin and is a licensed real estate broker.

ITEM 11.         EXECUTIVE COMPENSATION

A.  TRUSTEE COMPENSATION

         The Trustees are paid an annual fee of $15,000, payable quarterly, plus $875 for each board meeting, including meetings of the audit committee, attended in person and $250 an hour for each board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Trustee is reimbursed for out-of-pocket expenses incurred in attending meetings of the board.

B.  EXECUTIVE COMPENSATION

         Compensation paid to executive officers of the Trust for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                     Annual Compensation(1)
                                                        Other
                                                        Annual
                                                       Compen-
                          Year    Salary     Bonus      sation
Leonard G. Levine,        1995   $184,812   $111,739     n/a
President and Chief       1994   $179,900   $  ---       n/a
Executive Officer         1993   $175,000   $  ---       n/a
(2)

Jay E. Schmidt,           1995   $148,136   $ 27,000     n/a
Vice President/           1994      n/a       n/a        n/a
Acquisitions (3)          1993      n/a       n/a        n/a

                                     Long-Term Compensation(1)

                                         Awards           Payouts
                                  Restricted                        All Other
                                    Stock      Options/     LTIP     Compen-
                          Year     Award(s)    SARs (#)   Payouts    sation
Leonard G. Levine,        1995     $24,899        n/a       n/a        n/a
President and Chief       1994       n/a          n/a       n/a        n/a
Executive Officer         1993       n/a          n/a       n/a        n/a
(2)


Jay E. Schmidt,           1995       n/a          n/a       n/a        n/a
Vice President/           1994       n/a          n/a       n/a        n/a
Acquisitions (3)          1993       n/a          n/a       n/a        n/a

(1) Compensation for all other executives of the Trust for 1995, 1994 and 1993 was less than $100,000 per individual.

(2)      See incentive compensation program disclosure below.

(3) Mr. Schmidt's 1995 bonus was discretionary and based upon job performance pursuant to an annual review by Mr. Levine and the Board of Trustees. Mr. Schmidt is not awarded any other compensation by the Trust or Banyan Management Corp.

ITEM 11.         EXECUTIVE COMPENSATION (CONTINUED)

         Mr. Levine serves as Chief Executive Officer of the Trust pursuant to an employment agreement entered into with the Trust by Mr. Levine on January 1, 1990. The Agreement expires on December 31, 1997. Under the contract, Mr. Levine is paid a salary equal to $184,812 per year. His base salary is adjusted on January 1 of each year based on increases in the "consumer price index".

         Mr. Levine is eligible to receive compensation under an incentive program included in his contract. Effective January 1, 1993, Mr. Levine earns incentive compensation based on the recovery on foreclosed real estate assets owned by the Trust as of December 31, 1992 and on the performance of the Trust's reinvestment activities. See Item 7, Management's Discussion and Analysis, for further details regarding the Trust's foreclosed and reinvestment activities. In particular, Mr. Levine will earn incentive compensation on foreclosed real estate assets equal to: (i) 1% of the amount of the Trust's collateralized claims which are converted to cash, and (ii) 3% of the Trust's unsecured claims which are converted to cash. Mr. Levine is paid incentive compensation earned on the Trust's foreclosed activities as soon as practical after the end of each calendar year without regard to whether he is employed by the Trust on the date of payment. Mr. Levine's annual incentive compensation earnings from reinvestment activities are based on reinvestment returns, adjusted for unrealized losses, to the Trust in excess of a set index, based on the annual yield of five-year Treasury Rate plus 100 basis points as of January 1 of each year, according to the following: (i) $500 for each basis point by which the Trust's rate of return from reinvestment activities exceeds the above index up to 500 basis points, and (ii) $250 per each basis point by which the rate of return from reinvestment activities exceeds the above index plus 500 basis points. The index for the year ended December 31, 1995 was 8.88%.

           Incentive compensation earned on reinvestment activities is paid 80% in cash and 20% in shares ("Award Shares") of the Trust on March 15 of the year following the period for which the incentive was earned. The Award Shares are subject to forfeiture and certificates representing the Award Shares are held by the Trust pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or (iii) the permanent disability or death of Mr. Levine. For the year ended December 31, 1995, Mr. Levine's incentive compensation earned on recovery of foreclosed activities and returns on reinvestment activities was $36,185 and $38,500, respectively. The $36,185 in incentive compensation earned by Mr. Levine during 1995 on recovery of foreclosed assets is broken down as follows:
$19,315 pursuant to item (i) and $16,870 pursuant to item (ii) as discussed above. In 1996, Mr. Levine will be paid $66,985 representing 80% of his 1995 incentive in cash and 1,833 Award Shares valued at $4.20 per share or $7,700 representing 20% in Award Shares of the Trust. As of December 31, 1994, Mr. Levine's incentive compensation earned on recovery of foreclosed activities and return on reinvestment activities was $12,139 and $124,500, respectively. The $12,139 incentive compensation earned by Mr. Levine during 1994 on recovery of foreclosed assets is pursuant to item (ii) as discussed above. Payment of Mr. Levine's 1994 incentive compensation occurred during the second quarter of 1995 with the payment of $111,740 representing

ITEM 11.         EXECUTIVE COMPENSATION (CONTINUED)

80% of his incentive in cash and 6,036 Award Shares valued at $4.125 per share or $24,899 representing 20% in Award Shares of the Trust pursuant to his employment contract. For the year ended December 31, 1993, Mr. Levine did not earn any incentive compensation from foreclosed activities or reinvestment activities.

         Either Mr. Levine or the Trust can terminate the employment agreement at any time upon 90 days written notice. If the Trust terminates the agreement for cause, or Mr. Levine voluntarily terminates, the Trust will pay all salary and incentive compensation earned through the date of termination. In the event of Mr. Levine's death or permanent disability, he is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary which is consistent with standard insurance benefits of all Banyan Management Corp. personnel, but he is not entitled to any other severance payments. If his employment is terminated without cause following a change of control (as defined in the employment agreement) the Trust is obligated to pay Mr. Levine's salary during the remainder of the employment period and must pay him all incentive compensation which he would have earned if all the Trust's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination of the Trust had he received an "expression of interest" prior to Mr. Levine's termination), plus an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following entities are known by the Trust to be the beneficial owners of more than 5% of the outstanding shares of beneficial interest as of March 18, 1996.

                                                    Amount of
Title of Class    Name and Address of              Beneficial      Percentage
                   Beneficial Owners               Ownership       of Shares
Shares of       Fidelity Management &               1,150,550           10.98%
Beneficial        Research Corp.
Interest        82 Devonshire Street
                Boston, MA 02109

Shares of       Magten Asset Management Corp.       1,232,000           11.76%
Beneficial      350 East 21st Street
Interest        New York, NY 10010

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

        The following table sets forth the ownership of shares owned directly and indirectly by the trustees and officers of the Trust as of March 18, 1996:

                                                Amount of
Title of                                       Beneficial       Percentage
 Class             Beneficial Owner            Ownership       of Interest
Shares of        Leonard G. Levine,          15,036 Shares       Less than 1%
Beneficial       President
Interest

Shares of        Neil D. Hansen,              4,373 Shares       Less than 1%
Beneficial       First Vice President
Interest

Shares of        Jay E. Schmidt               2,000 Shares       Less than 1%
Beneficial       Vice President
Interest

Shares of        All Trustees and            21,409 Shares       Less than 1%
Beneficial       Officers of the Trust,
Interest         as a group (8 persons)

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). BMC is owned by the Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund and Banyan Short Term Income Trust (the "Banyan Funds"). Mr. Levine is the president of BMC for which he receives no compensation. Messrs. Teglia, Hansen, Higgins and Schmidt are employees of the Trust but are actually paid by BMC. The portion of their time which is allocable to the Trust is included in the administrative costs for which BMC is reimbursed by the Trust. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. All costs incurred on behalf of BMC for the Trust are allocable to the Trust and other Banyan Funds to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Trust's allocated share of costs for the years ended December 31, 1995, 1994 and 1993, aggregated $1,443,434, $1,185,409 and $783,922, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of December 31, 1995, the Trust had a net payable due to BMC of $176,527.

         Reference is made to Note 10, "Transactions with Affiliates," of Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with, BMC.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      The following documents are filed as part of this Report:

     (1)(2) The financial statements indicated in Part II, Item 8, Financial Statements and Supplementary Data.

        (3)      Exhibits

                 The following exhibits are incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-
                 4169), referencing the exhibit number used in such Registration Statement.

                 Exhibit Number            Description

                    (3)(b)                 By-Laws

                    (3)(c)                 Amended and Restated Declaration of
                                           Trust

                 Exhibit Number            Description

                  Exhibit (10)             Material Contracts

                                           (i) Second Amendment of Leonard G.
                                           Levine's Employment Contract dated
                                           December 31, 1992.

                                           (ii) Amendment to Loan Agreement
                                           dated December 1, 1994; Second
                                           Amendment to Loan Agreement dated
                                           December 21, 1994; and Third
                                           Amendment to Loan Agreement dated
                                           December 18, 1995 regarding the
                                           Registrant's $30,000,000 Revolving
                                           Line of Credit with American
                                           National Bank of Chicago.

                                           (iii) First Amendment to Note dated
                                           December 18, 1995 regarding the
                                           Registrant's $30,000,000 Revolving
                                           Line of Credit with American
                                           National Bank of Chicago.

                  Exhibit (21)             Subsidiaries of the Trust

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)


(b) The following report on Form 8-K was filed during the quarter ended December 31, 1995:

         A current report on Form 8-K was filed on December 20, 1995 wherein
         Item 2 disclosed the Registrant's acquisition of the Newtown Distribution Center and Lexington Business Center property.

(c)      See Item 14(a)(3) above.

(d)      None.

        An annual report will be sent to the shareholders subsequent to this filing and the Trust will furnish copies of such reports to the Commission at that time.

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:     /s/ Leonard G. Levine                           Date:  April 4, 1996
        Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:     /s/ Leonard G. Levine                           Date:  April 4, 1996
        Leonard G. Levine, President



By:     /s/ Joel L. Teglia                              Date:  April 4, 1996
        Joel L. Teglia, Vice President
        of Finance and Administration,
        Chief Financial and Accounting Officer



By:     /s/ Norman M. Gold                              Date:  April 4, 1996
        Norman M. Gold, Trustee



By:     /s/ Walter E. Auch, Sr.                         Date:  April 4, 1996
        Walter E. Auch, Sr., Trustee



By:     /s/ Marvin A. Sotoloff                          Date:  April 4, 1996
        Marvin A. Sotoloff, Trustee

                         BANYAN STRATEGIC REALTY TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Pages

Report of Independent Auditors                                          F-2

Consolidated Balance Sheets, December 31, 1995 and 1994          F-3 to F-8

Consolidated Statements of Income and Expenses For
the Years Ended December 31, 1995, 1994 and 1993                F-9 to F-14

Consolidated Statements of Shareholders' Equity For
the Years Ended December 31, 1995, 1994 and 1993                       F-15

Consolidated Statements of Cash Flows For the Years
Ended December 31, 1995, 1994 and 1993                         F-16 to F-24

Notes to Consolidated Financial Statements                     F-25 to F-44





All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS OF BANYAN STRATEGIC REALTY TRUST

         We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 1995 and 1994, and the related consolidated statements of income and expenses, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information segregating the Trust's investment and foreclosed activities appearing in conjunction with the consolidated financial statements is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



                                               ERNST & YOUNG LLP





Chicago, Illinois
February 15, 1996

                         BANYAN STRATEGIC REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                                      Consolidated          Consolidated
                                                          1995                  1994
ASSETS

Cash and Cash Equivalents                              $ 5,500,215          $ 14,769,170
Interest Receivable on
  Investments                                               70,352                82,180
Interest Receivable on Mortgage
  Loans                                                     60,780                55,106
Accounts Receivable                                        528,029               107,672
Due from Affiliates                                          ---                 730,229
Investment Securities                                        ---               1,017,236
                                                      ------------          ------------
                                                         6,159,376            16,761,593
                                                      ------------          ------------

Mortgage Loans Receivable (Net
  of Unamortized Discount of
  $1,436,587 and $1,808,716,
  Respectively)                                          5,433,094             5,136,229

Investment in Real Estate, at
  cost:
  Land                                                  12,809,994             6,182,494
  Building                                              74,343,233            33,152,589
  Building Improvements                                  3,046,838             1,863,219
                                                      ------------          ------------
                                                        90,200,065            41,198,302
  Less: Accumulated Depreciation                        (2,337,095)           (1,036,890)
                                                      ------------          ------------
                                                        87,862,970            40,161,412
                                                      ------------          ------------

Investment in Real Estate
  Ventures                                               8,895,678            10,697,791
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $224,020 and $21,411,
  Respectively)                                          1,188,174               793,649
Other Assets                                             1,225,480               533,677
                                                      ------------          ------------

Total Assets                                          $110,764,772          $ 74,084,351
                                                      ============          ============

                         BANYAN STRATEGIC REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                  (Continued)

                                                      Consolidated          Consolidated
                                                          1995                  1994
LIABILITIES AND SHAREHOLDERS'
  EQUITY

Liabilities
Accounts Payable and Accrued
  Expenses                                            $  1,339,056          $    821,804
Accrued Real Estate Taxes                                  703,919               666,567
Mortgage Loans Payable                                  43,522,181             7,900,695
Bond Payable                                             5,500,000             5,500,000
Accrued Interest Payable                                    93,325                26,005
Unearned Revenue                                            94,002                19,729
Security Deposit Liabilities                               439,135               203,659
Other Liabilities                                            7,652               290,331
                                                      ------------          ------------
Total Liabilities                                       51,699,270            15,428,790
                                                      ------------          ------------
Minority Interest in
  Consolidated Partnerships                              2,190,098               214,849

Shareholders' Equity
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 11,999,787 and
  11,993,751 Shares Issued,
  Respectively                                         106,687,212           106,662,313
Accumulated Deficit                                    (42,445,859)          (40,855,652)
Treasury Shares at Cost,
  1,522,649 Shares                                      (7,365,949)           (7,365,949)
                                                      ------------          ------------
Total Shareholders' Equity                              56,875,404            58,440,712
                                                      ------------          ------------

Total Liabilities and Share-
  holders' Equity                                     $110,764,772          $ 74,084,351
                                                      ============          ============
Book Value Per Share of Bene-
  ficial Interest (10,477,138
  and 10,471,102 Shares
  Outstanding, respectively)                          $       5.43          $       5.58
                                                      ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                           DECEMBER 31, 1995 AND 1994


                                                          Supplemental Information
                                                       Investment          Investment
                                                       Activities          Activities
                                                          1995                1994
ASSETS
Cash and Cash Equivalents                             $  4,052,692        $ 13,077,182
Interest Receivable on
  Investments                                               30,080              58,422
Interest Receivable on Mortgage
  Loans                                                     60,780              55,106
Accounts Receivable                                        528,029             107,672
Due from Affiliates                                          ---                 ---
Investment Securities                                        ---             1,017,236
                                                      ------------        ------------

                                                         4,671,581          14,315,618
                                                      ------------        ------------

Mortgage Loans Receivable (Net
  of Unamortized Discount of
  $1,436,587 and $1,808,716,
  Respectively)                                          5,433,094           5,136,229


Investment in Real Estate, at
  cost:
  Land                                                  12,809,994           6,182,494
  Building                                              74,343,233          33,152,589
  Building Improvements                                  3,046,838           1,863,219
                                                     -------------        ------------
                                                        90,200,065          41,198,302
  Less: Accumulated Depreciation                        (2,337,095)         (1,036,890)
                                                     -------------        ------------
                                                        87,862,970          40,161,412
                                                    --------------        ------------
Investment in Real Estate
  Ventures                                                   ---                 ---
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $224,020 and $21,411
  Respectively)                                          1,188,174             793,649
Other Assets                                               737,593             408,353
                                                      ------------        ------------
Total Assets                                          $ 99,893,412        $ 60,815,261
                                                      ============        ============

                         BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                           DECEMBER 31, 1995 AND 1994
                                  (Continued)

                                                          Supplemental Information
                                                       Investment          Investment
                                                       Activities          Activities
                                                          1995                1994
LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                                            $  1,120,751        $    641,435
Accrued Real Estate Taxes                                  703,919             666,567
Mortgage Loans Payable                                  43,522,181           7,900,695
Bond Payable                                             5,500,000           5,500,000
Accrued Interest Payable                                    93,325              26,005
Unearned Revenue                                            94,002              19,729
Security Deposit Liabilities                               439,135             203,659
Other Liabilities                                            ---                 ---
                                                      ------------        ------------
Total Liabilities                                       51,473,313          14,958,090
                                                      ------------        ------------
Minority Interest in
  Consolidated Partnerships                              2,190,098             214,849





The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                           DECEMBER 31, 1995 AND 1994


                                                           Supplemental Information
                                                       Foreclosed           Foreclosed
                                                       Activities           Activities
                                                          1995                 1994
ASSETS
Cash and Cash Equivalents                             $  1,447,523         $  1,691,988
Interest Receivable on
  Investments                                               40,272               23,758
Interest Receivable on Mortgage
  Loans                                                      ---                  ---
Accounts Receivable                                          ---                  ---
Due from Affiliates                                          ---                730,229
Investment Securities                                        ---                  ---
                                                      ------------         ------------
                                                         1,487,795            2,445,975
                                                      ------------         ------------
Mortgage Loans Receivable                                    ---                  ---


Investment in Real Estate, at
  cost:
  Land                                                       ---                  ---
  Building                                                   ---                  ---
  Building Improvements                                      ---                  ---
                                                      ------------         ------------
                                                             ---                  ---
  Less: Accumulated Depreciation                             ---                  ---
                                                      ------------         ------------
                                                             ---                  ---
                                                      ------------         ------------
Investment in Real Estate
  Ventures                                               8,895,678           10,697,791
Deferred Financing Costs                                     ---                  ---
Other Assets                                               487,887              125,324
                                                      ------------         ------------

Total Assets                                          $ 10,871,360         $ 13,269,090
                                                      ============         ============

                         BANYAN STRATEGIC REALTY TRUST
             CONSOLIDATED BALANCE SHEETS (SUPPLEMENTAL INFORMATION)
                           DECEMBER 31, 1995 AND 1994
                                  (Continued)

                                                           Supplemental Information
                                                       Foreclosed           Foreclosed
                                                       Activities           Activities
                                                          1995                 1994
LIABILITIES

Liabilities
Accounts Payable and Accrued
  Expenses                                            $    218,305         $    180,369
Accrued Real Estate Taxes                                    ---                  ---
Mortgage Loans Payable                                       ---                  ---
Bond Payable                                                 ---                  ---
Accrued Interest Payable                                     ---                  ---
Unearned Revenue                                             ---                  ---
Security Deposit Liabilities                                 ---                  ---
Other Liabilities                                            7,652              290,331
                                                      ------------         ------------

Total Liabilities                                          225,957              470,700
                                                      ------------         ------------


Minority Interest in Consolidated
Partnerships                                                 ---                  ---




The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      Consolidated       Consolidated         Consolidated
                                                          1995               1994                 1993
INCOME
Income From Property
  Operating Activities:
  Industrial                                         $  3,009,068       $  2,166,804         $    916,543
  Residential                                           3,312,687          3,126,833            1,083,721
  Commercial                                            3,071,831          2,199,438                ---
  Retail                                                1,838,272              ---                  ---
                                                     ------------       ------------         ------------
  Total Income From
    Property Operating
    Activities                                         11,231,858          7,493,075            2,000,264
                                                     ------------        -----------          -----------

Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage
    Loans                                               1,036,052            959,565              229,167
  Income on Investments                                   634,459            381,161            1,897,718
                                                     ------------        -----------          -----------

  Total Income From
  Lending and Investing
  Activities                                            1,670,511          1,340,726            2,126,885
                                                     ------------        -----------          -----------
Total Income                                           12,902,369          8,833,801            4,127,149
                                                     ------------        -----------          -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property
    Expenses                                              680,912            339,291               94,305
  Repairs and Maintenance                               1,256,444            823,669              137,675
  Real Estate Taxes                                     1,153,797            723,857              299,862
  Interest Expense                                      1,535,787            342,700               80,753
  Ground Lease Expense                                    256,452              ---                  ---
  Property Management Fees                                414,139            277,300               67,814
  Payroll Expense                                         469,083            497,547              202,993
  Utilities Expense                                       722,366            551,643              114,109
  Depreciation and
    Amortization                                        1,334,992            875,949              187,453
                                                     ------------        -----------          -----------
  Total Expenses From
    Property Operating
    Activities                                          7,823,972          4,431,956            1,184,964
                                                     ------------        -----------          -----------

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                      Consolidated       Consolidated         Consolidated
                                                          1995               1994                 1993
Other Expenses:
  Shareholder Expenses                                    184,292            174,668              160,956
  Trustees' Fees, Expenses
    and Insurance                                         397,245            425,467              438,304
  Other Professional Fees                                 229,551            207,402              351,028
  General and Administrative                            1,892,055          1,645,680              779,258
  Amortization of Deferred
    Loan Fees and Financing
    Costs                                                 234,056             49,361               11,439
  Mortgage Loan Commitment
    Settlement Costs                                        ---                ---                220,000
  Recovery of Losses on
    Loans, Notes, Interest
    Receivable and Class
    Action Settlement Costs
    and Expenses                                         (164,958)          (192,212)             (57,072)
                                                     ------------        -----------          -----------
  Total Other Expenses                                  2,772,241          2,310,366            1,903,913
                                                     ------------        -----------          -----------
Total Expenses                                         10,596,213          6,742,322            3,088,877
                                                     ------------        -----------          -----------
Income (Loss) Before Minority
  Interest, Income (Loss)
  from Real Estate Ventures
  and Gain on Disposition of
  Property                                              2,306,156          2,091,479            1,038,272


Minority Interest in Con-
  solidated Partnerships                                 (178,114)           (55,718)             (42,162)

Income (Loss) from
  Real Estate Ventures                                    472,003         (2,994,361)          (1,613,382)
Gain on Disposition of
  Property                                                  ---               46,108                ---
                                                     ------------        -----------          -----------
Net Income (Loss)                                    $  2,600,045        $  (912,492)         $  (617,272)
                                                     ============        ===========          ===========

Earnings (Loss) Per Share
  of Beneficial Interest
  (10,474,079, 10,471,102
  and 10,518,047 Weighted
  Average Shares Out-
  standing, respectively)                            $       0.25        $     (0.09)         $     (0.06)
                                                     ============        ===========          ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                Supplemental Information
                                                  Investment          Investment           Investment
                                                  Activities          Activities           Activities
                                                      1995                1994                 1993
INCOME
Income From Property
  Operating Activities:
  Industrial                                     $  3,009,068        $  2,166,804         $    916,543
  Residential                                       3,312,687           3,126,833            1,083,721
  Commercial                                        3,071,831           2,199,438                ---
  Retail                                            1,838,272               ---                  ---
                                                 ------------        ------------         ------------
  Total Income From
    Property Operating
    Activities                                     11,231,858           7,493,075            2,000,264
                                                 ------------        ------------         ------------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage
    Loans                                           1,036,052             959,565              229,167
  Income on Investments                               495,368             235,738            1,782,450
                                                 ------------         -----------          -----------

  Total Income From
    Lending and Investing
    Activities                                      1,531,420           1,195,303            2,011,617
                                                 ------------         -----------          -----------
Total Income                                       12,763,278           8,688,378            4,011,881
                                                 ------------         -----------          -----------
EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property
    Expenses                                          680,912             339,291               94,305
  Repairs and Maintenance                           1,256,444             823,669              137,675
  Real Estate Taxes                                 1,153,797             723,857              299,862
  Interest Expense                                  1,535,787             342,700               80,753
  Ground Lease Expense                                256,452               ---                  ---
  Property Management Fees                            414,139             277,300               67,814
  Payroll Expense                                     469,083             497,547              202,993
  Utilities Expense                                   722,366             551,643              114,109
  Depreciation and
    Amortization                                    1,334,992             875,949              187,453
                                                 ------------         -----------          -----------
  Total Expenses From
    Property Operating
    Activities                                      7,823,972           4,431,956            1,184,964
                                                  ------------        -----------          -----------

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                                Supplemental Information
                                                  Investment          Investment           Investment
                                                  Activities          Activities           Activities
                                                      1995                1994                 1993
Other Expenses:
  Shareholder Expenses                                 55,805              26,559               14,782
  Trustees' Fees, Expenses
    and Insurance                                      28,664              24,813                3,250
  Other Professional Fees                             168,886             116,519               62,743
  General and Administrative                        1,460,788           1,292,464              523,254
  Amortization of Deferred
    Loan Fees and Financing
    Costs                                             234,056              49,361               11,439
  Mortgage Loan Commitment
    Settlement Costs                                    ---                 ---                  ---
  Recovery of Losses on
    Loans, Notes, Interest
    Receivable and Class
    Action Settlement
    Costs and Expenses                                  ---                 ---                  ---
                                                 ------------         -----------          -----------
  Total Other Expenses                              1,948,199           1,509,716              615,468
                                                 ------------         -----------          -----------
Total Expenses                                      9,772,171           5,941,672            1,800,432
                                                 ------------         -----------          -----------
Income (Loss) Before
  Minority Interest, Income
  (Loss) from Real Estate
  Ventures and Gain on
  Disposition of Property                           2,991,107           2,746,706            2,211,449


Minority Interest in Conso-
  lidated Partnerships                               (178,114)            (55,718)             (42,162)

Income (Loss) from Real
  Estate Ventures                                       ---                 ---                  ---

Gain on Disposition of
  Property                                              ---                46,108                ---
                                                 ------------         -----------          -----------
Net Income (Loss)                                $  2,812,993        $  2,737,096         $  2,169,287
                                                 ============        ============         ============
Earnings (Loss) Per Share
  of Beneficial Interest
  (10,474,079, 10,471,102 and
  10,518,047 Weighted Average
  Shares Outstanding,
  respectively)                                  $       0.27        $       0.26         $       0.21
                                                 ============        ============         ============

     The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              Supplemental Information
                                                   Foreclosed         Foreclosed         Foreclosed
                                                   Activities         Activities         Activities
                                                      1995               1994                1993
INCOME
Income From Property
  Operating Activities:
  Industrial                                      $      ---         $      ---         $      ---
  Residential                                            ---                ---                ---
  Commercial                                             ---                ---                ---
  Retail                                                 ---                ---                ---
                                                  ------------      ------------       ------------
  Total Income From Property
    Operating Activities                                 ---                ---                ---
                                                  ------------       ------------       ------------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage                                 ---                ---                ---
    Loans
  Income on Investments                                139,091            145,423            115,268
                                                  ------------       ------------       ------------

  Total Income From Lending
    and Investing Activities                           139,091            145,423            115,268
                                                  ------------       ------------       ------------
Total Income                                           139,091            145,423            115,268
                                                  ------------       ------------       ------------

EXPENSES
Expenses From Property
  Operating Activities:
  Operating Property Expenses                            ---                ---                ---
  Repairs and Maintenance                                ---                ---                ---
  Real Estate Taxes                                      ---                ---                ---
  Interest Expense                                       ---                ---                ---
  Ground Lease Expense                                   ---                ---                ---
  Property Management Fees                               ---                ---                ---
  Payroll Expense                                        ---                ---                ---
  Utilities Expense                                      ---                ---                ---
  Depreciation and
    Amortization                                         ---                ---                ---
                                                  ------------       ------------       ------------
  Total Expenses From
    Property Operating
    Activities                                           ---                ---                ---
                                                  ------------       ------------       ------------

                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           (SUPPLEMENTAL INFORMATION)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                               Supplemental Information
                                                   Foreclosed         Foreclosed         Foreclosed
                                                   Activities         Activities         Activities
                                                      1995               1994                1993
Other Expenses:
  Shareholder Expenses                                 128,487            148,109            146,174
  Trustees' Fees, Expenses
    and Insurance                                      368,581            400,654            435,054
  Other Professional Fees                               60,665             90,883            288,285
  General and Administrative                           431,267            353,216            256,004
  Amortization of Deferred
    Loan Fees and Financing
    Costs                                                ---                ---              220,000
  Mortgage Loan Commitment
    Settlement Costs                                     ---                ---                ---
  Recovery of Losses on
    Loans, Notes, Interest
    receivable and Class
    Action Settlement Costs
    and Expenses                                      (164,958)          (192,212)           (57,072)
                                                 --------------      -------------      ------------
  Total Other Expenses                                 824,042            800,650          1,288,445
                                                 -------------       ------------       ------------
Total Expenses                                         824,042            800,650          1,288,445
                                                 -------------        -----------        -----------
Income (Loss) Before Minority
  Interest, Income (Loss)
  from Real Estate Ventures
  and Gain on Disposition of
  Property                                            (684,951)          (655,227)        (1,173,177)


Minority Interest in
  Consolidated Partnerships                              ---                ---                ---

Income (Loss) from Real
  Estate Ventures                                      472,003         (2,994,361)        (1,613,382)

Gain on Disposition of
  Property                                               ---                ---                ---
                                                  ------------       ------------       ------------

Net Income (Loss)                                 $   (212,948)      $ (3,649,588)      $ (2,786,559)
                                                  ============       ============       ============
Earnings (Loss) Per Share of
  Beneficial Interest
  (10,474,079, 10,471,102 and
  10,518,047 Weighted Average
  Shares Outstanding,
  respectively)                                   $      (0.02)      $      (0.35)      $      (0.26)
                                                  ============       ============       ============

     The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                         Shares of
                                    Beneficial Interest               Accumulated           Treasury
                                  Shares            Amount              Deficit              Shares               Total
Shareholders'
Equity, December
31, 1992                        11,993,751       $106,662,313         $(30,915,520)        $(6,156,368)       $ 69,590,425


Acquisition of
258,265 Shares
of Treasury
Shares, at cost                      ---                ---                  ---            (1,209,581)         (1,209,581)

Net Loss                             ---                ---               (617,272)              ---              (617,272)

Dividends
Declared                             ---                ---             (4,221,927)              ---            (4,221,927)
                               -----------        -----------         ------------         -----------        ------------

Shareholders'
Equity, December
31, 1993                        11,993,751        106,662,313          (35,754,719)         (7,365,949)         63,541,645


Net Loss                             ---                ---               (912,492)              ---              (912,492)

Dividends
Declared                             ---                ---             (4,188,441)              ---            (4,188,441)
                                ----------       ------------         ------------         -----------        ------------

Shareholders'
Equity, December
31, 1994                        11,993,751        106,662,313          (40,855,652)         (7,365,949)         58,440,712

Award Shares
  Issued                             6,036             24,899                ---                 ---                24,899

Net Income                           ---                ---              2,600,045               ---             2,600,045

Dividends
Declared                             ---                ---             (4,190,252)              ---            (4,190,252)
                               -----------       ------------         ------------         -----------        ------------
Shareholders'
Equity, December
31, 1995                        11,999,787       $106,687,212         $(42,445,859)        $(7,365,949)       $ 56,875,404
                               ===========       ============         ============         ===========        ============

      The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              Consolidated       Consolidated         Consolidated
                                                  1995               1994                 1993
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                           $  2,600,045         $  (912,492)        $   (617,272)

 Adjustments to Reconcile
   Net Income (Loss) to Net
   Cash Provided by (Used
   In) Operating Activities:
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                          (164,958)            (57,226)             (57,072)
   Gain on Disposition of
     Property                                       ---               (46,108)               ---
   Amortization of Premium
     on Investment
     Securities                                    10,596              66,474              432,193
   Depreciation and
     Amortization                               1,569,048             925,310              198,892
   Amortization of Discount
     on Mortgage Loans
     Receivable                                  (372,129)           (307,920)             (65,914)
   Net (Income) Loss From
     Real Estate Ventures                        (472,003)          2,994,361            1,613,382
   Minority Interest
     Participation in
     Consolidated
     Partnerships                                 178,114              55,718               42,162
   Incentive Compensation
     Expense                                        3,500              28,300                ---
 Net Change In:
   Interest Receivable on
     Mortgage Loans and
     Investments                                    6,154              88,074              130,901
   Accounts Receivable                           (420,357)             91,281             (197,184)
   Other Assets                                  (213,082)           (323,072)             (58,819)
   Accounts Payable and
     Accrued Expenses                             239,718              93,961              413,265
   Accrued Interest Payable                        67,320                (571)              26,576
   Accrued Real Estate Tax
     Payable                                       10,753             368,469              299,029
   Unearned Revenue                                70,709               2,271               12,935
   Security Deposit
     Liabilities                                   16,479              16,361               20,981
                                              -----------         -----------          -----------
 Net Cash Provided By (Used
   In) Operating Activities                     3,129,907           3,083,191            2,194,055
                                              -----------         -----------          -----------

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)


                                              Consolidated       Consolidated         Consolidated
                                                  1995               1994                 1993
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Acquisition of Real
     Estate Assets                            (47,818,144)        (18,650,295)         (20,738,967)
   Proceeds From Sale of
     Investment in Real
     Estate Venture                             2,217,558               ---                  ---
   Distributions From
     (Investment In) Real
     Estate Ventures, Net                          56,558             (23,820)            (361,499)
   Additions to Investment
     in Real Estate                            (1,183,619)           (647,367)          (1,215,852)
   Payment of Liabilities
     Assumed at Acquisition
     of Real Estate Assets                         34,585            (374,519)             573,345
   Other Liabilities                             (282,679)            290,331                ---
   Proceeds From Sale of
     Real Estate                                    ---                97,435                ---
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                           164,958             114,298                ---
   Principal Payments of
     Investment Securities                          ---            12,991,276           49,289,961
   Proceeds from Sale and
     Maturities of Invest-
     ment Securities                            2,500,000               ---                  ---
   Purchase of Investment
     Securities                                (1,493,360)         (1,017,236)         (24,495,423)
   Investment Securities
     Sold to Affiliates                             ---             1,372,373                ---
   Principal Collections on
     Mortgage Loans
     Receivable                                    43,817              36,742                6,907
   Investment in Mortgage
     Loans Receivable                               ---                (4,771)          (4,840,662)
   Due from Affiliates                            730,229            (442,354)            (287,875)
                                              -----------         -----------          -----------
 Net Cash (Used In) Provided
   By Investing Activities                    (45,030,097)         (6,257,907)          (2,070,065)
                                              -----------         -----------          -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds from Bond and
     Mortgage Loans Payable                    35,806,807           9,500,000            4,000,000

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)


                                              Consolidated       Consolidated         Consolidated
                                                  1995               1994                 1993
   Minority Interest Share
     of Real Estate
     Investments                                1,797,135             (69,840)             186,809
   Deferred Financing Costs                      (597,134)           (718,099)             (96,961)
   Principal Payments on
     Mortgage Loans Payable                      (185,321)            (85,678)             (13,627)
   Acquisition of Treasury
     Shares                                         ---                 ---             (1,296,816)
   Dividends Paid to
     Shareholders                              (4,190,252)         (4,188,441)          (4,221,927)
                                              -----------         -----------          -----------
 Net Cash Provided By (Used
   In) Financing Activities                    32,631,235           4,437,942           (1,442,522)
                                              -----------         -----------          -----------
 Net (Decrease) Increase In
   Cash and Cash Equivalents                   (9,268,955)          1,263,226           (1,318,532)

 Cash and Cash Equivalents
   at Beginning of Year                        14,769,170          13,505,944           14,824,476
                                              -----------         -----------          -----------

 Cash and Cash Equivalents
   at End of Year                             $ 5,500,215         $14,769,170          $13,505,944
                                              ===========         ===========          ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993

                                                  Investment         Investment          Investment
                                                  Activities         Activities          Activities
                                                    1995               1994                 1993
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                               $ 2,812,993        $ 2,737,096         $ 2,169,287

 Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In)
   Operating Activities:
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                                ---                ---                 ---
   Gain on Disposition of
     Property                                          ---              (46,108)              ---
   Amortization of Premium
     on Investment
     Securities                                       10,596             66,474             432,193
   Depreciation and
     Amortization                                  1,569,048            925,310             198,892
   Amortization of Discount on
     Mortgage Loans Receivable                      (372,129)          (307,920)            (65,914)
   Net (Income) Loss From
     Real Estate Ventures                              ---                ---                 ---
   Minority Interest Partici-
     pation in Consolidated
     Partnerships                                    178,114             55,718              42,162
   Incentive Compensation
     Expense                                           3,500             28,300               ---
 Net Change In:
   Interest Receivable on
     Mortgage Loans and
     Investments                                      22,668             78,898             163,835
   Accounts Receivable                              (420,357)            91,281            (197,184)
   Other Assets                                      149,481           (285,300)           (146,786)
   Accounts Payable and
     Accrued Expenses                                201,782            134,741             449,039
   Accrued Interest Payable                           67,320               (571)             26,576
   Accrued Real Estate Tax
     Payable                                          10,753            368,469             299,029
   Unearned Revenue                                   70,709              2,271              12,935
   Security Deposit
     Liabilities                                      16,479             16,361              20,981
                                                 -----------       -----------         -----------

 Net Cash Provided By (Used
   In) Operating Activities                        4,320,957          3,865,020           3,405,045
                                                 -----------        -----------         -----------

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                  Investment         Investment          Investment
                                                  Activities         Activities          Activities
                                                    1995               1994                 1993
 CASH FLOWS FROM INVESTING
   ACTIVITIES:

   Acquisition of Real
     Estate Assets                               (47,818,144)       (18,650,295)        (20,738,967)
   Proceeds from Sale of
     Investment in Real
     Estate Venture                                    ---                ---                 ---
   Distributions From
     (Investment In) Real
     Estate Ventures, Net                              ---                ---                 ---
   Additions to Investment
     in Real Estate                               (1,183,619)          (647,367)         (1,215,852)
   Payment of Liabilities
     Assumed at Acquisition
     of Real Estate Assets                            34,585           (374,519)            573,345
   Other Liabilities                                   ---                ---                 ---
   Proceeds From Sale of
     Real Estate                                       ---               97,435               ---
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                                ---                ---                 ---
   Principal Payments of
     Investment Securities                             ---           12,991,276          49,289,961
   Proceeds from Sale and
     Maturities of
     Investment Securities                         2,500,000              ---                 ---
   Purchase of Investment
     Securities                                   (1,493,360)        (1,017,236)        (24,495,423)
   Investment Securities
     Sold to Affiliates                                ---            1,372,373               ---
   Principal Collections on
     Mortgage Loans
     Receivable                                       43,817             36,742               6,907
   Investment in Mortgage
     Loans Receivable                                  ---               (4,771)         (4,840,662)
   Due from Affiliates                                 ---                ---                 ---
   Transfer of Cash From
     Foreclosed Activities to
     Investment Activities                         1,940,039              ---                 ---
                                                 -----------        -----------         -----------
 Net Cash (Used In) Provided
   By Investing Activities                       (45,976,682)        (6,196,362)         (1,420,691)
                                                 -----------        -----------         -----------

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                  Investment         Investment          Investment
                                                  Activities         Activities          Activities
                                                    1995               1994                 1993
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Bond and
    Mortgage Loans Payable                        35,806,807          9,500,000           4,000,000
   Minority Interest Share
     of Real Estate
     Investments                                   1,797,135            (69,840)            186,809
   Deferred Financing Costs                         (597,134)          (718,099)            (96,961)
   Principal Payments on
     Mortgage Loans Payable                         (185,321)           (85,678)            (13,627)
   Acquisition of Treasury
     Shares                                            ---                ---            (1,296,816)
   Dividends Paid to
     Shareholders                                 (4,190,252)        (3,434,167)         (4,221,927)
                                                 -----------        -----------         -----------
 Net Cash Provided By (Used
   In) Financing Activities                       32,631,235          5,192,216          (1,442,522)
                                                 -----------        -----------         -----------

 Net (Decrease) Increase In
   Cash and Cash Equivalents                      (9,024,490)         2,860,874             541,832


 Cash and Cash Equivalents
   at Beginning of Year                           13,077,182         10,216,308           9,674,476
                                                 -----------        -----------         -----------
 Cash and Cash Equivalents
   at End of Year                                $ 4,052,692        $13,077,182         $10,216,308
                                                 ===========        ===========         ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993

                                                Foreclosed          Foreclosed          Foreclosed
                                                Activities          Activities          Activities
                                                   1995                1994                1993
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME (LOSS)                             $  (212,948)        $(3,649,588)        $(2,786,559)
 Adjustments to Reconcile
   Net Income (Loss) to Net
   Cash Provided by (Used
   In) Operating Activities:
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                           (164,958)            (57,226)            (57,072)
   Gain on Disposition of
     Property                                        ---                 ---                 ---
   Amortization of Premium
     on Investment
     Securities                                      ---                 ---                 ---
   Depreciation and
     Amortization                                    ---                 ---                 ---
   Amortization of Discount
     on Mortgage Loans
     Receivable                                      ---                 ---                 ---
   Net (Income) Loss From
     Real Estate Ventures                         (472,003)          2,994,361           1,613,382
   Minority Interest
     Participation in
     Consolidated
     Partnerships                                    ---                 ---                 ---
   Incentive Compensation
     Expense                                         ---                 ---                 ---
 Net Change In:
   Interest Receivable on
     Mortgage Loans and
     Investments                                   (16,514)              9,176             (32,934)
   Accounts Receivable                               ---                 ---                 ---
   Other Assets                                   (362,563)            (37,772)             87,967
   Accounts Payable and
     Accrued Expenses                               37,936             (40,780)            (35,774)
   Accrued Interest Payable                          ---                 ---                 ---
   Accrued Real Estate Tax
     Payable                                         ---                 ---                 ---
   Unearned Revenue                                  ---                 ---                 ---
   Security Deposit
     Liabilities                                     ---                 ---                 ---
                                               -----------         -----------         -----------
 Net Cash Provided By (Used
   In) Operating Activities                     (1,191,050)           (781,829)         (1,210,990)
                                               -----------         -----------         -----------

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                Foreclosed          Foreclosed          Foreclosed
                                                Activities          Activities          Activities
                                                   1995                1994                1993
 CASH FLOWS FROM INVESTING
   ACTIVITIES:

   Acquisition of Real
     Estate Assets                                   ---                 ---                 ---
   Proceeds From Sale of
     Investment in Real
     Estate Venture                              2,217,558               ---                 ---
   Distributions From
     (Investment In) Real
     Estate Ventures, Net                           56,558             (23,820)           (361,499)
   Additions to Investment
     in Real Estate                                  ---                 ---                 ---
   Payment of Liabilities
     Assumed at Acquisition
     of Real Estate Assets                           ---                 ---                 ---
   Other Liabilities                              (282,679)            290,331               ---
   Proceeds From Sale of
     Real Estate                                     ---                 ---                 ---
   Recovery of Losses on
     Loans, Notes, Interest
     Receivable and Class
     Action Settlement
     Costs and Expenses                            164,958             114,298               ---
   Principal Payments of
     Investment Securities                           ---                 ---                 ---
   Proceeds from Sale and
     Maturities of
     Investment Securities                           ---                 ---                 ---
   Purchase of Investment
     Securities                                      ---                 ---                 ---
   Investment Securities
     Sold to Affiliates                              ---                 ---                 ---
   Principal Collections on
     Mortgage Loans
     Receivable                                      ---                 ---                 ---
   Investment in Mortgage
     Loans Receivable                                ---                 ---                 ---
   Due from Affiliates                             730,229            (442,354)           (287,875)
   Transfer of Cash From
     Foreclosed Activities
     to Investment
     Activities                                 (1,940,039)              ---                 ---
                                                ----------             -------            --------
 Net Cash (Used In) Provided
   By Investing Activities                         946,585             (61,545)           (649,374)
                                                ----------             -------            --------

                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (SUPPLEMENTAL INFORMATION)
                        DECEMBER 31, 1995, 1994 AND 1993
                                  (Continued)

                                                Foreclosed          Foreclosed          Foreclosed
                                                Activities          Activities          Activities
                                                   1995                1994                1993
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Bond and
     Mortgage Loans Payable                          ---                 ---                 ---
   Minority Interest Share
     of Real Estate
     Investments                                     ---                 ---                 ---
   Deferred Financing Costs                          ---                 ---                 ---
   Principal Payments on
     Mortgage Loans Payable                          ---                 ---                 ---
   Acquisition of Treasury
     Shares                                          ---                 ---                 ---
   Dividends Paid to
     Shareholders                                    ---              (754,274)              ---
                                               -----------         -----------         -----------
 Net Cash Provided By (Used
   In) Financing Activities                          ---              (754,274)              ---
                                               -----------         -----------         -----------

 Net (Decrease) Increase In
   Cash and Cash Equivalents                      (244,465)         (1,597,648)         (1,860,364)


 Cash and Cash Equivalents
   at Beginning of Year                          1,691,988           3,289,636           5,150,000
                                               -----------         -----------         -----------

 Cash and Cash Equivalents
   at End of Year                              $ 1,447,523         $ 1,691,988         $ 3,289,636
                                               ===========         ===========         ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION

         Banyan Strategic Realty Trust (the "Trust") was organized as a business trust under the laws of the Commonwealth of Massachusetts, pursuant to a Declaration of Trust filed March 14, 1986 under the name VMS Strategic Land Trust.

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

         Investment Activities assets include (1) interests in real estate assets comprised of six industrial buildings, two apartment complexes, four commercial office buildings, a retail center and a portfolio of mortgage loans,
(2) the Trust's investment securities and (3) the portion of the Trust's cash and cash equivalents not allocated to Foreclosed Activities as described below.

         Foreclosed Activities assets include (1) the Trust's investments in real estate joint ventures comprised of the 53 percent interest in the H Street Assemblage and the 30.7 percent interest in the Plaza at Westminster (sold in June 1995) and (2) an allocated portion of the Trust's cash and cash equivalents considered sufficient for costs associated with the ongoing operation of the real estate joint ventures as well as costs and expenses associated with maintaining the Trust.

         The supplemental information on the accompanying consolidated statements of income and expenses reflects the specifically identifiable income and expenses of each activity and an allocation of the Trust's other expenses. Other expenses allocated to Investment Activities represent the incremental costs of managing the related assets. Other expenses allocated to Foreclosed Activities represent all such expenses not allocated to Investment Activities. The Trust accounts for the Investment Activities of real estate by including 100% of the assets, liabilities, revenues and expenses of each property and reflects the limited partners share of such items as a Minority Interest in Consolidated Partnerships on the balance sheet and income statement.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.       DEFERRED FINANCING COSTS

         Deferred financing costs are amortized over the term of the related loans using the level yield method.

C.       INVESTMENT SECURITIES

         Investment securities are classified as available for sale and carried at fair value, as determined by quoted market prices, with unrealized gains and losses reflected in the Statement of Shareholders' Equity. Realized gains and losses are determined on a specific identification basis. The basis of investment securities is adjusted for amortization of premiums and discounts using the level yield method.

D.       INVESTMENT IN REAL ESTATE

         In March 1995, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"), under which the Trust would be required to recognize impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Trust adopted FAS 121 in the fourth quarter effective January 1, 1995 with no effect on the accompanying financial statements.

E.       REVENUE RECOGNITION

         Interest income is accrued when earned. The accrual of interest is discontinued when the borrower acknowledges its inability to make payments or when payments become contractually delinquent ninety days or more, unless the loan is in the process of collection. Once a loan has been placed in a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the then current loan agreement. That portion of accrued interest income which the Trust considers to be unlikely of collection is reflected in the accompanying consolidated statements of income and expenses in the provision for losses on loans, notes and interest receivable. However, the Trust intends to pursue collection of all amounts contractually due from the borrowers.

F.       MORTGAGE LOANS RECEIVABLE

         Mortgage loans receivable in the accompanying consolidated balance sheets are presented at net carrying value, which represents the outstanding principal less unamortized purchased mortgage loan discounts plus any associated unamortized deferred loan costs. Unamortized purchased mortgage loan discounts and associated deferred loan costs are amortized over the term of the loan using the level yield method.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards Nos. 114 and 118 ("FAS 114/118"), "Accounting by Creditors for Impairment of a Loan". The adoption of FAS 114/118 by the Trust effective January 1, 1995 has not had any impact on the carrying value of the Trust's mortgage loans or financial statements as of December 31, 1995.


G.       MARKET VALUE ADJUSTMENT OF FINANCIAL INSTRUMENTS

         The Trust adopted in 1995 Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," which requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in FAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 1995, based upon (i) fixed rates on mortgage loans payable and receivable are comparable to rates currently offered in the market, (ii) the mortgage loan receivable in default at January 1, 1996 is recorded at fair value of the underlying collateral, (iii) the variable rates on the line of credit and bond payable and (iv) the relatively short maturity of the Trust's cash equivalents. The Trust has no other financial instruments.


H.       INCOME TAXES

         For the years ended December 31, 1995, 1994 and 1993, the Trust continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.

         As of December 31, 1995, Mortgage Loans Receivable, Investment in Real Estate and Investment in Real Estate Ventures has a basis of $4,757,794, $87,900,893 and $12,318,688, respectively, for income tax purposes. Additionally, investment in liquidating trust with a tax basis of $856,669 has not been accorded any value for financial reporting purposes.

         As of December 31, 1995, the Trust has a net operating loss carry-forward of approximately $11,500,000 which will expire in 2005, 2006 and 2008.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.       CASH EQUIVALENTS

         The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

J.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K.       RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported 1994 and 1993 consolidated financial statements in order to provide comparability with the 1995 consolidated financial statements. These reclassifications have not changed the 1994 or 1993 results.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  MORTGAGE LOANS RECEIVABLE

The Trust's mortgage loan portfolio at December 31, 1995 consists of the following mortgage loans:


Borrower/Property Pledged
  as Collateral/
  Interest Rate/                           Face           Carrying        Interest
  Maturity Date                           Amount           Amount        Receivable
Wateld Associates I                      $    55,566      $    38,803      $       509
  office condominium unit
  Interest Rate: 11% (a)
  Maturity Date: 06/01/97

Wateld Associates II                          95,422           75,189              875
  office condominium unit
  Interest Rate: 11% (b)
  Maturity Date: 06/01/98

Wateld Associates III                        417,235          330,564            2,938
  office condominium unit
  Interest Rate: 8.45% (c)
  Maturity Date: 03/20/15

RAW, Ltd.                                    366,323          293,459            3,470
  vacant land parcel
  Interest Rate: 11% (d)
  Maturity Date: 09/15/98

Karfad Associates                          5,849,266        4,695,079           52,988
  six contiguous parcels
    of land
  Interest Rate: 10.52% (e)
  Maturity Date: 11/01/98
                                         -----------      -----------      -----------
Total Investment in Mortgage Loans
Receivable                               $ 6,783,812      $ 5,433,094      $    60,780
                                         ===========      ===========      ===========

      (a) The loan has an interest rate of 11% with principal and interest payments due monthly over a thirty year amortization period and a balloon payment on June 1, 1997. The loan is collateralized by a Deed of Trust and Security Agreement secured by an office condominium unit located in Fairfax, Virginia. The loan is jointly and severally guaranteed by the individual general partners of the borrower, Wateld Associates. The loan allows for prepayment with no penalty at any time during the loan period. During 1995, the Trust received payments of principal and interest on the loan of $32,285 and $8,068, respectively.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  MORTGAGE LOANS RECEIVABLE (Continued)



     (b) The loan has an interest rate of 11% with principal and interest payments due monthly over a thirty year amortization period and a balloon payment on June 1, 1998. The loan is collateralized by a Deed of Trust and Security Agreement secured by an office condominium unit located in Fairfax, Virginia. The loan is jointly and severally guaranteed by the individual general partners of the borrower, Wateld Associates. The loan allows for prepayment with no penalty at any time during the loan period. During 1995, the Trust received payments of principal and interest on the loan of $2,605 and $10,654, respectively.

     (c) During the term of the loan, every April 1 interest shall be adjusted to accrue on the unpaid principal balance at a rate equal to the one year U.S. Treasury Securities rate plus 2%, rounded to the nearest 0.125%. A decrease or increase in such rate is limited to 2% over the prior annual interest rate.
                 The current interest rate for the loan as of December 31, 1995 is 8.45%. Principal and interest payments are due monthly over a thirty year amortization period. The loan is collateralized by a Deed of Trust and Security Agreement secured by an office condominium development located in Fairfax County, Virginia. The loan is jointly and severally guaranteed by two of the general partners of the borrower, Wateld Associates. The loan allows for prepayment with no penalty at any time during the loan period. During 1995, the Trust received payments of principal and interest on the loan of $8,927 and $33,242, respectively.

     (d) The loan requires payment of interest only at an initial rate of 10% through September 15, 1995, and increases to 11%, 11.5% and 12% in years three, four and five, respectively. The borrower had the right to prepay the loan without penalty in increments of $10,000 on a quarterly basis. The loan is jointly and severally guaranteed by the partners of RAW, Ltd. The loan is collateralized by a Deed of Trust secured by a vacant land parcel located in Falls Church, Virginia. During 1995, the Trust received payments of interest of $37,915.

     (e) From November 1, 1993 through October 31, 1995 the interest rate on the loan was prime plus 1.25%, or 9.5%. Effective November 1, 1995 through October 31, 1998 the interest rate was adjusted to the greater of 9.5% or 4.9% over the three-year U.S. Treasury Securities rate at November 1, 1995. The interest rate for the loan as of December 31, 1995 is 10.52%. The loan currently requires payment of interest only; however, the loan will begin amortizing over a 25 year period beginning November 1, 1996. The loan is collateralized by a Deed of Trust secured by six contiguous parcels of land located in Fairfax County, Virginia. The loan is jointly and severally guaranteed by the individual general partners of the borrower, Karfad Associates. Prepayment of principal is permitted without premium or penalty provided that principal payments are paid quarterly in minimum increments of $100,000. During 1995, the Trust received payments of interest on the loan of $568,370.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  MORTGAGE LOANS RECEIVABLE (Continued)


    (e)
(continued)      Karfad Associates failed to make the required interest payment due on January 1, 1996. The Trust has provided proper notice to the Borrower and all grace and cure periods regarding the loan have subsequently lapsed. In an effort to assert its rights and protect its interest, the Trust declared the loan in default on January 30, 1996. The repayment of the principal balance has been accelerated and the Trust has initiated foreclosure proceedings. Management expects to fully recover all monetary obligations due under the loan from either repayment by the Borrower and/or its guarantors or a sale of the underlying collateral.

                                                   1995                 1994                1993
    Reconciliation of Net
      Investment in Mortgage
      Loans Receivable:

      Balance at Beginning
        of Year                                    $ 5,136,229         $ 4,891,462          $     ---

        Additions During Year:
          New Mortgage Loans                             ---                 ---              6,871,278
          Deferred Loan Costs                            ---                 4,771              151,934
          Discount on Mortgage
            Loans Receivable                             ---                 ---             (2,182,550)
          Amortization of Dis-
            count on Mortgage
            Loans Receivable                           372,129             307,920               65,914
                                                   -----------         -----------          -----------
                                                       372,129             312,691            4,906,576
                                                   -----------         -----------          -----------
        Deductions During Year:
          Principal Collections
            on Mortgage Loans                          (43,817)            (36,742)              (6,907)
          Amortization of De-
            ferred Loan Costs                          (31,447)            (31,182)              (8,207)
                                                   -----------         -----------          -----------
                                                       (75,264)            (67,924)             (15,114)
                                                   -----------         -----------          -----------
      Balance at End of Year                       $ 5,433,094         $ 5,136,229          $ 4,891,462
                                                   ===========         ===========          ===========

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       MORTGAGE LOANS AND BOND PAYABLE

         The properties of the Trust as described below are subject to mortgage loans and bond payable at December 31, 1995 and 1994 as follows:

                               Mortgage        Mortgage
                              Loans and       Loans and                                                        Cash Basis
                            Bond Payable     Bond Payable     Annual      Final                   Estimated     Interest
Property Pledged               Balance       Balance as      Interest    Maturity    Periodic      Balloon      Paid in
as Collateral                   as of             of           Rate        Date      Payment       Payment        1995
                               12/31/95        12/31/94
FIRST MORTGAGES:

Milwaukee Indust-              $ 3,799,835    $  3,900,695       8%      10/01/98    $ 33,458     $3,511,074     $334,088
rial Portfolio,
Metropolitan
Milwaukee,
Wisconsin

Elmhurst Metro                   3,954,132       4,000,000    8.83%      01/01/00    $ 33,103      3,730,074      350,628
Court, Elmhurst,
Illinois

Colonial Courts                  5,500,000       5,500,000     (a)       12/01/24       (a)        5,500,000      227,299
of Westland Apts.,
Columbus, Ohio (a)

Willowbrook Industrial           2,629,974         ---         8.5%      07/01/02     $22,050      2,281,280      121,658
Court,
Willowbrook, Illinois

Northlake Tower Shopping        10,350,000         ---         8.5%      08/01/05     $73,313     10,350,000      376,338
Center, Atlanta, Georgia

Bluegrass Corporate              2,688,240         ---           8%      04/25/01     $22,641      2,320,254       57,711
Center, Jefferson County,
Kentucky

FIRST MORTGAGE LINE OF
CREDIT:

Collateralized by the           20,100,000          ---        (b)       12/14/97       (b)       20,100,000      ---
Trust's various property
interests (b)
                               -----------     -----------
                               $49,022,181     $13,400,695
                               -----------     -----------

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       MORTGAGE LOANS AND BOND PAYABLE (CONTINUED)



     The principal balance of the Trust's mortgage loans and bond are scheduled to be repaid as follows:


                            1996      $   252,688
                            1997       20,374,341
                            1998        3,768,320
                            1999          194,883
                            2000        3,865,146
                      Thereafter       20,566,803
                                      -----------

                           Total      $49,022,181
                                      -----------




     (a) On December 14, 1994, the Trust's subsidiary which acquired title to the Colonial Courts property, completed a $5,500,000 tax-exempt bond financing in connection with the Colonial Courts property. The bond is collateralized by a $5,624,315 letter of credit as a draw against the Trust's line of credit (see Note 3(b) below, for further details). The Trust is required to pay a fee of 1% annually of the face amount of the letter of credit. Pursuant to the bond financing, the Trust was required to deposit approximately $388,000 into a restricted cash account held by the bond holder for future renovations to the property. Subsequent to December 31, 1995, all property renovations were completed and the $388,000 was released to the Trust. The bond has a thirty year term and requires monthly payments of interest only based upon the weekly low floater tax-exempt bond rate. The weekly low floater bond rate as of December 31, 1995 equaled 5.3%.

     (b) On December 13, 1994, the Trust executed a Mortgage Loan Commitment (the "Original Line") with a Bank in the amount of $15,000,000. The Original Line was a revolving line of credit with an initial term of two years. The Original Line also provided for a one year extension subsequent to the initial two year term with a balloon payment of principal required upon maturity, December 14, 1997. During the initial term and any extension, the Trust was required to pay interest only at the rate of LIBOR plus 2.25% or Prime plus .25% at the election of the Trust. The Trust paid the Bank a one-time non-refundable commitment fee of $75,000 or one half of one percent of the $15,000,000 Original Line upon its closing. A letter of credit fee of one percent of the amount of the then outstanding Letter of Credit balance was required to be paid quarterly. Mortgages on certain of the Trust's properties and its mortgage loans receivable served as collateral for the Original Line. No amounts were outstanding under the Original Line as of December 31, 1994.

                 On December 15, 1995, the Trust modified its Original Line (the "Modified Line") with the Bank. Under the Modified Line the Trust may borrow up to $30,000,000. In addition, the availability of the line was extended from December 14, 1996 to December 14, 1997. The Trust provided the Bank additional collateral consisting of mortgages on certain properties as well as pledges of the Trust's subsidiaries stock or partnership interest in the entities owning said properties. The Trust also paid a loan fee upon execution of the Modified Line in the amount of $75,000, or .5% of the increase in the Original Line. All other terms, as provided for under the Original Line, remain unchanged. In addition, the Trust is required to pay the Bank an unused facility fee of.5% per annum multiplied by the average portion

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   MORTGAGE LOANS AND BOND PAYABLE (CONTINUED)

     (b) (continued)

                 of the Modified Line that is undrawn from time-to-time.
                 As of December 31, 1995, the Trust had utilized approximately $25,725,000 of the $30,000,000 available under the Modified Line. Of the $25,725,000, approximately $5,625,000 has been utilized in conjunction with the Bank's issuance of a letter of credit which serves as collateral for the Trust's tax-exempt bond financing in the amount of $5,500,000 (see above). The remaining $20,100,000 has been utilized by the Trust for its acquisitions of properties. Draws under the Modified Line require monthly payment of interest only until maturity and currently bear interest at a blend of thirty, sixty and one hundred and twenty-day LIBOR rates plus 2.25% or approximately 7.5% to 8.5% per annum.



4.       GROUND LEASE

         On July 28, 1995, BSRT/M&J Northlake Limited Partnership, a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd., acquired a leasehold interest in a shopping center in Atlanta, Georgia pursuant to a ground lease with a remaining term of sixty-two years. The ground lease requires annual lease payments of $600,000 or $50,000 per month through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000,000 from the operations of the Northlake Property. The ground lease also requires that the Trust pay property operating expenses, including real estate taxes.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       INVESTMENT IN REAL ESTATE

As of December 31, 1995, the Trust's investment in real estate consisted of the following:


                                        Initial                   Cost Capitalized
Property & Location/                     Cost to                    Subsequent to
Date of Construction/                   the Trust                    Acquisition
Date Acquired/                                 Buildings &                  Buildings &
Method of Depreciation             Land       Improvements       Land       Improvements
Milwaukee Industrial             $   532,800    $ 5,242,243    $    ---      $   485,502
Portfolio
Milwaukee, WI (c)
1973-1980
4/30/93

Colonial Courts of                   697,034      2,947,186         ---        1,699,780
Westland Apartments,
Columbus, OH (c) 1963
6/17/93

Hallmark Village Apartments          448,000      5,625,670         ---          470,606
Clarksville, IN (c)
1972
9/28/93

Elmhurst Metro Court               1,615,360      3,604,358         ---          216,323
Elmhurst, IL (c)
1982
11/30/93

Colonial Penn Office               1,189,300      7,366,210         ---            ---
Building, Tampa Bay, FL (c)
1984
3/22/94

Florida Power & Light Office       1,700,000      8,366,922         ---           78,277
Building, Sarasota, FL (c)
1991
3/22/94

Willowbrook Industrial Court         962,500      2,961,039         ---           89,403
Willowbrook, IL (c)(d)
1979
6/16/95

Northlake Tower Shopping               ---       17,143,993         ---            3,021
Center, Atlanta, GA (c)(e)
1983-1984
7/28/95

Bluegrass Corporate Center           900,000      4,167,185         ---            1,809
Louisville, KY (c)(f)
1976-1980
9/26/95

Lexington Business Center          1,330,000      5,750,243         ---            ---
Lexington, KY (c)(f)
1985
12/05/95

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       INVESTMENT IN REAL ESTATE (CONTINUED)

                                        Initial                   Cost Capitalized
Property & Location/                     Cost to                    Subsequent to
Date of Construction/                   the Trust                    Acquisition
Date Acquired/                                 Buildings &                  Buildings &
Method of Depreciation             Land       Improvements       Land       Improvements

Newtown Distribution Center          355,000      3,231,360         ---            ---
Lexington, KY (c)(f)
1981-1982
12/05/95

Woodcrest Office Park
Tallahassee, FL (c)(f)
1967-1989
12/19/95                           3,080,000      7,936,824         ---            2,117
                                 -----------    -----------    ----------    -----------
                                 $12,809,994    $74,343,233    $    ---      $ 3,046,838
                                 ===========    ===========    ==========    ===========

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       INVESTMENT IN REAL ESTATE (CONTINUED)

                                      Gross Amount at which Carried
Property & Location/                    at December 31, 1995 (a)(b)
Date of Construction/
Date Acquired/                                 Buildings &                  Accumulated
Method of Depreciation             Land       Improvements       Total      Depreciation
Milwaukee Industrial             $   532,800    $ 5,727,745  $  6,260,545    $   441,300
Portfolio
Milwaukee, WI (c)
1973-1980
4/30/93

Colonial Courts of                   697,034      4,646,966     5,344,000        308,793
Westland Apartments,
Columbus, OH (c) 1963
6/17/93

Hallmark Village Apartments          448,000      6,096,276     6,544,276        387,929
Clarksville, IN (c)
1972
9/28/93

Elmhurst Metro Court               1,615,360      3,820,681     5,436,041        211,152
Elmhurst, IL (c)
1982
11/30/93

Colonial Penn Office               1,189,300      7,366,210     8,555,510        327,317
Building, Tampa Bay, FL (c)
1984
3/22/94

Florida Power & Light Office       1,700,000      8,445,199    10,145,199        377,149
Building, Sarasota, FL (c)
1991
3/22/94

Willowbrook Industrial Court         962,500      3,050,442     4,012,942         46,173
Willowbrook, IL (c)(d)
1979
6/16/95

Northlake Tower Shopping               ---       17,147,014    17,147,014        183,184
Center, Atlanta, GA (c)(e)
1983-1984
7/28/95

Bluegrass Corporate Center           900,000      4,168,994     5,068,994         27,765
Louisville, KY (c)(f)
1976-1980
9/26/95

Lexington Business Center          1,330,000      5,750,243     7,080,243         11,976
Lexington, KY (c)(f)
1985
12/05/95

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       INVESTMENT IN REAL ESTATE (CONTINUED)



                                      Gross Amount at which Carried
Property & Location/                    at December 31, 1995 (a)(b)
Date of Construction/
Date Acquired/                                 Buildings &                  Accumulated
Method of Depreciation             Land       Improvements       Total      Depreciation
Newtown Distribution Center          355,000      3,231,360     3,586,360          6,730
Lexington, KY (c)(f)
1981-1982
12/05/95

Woodcrest Office Park
Tallahassee, FL (c)(g)
1967-1989
12/19/95                           3,080,000      7,938,941    11,018,941          7,627
                                 -----------    -----------  ------------    -----------
                                 $12,809,994    $77,390,071  $ 90,200,065    $ 2,337,095
                                 ===========    ===========  ============    ===========


     (a) The aggregate cost of the above real estate at December 31, 1995 for Federal income tax purposes is $90,200,065. For further details regarding encumbrances on the Trust's properties see Note 3, Mortgage Loans and Bond Payable.

     (b)  Reconciliation of real estate owned:

                                                        1995               1994                1993
                   Balance at Beginning
                     of Year                        $41,198,302          $21,954,819        $     ---

                   Acquisitions During
                     Year                            47,818,144           18,650,295         20,738,967


                   Sale of Property
                                                          ---                (54,179)             ---

                   Additions During
                   Year                               1,183,619              647,367          1,215,852
                                                    -----------          -----------        -----------
                   Balance at End of
                   Year                             $90,200,065          $41,198,302        $21,954,819
                                                    ===========          ===========        ===========


     (c) Depreciation expense is computed using the straight line method. Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.

                  Reconciliation of Accumulated Depreciation:

                                                      1995             1994            1993
                   Beginning of Year                 $1,036,890       $  185,348        $   ---
                   Depreciation Expense               1,300,205          853,063          185,348
                   Sale of Property                       ---             (1,521)           ---
                                                     ----------       ----------        ---------
                   Balance at End of Year            $2,337,095       $1,036,890        $ 185,348
                                                     ==========       ==========        =========

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       INVESTMENT IN REAL ESTATE (CONTINUED)

     (d) On June 16, 1995, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner, and Morgan Realty Partners ("Morgan"), acquired the Willowbrook Industrial Court property (the "Willowbrook Property"). The Trust and Morgan contributed additional capital of approximately $1,030,000 and $370,000 to BMMLP for their 85% and 15% ownership interest in BMMLP, respectively, which included $200,000 in reserves held by BMMLP for property improvements and lease-up.

          The terms of the BMMLP partnership agreement, as originally established at the time of the acquisitions of the Milwaukee Industrial and the Elmhurst Metro Court properties, were amended effective July 1, 1995 as a result of the Willowbrook Property acquisition by BMMLP. Pursuant to the amended BMMLP partnership agreement, any excess cash flow from operations, after each of the Trust and Morgan receives its 12% and 11% preferred return, respectively, on contributed equity, will be allocated 85% to the Trust and 15% to Morgan. The amendment was adopted as a result of the increase in additional equity contributed by Morgan of $370,000. The BMMLP ownership percentage changes which occurred upon acquisition of the Willowbrook Property, as mentioned above, became effective July 1, 1995 for financial reporting purposes.

     (e) On July 28, 1995, BSRT/M&J Northlake Limited Partnership ("BMJNLP"), a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd. ("Wilkow"), acquired a leasehold interest in a shopping center known as the Northlake Tower Shopping Center ("Northlake Property"). The Trust is to contribute in total $6,000,000 to BMJNLP for an approximate 80% interest, while Wilkow is to contribute in total approximately $1,500,000 for the remaining 20% interest which included approximately $550,000 in reserves held by BMJNLP for property improvements, lease-up and other closing prorations.

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

     (f) A subsidiary of the Trust acquired a 100% ownership interest in the property.

     (g) On December 19, 1995, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a joint venture between a subsidiary of the Trust, which is a general partner, and Mr. Daniel Smith ("Smith") acquired the Woodcrest Office Park (the "Woodcrest Property"). The Trust contributed approximately $3,750,000 in equity to the partnership for its 85% interest, while Mr. Smith contributed $250,000 for his 15% interest.

          Pursuant to the terms of the BWOPLP partnership agreement, cash flow from operations will be first distributed to the Trust in an amount equal to a cumulative preferred return of 12% compounded annually on its total capital contribution and then Mr. Smith is entitled to a cumulative compounded 12% preferred return on his capital contribution. Any excess cash proceeds from the property's operation after payment of the required preferred returns is then distributed 85% to the Trust and 15% to Mr. Smith in accordance with the partners' ownership interests in the partnership. Upon the sale or refinancing of the property, cash proceeds shall be distributed as follows: a) repayment of debt and any expenses associated with the sale or refinancing of the property; b) to the Trust for any unpaid cumulative

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.        INVESTMENT IN REAL ESTATE (CONTINUED)

     (g) (Continued)

          preferred return; c) repayment of the Trust's total equity contribution to the partnership; d) to the Trust in the amount that cumulative distributions of cash flow from operations of the property are less than the equivalent of a 15% per annum return on its contributed equity on a non-compounded basis; e) to Mr. Smith for any unpaid cumulative preferred return; f) repayment of Mr. Smith's total net equity contribution; and g) any remaining proceeds are to be distributed pro-rata, 85% to the Trust and 15% to Mr. Smith.



6.       PRO FORMA INFORMATION

         The following unaudited pro forma summary presents the results of operations of the Trust as if the 1995 and 1994 property acquisitions had occurred at the beginning of 1994, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Trust acquired the properties on January 1, 1994.

                                        Year Ended December 31,
                                              (Unaudited)

                                       1995                1994
Revenues                            $21,529,656         $20,331,275

Net Income                          $ 4,690,738         $ 1,942,800

Earnings Per Share
  of Beneficial
  Interest                          $      0.45         $      0.19




7.       INVESTMENT IN JOINT VENTURES

         H STREET ASSEMBLAGE

         On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). This property consists of 17,000 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development. On June 5, 1992, the Trust and BSLFII formed a joint venture (the "Venture") to pursue its development rights. The Trust has a 53% interest in the Venture while BSLFII has the remaining 47%. The Trust's carrying value for the Venture at December 31, 1995 was $8,895,678.

         In April 1993, the Venture terminated a Modified Option effective May 1, 1993. In conjunction with the termination, the

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       INVESTMENT IN JOINT VENTURES (CONTINUED)

option parcel owner is required to pay monthly rent of $12,002 for the use of a portion of the H Street Assemblage property. The Venture recorded a write off of a $2,300,000 non-refundable deposit on the option parcels on the termination date, of which the Trust's share, $1,219,000, is included in the Loss from Operations of Real Estate Ventures in the Trust's 1993 Statement of Income and Expenses.

         The Venture has completed and obtained the zoning, entitlement and historic preservation for the development of an approximately 330,000 square foot commercial building on the H Street Assemblage. In December 1994, the Venture determined that it would be in its best interest to initiate marketing efforts to sell the property rather than assume the risk associated with the development of the property, thereby necessitating a $5,500,000 valuation allowance. The Trust's share, $2,915,000, is included in the loss from operations of real estate ventures in the Trust's 1994 Statement of Income and Expenses.

         Summary financial information (unaudited) for the H Street Assemblage as of December 31, 1995, 1994 and 1993 is as follows:


                                             1995                 1994                   1993
    Investment
      Property Net                        $16,039,027          $16,096,527            $21,654,026
    Other Assets                              255,923               23,014                 19,251
    Other Liabilities                        (276,780)            (206,131)              (223,896)
    Venture Partners'
      Equity                               (7,122,492)          (7,093,058)            (9,694,964)
                                          -----------          -----------            -----------
      Trust's Equity                      $ 8,895,678          $ 8,820,352            $11,754,417
                                          ===========          ===========            ===========
    Total Revenues                        $   469,337          $   406,315            $   373,496
                                          ===========          ===========            ===========
    Net Income (Loss)                     $    71,252          $(6,009,317)           $(3,413,522)
                                          ===========          ===========            ===========

         PLAZA AT WESTMINSTER

         On August 7, 1991, THSP Limited Partnership II ("THSP") (formerly known as Banyan Mortgage Investors L.P. III, a former affiliate), received a deed to the property known as the Plaza at Westminster pursuant to a foreclosure sale. The Trust owned a 30.7% participation interest in the Westminster property. On June 22, 1995, the Westminster property was sold to an unaffiliated third party for $7,525,000 which resulted in a net gain of approximately $1,333,000 after prorations for closing costs of approximately $300,000. The Trust's share of the cash proceeds was approximately $2,218,000 which resulted in the Trust's share of the net gain of approximately $409,000. The Trust's share of income generated from the operations of Westminster for the years ended December 31, 1995, 1994 and 1993 was $24,950 (prior to sale), $190,577 and $195,785, respectively.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       INVESTMENT SECURITIES

         At December 31, 1994, the Trust held an investment security issued by the Federal Farm Credit Bank which was acquired on December 1, 1994 and matured on April 3, 1995. The security had a face amount of $1,020,000, an interest rate of 4.43% and an amortized cost and estimated fair value at December 31, 1994 of $1,017,236. The Trust did not hold any investment securities at December 31, 1995.

9.       DUE FROM AFFILIATES

         The Trust has entered into a partnership agreement with BSLFII regarding the ownership and operation of the H Street Assemblage (the "H Street Venture"). See Note 7, Investment in Joint Ventures, for further details. Under the terms of this agreement, the Trust has the right, but is not obligated, to advance expenditures on behalf of BSLFII. During 1994 and 1993, the Trust advanced to the H Street Venture all funds expended on the H Street Assemblage, including BSLFII's portion. As provided in the H Street partnership agreement, all advances made by the Trust for BSLFII's share of the H Street Venture's expenses bore interest at a rate of prime plus 2% per annum until repaid. As of December 31, 1994, the Trust's total receivable from BSLFII was approximately $730,000. On March 24, 1995, BSLFII repaid the December 31, 1994 outstanding balance. As of December 31, 1995, the H Street advances, and all interest thereon, made by the Trust have been repaid in full by BSLFII.

10.      TRANSACTIONS WITH AFFILIATES

         Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. The Trust's allocable share of costs for the years ended December 31, 1995, 1994 and 1993 aggregated $1,443,434, $1,185,409 and $783,922, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. At December 31, 1995 and 1994, the Trust had a net payable due to BMC of $176,527 and $253,250, respectively. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

         The Trust's allocated costs related to Investment Activities and Foreclosed Activities for the year ended December 31, 1995 were $1,119,311 and $324,123, respectively. The Trust's allocated costs related to Investment Activities and Foreclosed Activities for the year ended December 31, 1994 were $890,809 and $294,600, respectively. The Trust's allocated costs related to Investment Activities and Foreclosed Activities for the year ended December 31, 1993 were $597,904 and $186,018, respectively.

         During 1994, the Trust sold an investment security to affiliates in the aggregate amount of $1,372,373 which approximated market value at the date of sale.

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.      DIVIDENDS PAID AND PAYABLE

         It has been the Trust's policy to distribute to its shareholders an amount equal to at least 95% of taxable income. A portion of the dividends paid during the subsequent year may be allocable to taxable income earned in the prior year. Of the $4,190,252 of 1995 distribution paid, $1,221,232 represents ordinary income and $2,969,020 represents a return of capital. Of the $4,188,441 of 1994 distribution paid, $1,773,545 represents ordinary income and $2,414,896 represents a return of capital.

         On January 5, 1996, the Trust declared a cash dividend for the fourth quarter ended December 31, 1995, of $0.10 per share payable February 20, 1996 to shareholders of record on January 15, 1996.


12.      MINIMUM RENTALS UNDER OPERATING LEASES

         The Trust receives rental income from the rental of retail, commercial and industrial space under operating leases. The following is minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's industrial, commercial and retail projects held at December 31, 1995:

    1996                         $13,847,076
    1997                          11,871,677
    1998                           9,720,655
    1999                           8,102,929
    2000                           4,872,116
    Thereafter                    22,672,720
                                 ------------
                                 $71,087,173
                                 ============


         Approximately 14% of total income from property operating activities represents rental income earned relating to one tenant.

         The Trust is subject to the usual business risks regarding the collection of the above-mentioned rentals.


13. RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES

         The Trust has received cash of $562,337, $347,557 and $57,072 during 1995, 1994 and 1993, respectively, related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Trust. The Trust has recorded $164,958, $57,226 and $57,072, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The remainder of $687,710 was recorded as a liability to the Class Action Settlement

                         BANYAN STRATEGIC REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE AND CLASS ACTION SETTLEMENT COSTS AND EXPENSES (CONTINUED)


Fund representing the Trust's share of amounts due under the terms of the previously settled VMS securities litigation. Of this amount, $7,652 is recorded in Other Liabilities at December 31, 1995, representing the total estimated amount remaining due to the Class Action Settlement Fund per the terms of the settlement.

         On January 25, 1994, the Trust received net proceeds of $134,986 as a recovery of payments previously made into an escrow established as part of the 1992 Class Action Settlement of the VMS securities litigation. The escrow was established to provide trustees of the Trust with monies to fund the cost of any litigation in which they might be named as defendants following settlement of the class action. Subsequently, the trustees released the proceeds from the escrow and the Trust purchased an insurance policy to cover the officers and trustees.


14.      AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

         Pursuant to the amended employment agreement of the Trust's president, Leonard G. Levine, all incentive amounts earned subsequent to January 1, 1993 are to be paid 80% in cash in the year following the period for which the incentive is earned and 20% in shares of beneficial interest ("Award Shares") of the Trust. In 1996, Mr. Levine will be paid $66,985 representing 80% of his 1995 incentive in cash and 1,833 Award Shares valued at $4.20 per share or $7,700 representing 20% in Award Shares of the Trust. Effective July 5, 1995, the Trust issued 6,036 Award Shares to Mr. Levine, representing 20% of Mr. Levine's 1994 incentive compensation earned on the performance of the Investment Activities. The 6,036 Award Shares are valued at $4.125 per share or $24,899. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares are held by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or
(iii) the permanent disability or death of Mr. Levine. The Award Shares' price of $4.20 and $4.125 was based upon the average closing price of the Trust's shares for the five business days ended prior to December 31, 1995 and 1994, respectively. The 1994 Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding. All Award Shares shall be forfeited by Mr. Levine if he fails to be employed by the Trust on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. With respect to the Award Shares, Mr. Levine is entitled to receive any cash distributions of the Trust with respect to his share of beneficial interest between the date earned (March
15) and the date that any Award Shares are sold or forfeited by Mr. Levine.