Form 10-Q/A
period 1995-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1996-05-02
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                              Form 10-Q/A-Number 1


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





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Financial Statements and Pro Forma Financial Information:
            (i) Northlake Festival Shopping center (see attached)

      (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BANYAN STRATEGIC REALTY TRUST
                                                              Registrant

Date:  May 1, 1996

                                                By:   /s/ Joel L. Teglia
                                                Joel L. Teglia, Vice President
                                                and Chief Financial and
                                                Accounting Officer