Form 10-Q
period 1996-03-31
BANYAN STRATEGIC REALTY TRUST
filed 1996-05-20
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


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


Shares of beneficial interest outstanding as of May 10, 1996:  10,477,138

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BANYAN STRATEGIC REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)



ASSETS                              1996           1995

Cash and Cash Equivalents        $ 4,029,040   $  5,500,215
Interest Receivable on
  Investments                         47,880         70,352
Interest Receivable on
  Mortgage Loans                     206,898         60,780
Accounts Receivable                  822,328        528,029
Investment Securities                829,944          ---
                                ------------   ------------
                                   5,936,090      6,159,376
                                ------------   ------------

Mortgage Loans Receivable (Net
  of Unamortized Discount of
  $1,436,587)                      5,376,837      5,433,094

Investment in Real Estate, at
  cost:
  Land                            12,809,994     12,809,994
  Building                        74,373,131     74,343,233
  Building Improvements            3,411,571      3,046,838
                                ------------   ------------
                                  90,594,696     90,200,065
  Less: Accumulated
  Depreciation                   (2,881,387)    (2,337,095)
                                ------------   ------------
                                  87,713,309     87,862,970
                                ------------   ------------

Investment in Real Estate
  Venture                          9,001,261      8,895,678
Deferred Financing Costs (Net of
  Accumulated Amortization of
  $299,949 and $224,020,
  respectively)                    1,284,059      1,188,174
Other Assets                       1,217,445      1,225,480
                                ------------   ------------
Total Assets                    $110,529,001   $110,764,772
                                ============   ============

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Liabilities
Accounts Payable and Accrued
  Expenses                       $ 1,348,103     $1,339,056
Accrued Real Estate Taxes            978,094        703,919
Mortgage Loans Payable            43,460,943     43,522,181
Bond Payable                       5,500,000      5,500,000
Accrued Interest Payable             103,347         93,325
Unearned Revenue                      42,576         94,002
Security Deposit Liabilities         430,252        439,135
Other Liability                        7,652          7,652
                                ------------   ------------
Total Liabilities                 51,870,967     51,699,270
                                ------------   ------------
Minority Interest in
  Consolidated Partnerships        2,205,863      2,190,098
Shareholders' Equity
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 11,999,787
  Shares Issued                  106,687,212    106,687,212
Accumulated Deficit              (42,869,092)   (42,445,859)
Treasury Shares at Cost,
  1,522,649 Shares                (7,365,949)    (7,365,949)
                                ------------   ------------
Total Shareholders' Equity        56,452,171     56,875,404
                                ------------   ------------

Total Liabilities and Share-
  holders' Equity               $110,529,001   $110,764,772
                                ============   ============

Book Value Per Share of Bene-
  ficial Interest (10,477,138
  Shares Outstanding)           $       5.39   $       5.43
                                ============   ============




The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



INCOME                                    1996         1995

Income From Property Operating
  Activities:
  Industrial                          $ 1,436,814  $   586,397
  Residential                             862,708      790,223
  Commercial                            1,539,576      686,128
  Retail                                1,121,608        ---
                                      -----------  -----------
  Total Income From Property
    Operating Activities                4,960,706    2,062,748
                                      -----------  -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans            178,496      246,820
  Income on Investments                    37,451      199,907
                                      -----------  -----------
  Total Income From Lending
    and Investing Activities              215,947      446,727
                                      -----------  -----------
Total Income                            5,176,653    2,509,475
                                      -----------  -----------
EXPENSES
Expenses from Property Operating
  Activities:
  Operating Property Expenses             223,259       98,446
  Repairs and Maintenance                 497,017      170,659
  Real Estate Taxes                       459,586      211,983
  Interest Expense                        949,889      230,082
  Ground Lease Expense                    150,000        ---
  Property Management Fees                164,655       92,369
  Payroll Expense                         206,836      107,601
  Utilities Expense                       379,690      166,208
  Depreciation and
    Amortization                          558,777      251,359
                                      -----------  -----------
  Total Expenses From Property
    Operating Activities                3,589,709    1,328,707
                                      -----------  -----------
Other Expenses:
  Shareholder Expenses                     33,442       43,548
  Trustees' Fees, Expenses
    and Insurance                          80,154      109,569
  Other Professional Fees                  76,419       58,523
  General and Administrative              507,233      414,663
  Amortization of Deferred Loan
    Fees and Financing Costs              122,795       55,801
  Recovery of Losses on Loans,
    Notes and Interest Receivable           ---       (155,834)
                                      -----------  -----------
  Total Other Expenses                    820,043      526,270
                                      -----------  -----------
Total Expenses                          4,409,752    1,854,977
                                      -----------  -----------
Income Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                         766,901      654,498

Minority Interest in
  Consolidated Partnerships              (102,553)     (16,942)

Income (Loss) from Operations of
  Real Estate Ventures                    (38,307)      26,623
                                      -----------  -----------

Net Income                            $   626,041  $   664,179
                                      ===========  ===========
Earnings Per Share of
  Beneficial Interest (10,477,138
  and 10,471,102 Weighted Average
  Shares Outstanding, respectively)   $      0.06  $      0.06
                                      ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)



                             Shares of
                        Beneficial Interest         Accumulated       Treasury
                      Shares          Amount           Deficit        Shares          Total

Shareholders'
Equity,
December 31,
1995                11,999,787     $106,687,212     $(42,445,859)   $(7,365,949)   $56,875,404

Net Income               ---              ---            626,041          ---          626,041


Dividends
Paid                     ---              ---         (1,049,274)         ---       (1,049,274)
                   -----------     ------------     ------------    -----------    -----------
Shareholders'
Equity,
March 31,
1996                11,999,787     $106,687,212     $(42,869,092)   $(7,365,949)   $56,452,171
                   ===========     ============     ============    ===========   ===========









The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)
                                         1996         1995

 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME                           $ 626,041   $    664,179
 Adjustments to Reconcile Net
   Income to Net Cash
   Provided By Operating
   Activities:
   Amortization of Premium
     (Discount) on Investment
     Securities                          (1,416)         3,241
   Recovery of Losses on Loans,
     Notes and Interest Receivable         ---        (155,834)
   Depreciation and Amortization        681,572        307,160
   Amortization of Discount on
     Mortgage Loans Receivable             ---         (86,620)
   Net Loss (Income) From
     Operation of Real Estate
     Ventures                            38,307        (26,623)
   Minority Interest Participation
     in Consolidated Partnerships       102,553         16,942
   Incentive Compensation Expense        10,000           ---
 Net Change In:

   Interest Receivable on Mortgage
     Loans and Investments             (123,646)       (40,863)
   Accounts Receivable                 (294,299)         4,785
   Other Assets                          (6,450)      (185,988)
   Accounts Payable and Accrued
     Expenses                           225,980       (145,837)
   Accrued Interest Payable              10,022        (26,005)
   Accrued Real Estate Tax Payable      274,175        (22,499)
   Unearned Revenue                     (47,862)        (7,877)
   Security Deposit Liability            (8,883)        11,543
                                     -----------   -----------

 Net Cash Provided By
   Operating Activities               1,486,094        309,704
                                     -----------   -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Acquisition of Real Estate
     Assets                             (29,898)         ---
   (Investment In) Distribution
     From Real Estate Ventures,
     Net                               (143,890)        39,066
   Additions to Investment in
     Real Estate                       (364,733)       (83,027)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                            (230,497)         ---
   Other Liability                          ---        395,838
   Recovery of Losses on Loans,
     Notes and Interest Receivable          ---        155,834
   Purchase of Investment
     Securities                        (839,680)    (1,493,360)

   Principal Payments on
     Investment Securities               11,152            ---

   Principal Collections on
     Mortgage Loans Receivable            9,391         10,883

   Due from Affiliates                     ---         730,229
                                     -----------   -----------

 Net Cash Used In Investing
   Activities                        (1,588,155)      (244,537)
                                     -----------   -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Minority Interest Share of
     Real Estate Investments            (86,788)       (14,826)
   Deferred Financing Costs            (171,814)       (57,471)
   Principal Payments on Mortgage
     Loans Payable                      (61,238)       (41,203)
   Dividends Paid to Shareholders    (1,049,274)    (1,047,110)
                                    -----------    -----------

   Net Cash Used In Financing
     Activities                      (1,369,114)    (1,160,610)
                                     -----------   -----------

   Net Decrease In Cash
     and Cash Equivalents            (1,471,175)    (1,095,443)

   Cash and Cash Equivalents at
     Beginning of Period              5,500,215     14,769,170
                                     -----------   -----------

   Cash and Cash Equivalents at
     End of Period                   $ 4,029,040   $13,673,727
                                                   ===========
                                     ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                         BANYAN STRATEGIC REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



      Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1995 which are included in the Trust's 1995 Annual Report and Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Ventures are accounted for on the equity method.

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995. These adjustments made to the financial statements, as presented, are all of a normal recurring nature to the Trust. Net income for the three months ended March 31, 1995 has been reduced by $20,216 from amounts originally reported to reflect adjusted allocation of administration costs from Banyan Management Corp. This allocation adjustment had no effect on net income for the year ended December 31, 1995. No other allocation adjustments have been made to the 1995 operating results.

2.    MORTGAGE LOANS PAYABLE

      On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan in the amount of $6,200,000 bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 upon maturity. The loan proceeds were utilized to pay down the Trust's Revolving Line of Credit with American National Bank in the amount of $6,200,000. As of March 31, 1996, the Trust has utilized approximately $19,525,000 of its $30,000,000 Revolving Line of Credit.






3.    INVESTMENT SECURITIES

      The Trust's investment securities portfolio at March 31, 1996 was as follows:
                                            Amortized
                                             Cost and
                                            Estimated
                                          Fair Value at
Name of Issuer and Title      Principal      March 31,
of Each Issue                   Amount         1996

Federal National Mortgage      $ 700,000     $ 700,916
Association, 5.97%,
 02/12/96-05/16/96 (a)
Federal National Mortgage        128,528       129,028
Association, 6.65%
 02/12/96-03/25/97 (a)


                             -----------   -----------

                               $ 828,528     $ 829,944
                             ===========   ===========

(a) The certificate is guaranteed as to the timely payment of principal and interest by the Federal National Mortgage Association.

4.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC").
These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the three months ended March 31, 1996 and 1995 aggregated $343,953 and $332,539, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of March 31, 1996, the Trust had a net payable due to BMC of $167,171. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

5.    SUBSEQUENT EVENTS

      DIVIDEND AND DISTRIBUTIONS PAID

      On April 8, 1996, the Trust declared a cash distribution for the quarter ended March 31, 1996 of $0.10 per share payable May 22, 1996 to shareholders of record on April 22, 1996.

      INVESTMENT IN REAL ESTATE

      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Office Center property (the "Midwest Property"), a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,890,000. The Trust and Morgan own an 85% and 15% ownership interest in BMMLP, respectively. The Trust contributed capital of approximately $1,595,000 in BMMLP upon acquisition of the property and will contribute an additional $142,000 for cash reserves to be held by BMMLP for improvements and lease-up at the property. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

      MORTGAGE LOANS RECEIVABLE

      Karfad Associates (the "Borrower"), which is indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996. The Trust has provided proper notice to the Borrower and all grace and cure periods regarding the Loan have subsequently lapsed. In an effort to assert its rights and protect its interest, the Trust declared the Loan in default on January 30, 1996, and the repayment of the principal balance has been accelerated. A notice of foreclosure sale was published and the sale was set for February 28, 1996. In addition, a separate action has been initiated against the Borrower's general partners who are guarantors of the Loan. On February 26, 1996, the Borrower was placed in involuntary bankruptcy which forced a cancellation of the foreclosure sale. The Borrower and its guarantors have filed a counterclaim in federal court and an adversary proceeding in the bankruptcy court against the Trust's subsidiary alleging lender liability arising out of a proposed lease with Office Depot. All litigation has been stayed pending the bankruptcy proceedings. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower whereby the Karfad Loan, as well as the related four loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), will be sold at an amount equal to the Trust's December 31, 1995 carrying value. The sale price for the Karfad Loan is approximately $4,695,000 and the sale price for the remaining four loans is approximately $741,000. Included in the Settlement Agreement is a provision providing for full releases of liability on behalf of all parties and a dismissal of all pending litigation. The Agreement also requires the Borrower to make all interest payments due pursuant to the terms of the original Loan from January 1, 1996 through the scheduled purchase of the Loan per terms of the Agreement on July

31, 1996. Total interest payments under the Settlement Agreement which the Borrower has agreed to pay aggregate approximately $355,000. As a result of the Agreement, the Trust has terminated the recognition of income from the amortization of each of the loan's purchased discount effective January 1, 1996. The Trust purchased the Loan Portfolio for approximately $4,700,000 in 1993. The enforceability of the Settlement Agreement, as against the Borrower, is subject to the approval of the bankruptcy court having jurisdiction over the Borrower.

      LETTER OF CREDIT

      On April 15, 1996 the Trust replaced a letter of credit from American National Bank and Trust Company in the face amount of $5,624,315 which serves as collateral for the multi-family housing bonds issued by the County of Franklin, Ohio with respect to the Colonial Courts Apartments property, in the amount of $5,500,000 with an irrevocable letter of credit in the amount of $5,624,315 from Citizens National Bank of Evansville ("Replacement LOC"). The Replacement LOC is confirmed by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit have a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC is equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit is approximately $2,800. In consideration of its assistance in obtaining the Replacement LOC, the Trust increased the limited partnership interest of PHC General Partnership in the BSRT Colonial Courts Limited Partnership from 10% to 25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Banyan Strategic Realty Trust (the "Trust") is a Massachusetts business trust which owns, through various subsidiaries or partnerships which it controls, interests in industrial, residential, commercial and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States. In particular, the Trust's real estate interests as of May 1, 1996 include six industrial complexes aggregating 1,046,400 square feet of gross leasable area, two apartment complexes consisting of a total of 822 units, five commercial office sites consisting of 561,100 square feet of gross leasable area, one retail center which contains 321,800 square feet of gross leasable area and a portfolio of five mortgage loans. The current business plan of the Trust is to invest its remaining cash and cash equivalents and cash proceeds generated from the financing of certain of its current property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. The cash proceeds generated pursuant to these financing transactions, as well as cash flow generated from the Trust's various property interests, provide the Trust with cash proceeds necessary for the continued acquisition of income producing properties, to provide quarterly cash distributions to its shareholders, meet its operating expenses and for other general corporate needs.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1996 and December 31, 1995 was $4,029,040 and $5,500,215, respectively. In addition, at March 31, 1996 the Trust owned investment securities in the amount of $829,944 which are immediately convertible to cash. The decrease in total cash, cash equivalents and investment securities of approximately $641,000 is primarily due to the payment of a distribution to shareholders of $1,049,274, additions to investment in real estate of $364,733, investment of $143,890 in the H Street Assemblage, principal payments on mortgage loans payable of $61,238, deferred financing costs paid of $171,814 and the payment of the Trust's operating expenses, excluding depreciation and amortization, totalling approximately $3,728,000. Partially offsetting these cash outflows was the Trust's cash receipts from property operations of approximately $4,961,000.

      The Trust's future liquidity needs are expected to be funded from operating cash flow from reinvestment activities, cash proceeds derived from the mortgage financing of its certain property interests, the sale or refinancing of the H Street Assemblage property, borrowings pursuant to its Line of Credit with American National Bank and interest earned on the Trust's short-term investments and investment securities. Cash will be expended to maintain, operate and dispose of the Trust's interest in the H Street Assemblage. The Trust's cash and cash equivalents and investment securities, as well as cash flow from its operating properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and provide cash proceeds for distributions to shareholders. The cash flow of the Trust could be negatively impacted by factors and risks commonly associated with the ownership of real estate investments such as changes in interest rates, market conditions, rental rates where the Trust's properties are located, leasing and occupancy risks, capital expenditures, and general economic conditions in the real estate markets. During 1996, the Trust anticipates that it will likely continue making additional investments in operating properties as a result of cash proceeds to be provided from its continued efforts to complete additional property level financing of its existing properties as well as its future property acquisitions. Based on the Trust's current business plan, proceeds to be generated from its property financings are anticipated to enable the Trust to acquire approximately $25,000,000 in additional real estate investments. The additional property financings are expected to be at terms and rates consistent with existing market conditions. In the event additional financings are not obtained, the Trust's ability to make future real estate acquisitions would be impaired. The Trust anticipates continuing the $0.10 per share quarterly distribution during 1996.

      As of March 31, 1996 and December 31, 1995, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with aggregate carrying values totaling $5,376,837 and $5,433,094, respectively, net of $1,436,587 of unamortized discounts. During the three months ended March 31, 1996, the Trust received principal and interest payments totalling $9,391 and $23,007, respectively. During the three months ended March 31, 1995, the Trust received principal and interest payments totalling $10,883 and $160,291, respectively. Karfad Associates (the "Borrower"), which is indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996. The Trust has provided proper notice to the Borrower and all grace and cure periods regarding the Loan have subsequently lapsed. In an effort to assert its rights and protect its interest, the Trust declared the Loan in default on January 30, 1996, and the repayment of the principal balance has been accelerated. A notice of foreclosure sale was published and the sale was set for February 28, 1996. In addition, a separate action has been initiated against the Borrower's general partners who are guarantors of the Loan. On February 26, 1996, the Borrower was placed in involuntary bankruptcy which forced a cancellation of the foreclosure sale.
The Borrower and its guarantors have filed a counterclaim in federal court and an adversary proceeding in the bankruptcy court against the Trust's subsidiary alleging lender liability arising out of a proposed lease with Office Depot. All litigation has been stayed pending the bankruptcy proceedings. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower whereby the Karfad Loan, as well as the related four loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), will be sold at an amount equal to the Trust's December 31, 1995 carrying value. The sale price for the Karfad Loan is approximately $4,695,000 and the sale price for the remaining four loans is approximately $741,000. Included in the Settlement Agreement is a provision providing for full releases of liability on behalf of all parties and a dismissal of all pending litigation. The Agreement also requires the Borrower to make all interest payments due pursuant to the terms of the original Loan from January 1, 1996 through the scheduled purchase of the Loan per terms of the Agreement on July 31, 1996. Total interest payments under the Settlement Agreement which the Borrower has agreed to pay aggregate approximately $355,000. As a result of the Agreement, the Trust has terminated the recognition of income from the amortization of each of the loan's purchased discount effective January 1, 1996. The Trust purchased the Loan Portfolio for approximately $4,700,000 in 1993. The enforceability of the Settlement Agreement, as against the Borrower, is subject to the approval of the bankruptcy court having jurisdiction over the Borrower.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the operating performance of its existing and future real estate investments; (ii) the ability to redeploy cash proceeds derived from the sale of its interest in the H Street Venture into new investments; (iii) increases in the underlying value realized upon the sale of the Trust's properties; (iv) the Trust's ability to control its operating expenses; and (v) the general improvement of conditions in the real estate markets where the Trust's properties are located.


RESULTS OF OPERATIONS

      Total income for the three months ended March 31, 1996 increased to $5,176,653 from $2,509,475 for the three months ended March 31, 1995. The increase for the three months ended March 31, 1996 as compared to the same period in 1995 is due to increases in property operating revenue of approximately $2,898,000 (as discussed below) partially offset by a decrease in total income from lending and investing activities of approximately $231,000. Interest and amortized discount on mortgage loans decreased for the three months ended March 31, 1996 when compared to the same period in 1995 due to the effect of not amortizing the discount on the purchase of the Karfad Associates Loan and the related four loans to parties affiliated with Karfad Associates. Interest income on investments for the quarter ended March 31, 1996 decreased when compared to the prior year's period due to the decrease in cash available for investment due primarily to the investment of cash in the Willowbrook, Northlake, Bluegrass, Lexington, Newtown and Woodcrest properties during 1995.


      Industrial property operating income increased by approximately $850,000 resulting from the acquisitions of the Willowbrook Industrial Court ("Willowbrook"), Quantum Business Center ("Quantum," formerly known as the Bluegrass Corporate Center), Lexington Business Center ("Lexington") and Newtown Distribution Center ("Newtown") properties during 1995. The acquisitions of the Willowbrook, Quantum, Lexington and Newtown properties contributed to an increase in income of approximately $135,000, $195,000, $341,000 and $161,000, respectively. The income of approximately $296,000 and the occupancy of 98% at the Milwaukee Industrial properties for the quarter ended March 31, 1996 remained unchanged when compared to the same period in 1995. The income of $308,000 at the Elmhurst Metro Court property remained relatively stable for the three months ended March 31, 1996 when compared to income of $290,000 for the same period in 1995. The occupancy level as of March 31, 1996 and 1995 for the Elmhurst property was 92% and 94%, respectively. The occupancy levels for the Willowbrook, Quantum, Lexington and Newtown properties as of March 31, 1996 were 77%, 92%, 80% and 95%, respectively as compared to 76%, 93%, 79% and 97%, respectively, at December 31, 1995. Rental income at the Willowbrook and Lexington properties are expected to increase during 1996 as the Trust continues to implement the business plans for the properties which includes reconfiguring and leasing of vacant space and thereby increasing occupancy levels. The occupancy level is anticipated to increase by 15% for the Lexington property during the second quarter of 1996 as the Trust is currently in final negotiations to lease 46,000 square feet of gross leasable area to a single tenant.

      Residential property operating revenue increased by approximately $72,000 resulting from increases in rental income at the Colonial Courts of Westland Apartments ("Colonial Courts") and Hallmark Village Apartments ("Hallmark") properties. Income at the Colonial Courts property increased by approximately $41,000 due primarily to an increase in occupancy to 95% at March 31, 1996 as compared to 89% at March 31, 1995. Income at the Hallmark property increased by approximately $31,000 due primarily to the Trust's aggressive collection efforts which reduced delinquent rental payments. The occupancy level at the Hallmark property at March 31, 1996 and 1995 was 82% and 85%, respectively.

      Commercial property operating revenue increased by approximately $853,000 which is primarily attributable to the acquisition of the Woodcrest Office Park ("Woodcrest") property and annual rent adjustments and occupancy increases at the Colonial Penn and Florida Power and Light office buildings. The acquisition of the Woodcrest property in December 1995 resulted in an increase in total income for the three months ended March 31, 1996 of approximately $783,000 for 1996 when compared to the same period in 1995. The occupancy level for the Woodcrest property was 93% at March 31, 1996 as compared to 95% at December 31, 1995. The occupancy level for the Colonial Penn office building remained unchanged with occupancy at 100% for March 31, 1996 when compared to the same period in 1995. The occupancy level at the Florida Power and Light office building at March 31, 1996 and 1995 was 93% and 90%, respectively.

      Retail property operating revenue represents income generated by the Northlake Tower Shopping Center ("Northlake") acquired in July 1995. The occupancy level for the Northlake property remained unchanged with occupancy at 98% for March 31, 1996 and December 31, 1995.

      Total expenses for the three months ended March 31, 1996 increased to $4,409,752 from $1,854,977 for the three months ended March 31, 1995. This increase is due to increases in expenses from property operating activities of approximately $2,261,000 and an increase in total other expenses of approximately $294,000. The increase in property operating expenses for the three months ended March 31, 1996 is primarily attributable to the 1995 acquisitions of the Willowbrook, Northlake, Quantum, Lexington, Newtown and Woodcrest properties which accounted for approximately $2,001,000 of this increase. Excluding the Trust's acquisitions during 1995, total expenses from property operating activities for the three months ended March 31, 1996 increased approximately $260,000 of which $115,000 is attributable to increases in repairs and maintenance expense at the Colonial Courts, Hallmark and Milwaukee properties. The remaining $145,000 increase in property operating expenses resulted from an increase in real estate tax expense and other miscellaneous property expenses. Total other expenses increased due primarily to increases in other professional fees, general and administrative expenses and amortization of deferred loan fees and financing costs partially offset by a decrease in shareholder expenses and trustees' fees, expenses and insurance costs. The increase in general and administrative expenses is attributable to an increase in expenses incurred on the Trust's behalf by Banyan Management Corp in connection with purchasing and supervising the newly acquired assets. Amortization of deferred loan fees and financing costs increased as a result of the financing costs associated with the acquisition of the Willowbrook and Northlake properties and costs associated with modifying the Trust's line of credit during the fourth quarter of 1995. Further contributing to the increase in total other expenses for the quarter ended March 31, 1996 is a charge against recovery of losses on loans, notes, and interest receivable of $155,834 for the three months ended March 31, 1995 in respect of the Trust's interest in the liquidating trust. The decrease in trustees' fees, expenses and insurance resulted from a decrease in the premium for insurance coverage for 1996 as compared to the same period in 1995.

      Net loss from operations of real estate ventures for the three months ended March 31, 1996 of $38,307 includes the losses incurred from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. Net income from operations of real estate ventures of $26,623 for the three months ended March 31, 1995 resulted from the income from operations on the Plaza at Westminster property of $56,222 which was offset by a loss from operations of $29,599 on the H Street Assemblage. The Plaza at Westminster property was sold in June 1995 to an unaffiliated third party. The net loss at the H Street Assemblage remained relatively stable for the three months ended March 31, 1996 as compared to the same period in 1995. The H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street Assemblage. The H Street Venture has not made any significant capital expenditures on the H Street Assemblage and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which may desire to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale based upon its current assessment of the Washington D.C. office market. The current market for the sale of undeveloped land where the H Street Assemblage is located is currently limited because of the decline in demand for commercial development sites in the Washington, D.C. market resulting from the recent government decision to downsize various departments and agencies and place a freeze on leasing of any additional office space. Therefore, the H Street Venture currently anticipates its marketing efforts could proceed slower than originally anticipated. The environment for the Washington, D.C. office market is subject to modification based upon changes in general business and economic conditions associated with the operations of real estate. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to find a buyer. Upon the sale of the H Street Assemblage, it is the Trust's intent to redeploy its portion of all cash proceeds derived from its sale into new real estate investments.

      The factors discussed above resulted in consolidated net income of $626,041 ($0.06 per share) for the quarter ended March 31, 1996 as compared to consolidated net income of $664,179 ($0.06 per share) for the quarter ended March 31, 1995.

      An objective of the Trust is to provide cash distributions to the shareholders from cash generated from the Trust's operations as discussed above. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard which it believes better reflects operating property performance. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles, excluding extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization from real property and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. FFO is not intended to be a measure of the cash generated by a REIT nor its distribution paying capacity. However, a REIT's distribution can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

      For the three months ended March 31, 1996 and 1995, the Trust's operations, including interest on the Karfad Loan Portfolio, generated FFO of $1,138,008 ($0.11 per share) and $761,694 ($0.07 per share), respectively. FFO increased for the three months ended March 31, 1996 as a result of the Trust's 1995 investment activities and property acquisitions. The 1996 real estate investments have generated a yield greater than the yield derived on its short term investments and cash and cash equivalents during 1995.


FFO for the three months ended March 31, 1996 and 1995 is calculated as follows:

                                 1996              1995

Net Income                    $626,041         $ 664,179


Plus:
  Depreciation expense         544,292           244,118
  Depreciation inclu-
    ded in Operations
    of Real Estate
    Ventures                     7,619            17,436
  Lease Commission
    Amortization                14,485             7,241

Less:
  Minority Interest
    Share of Depre-
    ciation Expense            (52,408)          (14,722)
  Minority Interest
    Share of Lease
    Commission
    Amortization                (2,021)             (724)

  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                    ---           (155,834)
                            ----------      ------------

Funds From Operations       $1,138,008      $    761,694
                            ==========      ============


      The Trust paid distributions equal to $0.10 per share on February 20, 1996 and February 24, 1995 for the fourth quarter of 1995 and 1994, respectively. On April 8, 1996, the Trust declared a cash distribution for the first quarter of 1996 of $0.10 per share payable May 22, 1996 to shareholders of record on April 22, 1996.

PROPERTY ACQUISITION

      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Office Center property (the "Midwest Property"), a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,890,000. The Trust and Morgan own an 85% and 15% ownership interest in BMMLP, respectively. The Trust contributed capital of approximately $1,595,000 in BMMLP upon the acquisition of the property and will contribute an additional $142,000 for cash reserves to be held by BMMLP for improvements and lease-up at the property. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

SUPPLEMENTAL INFORMATION

      Effective January 1, 1993, the Trust began providing supplemental financial information in a format that presents the financial condition, results of operations and cash flows from the investment of the Trust's cash into new real estate opportunities (the "Investment Activities"). The Investment Activities exclude the operations of the Trust's interest in the H Street Venture, income generated on the allocated portion of cash and cash equivalents considered sufficient for costs associated with the ongoing operations of the H Street Venture and expenses required with maintaining the Trust which are not allocated to Investment Activities.

      Investment Activities assets include (1) interest in real estate assets comprised of six industrial buildings, two apartment complexes, four commercial office buildings, a retail center and a portfolio of mortgage loans, (2) the Trust's investment securities and (3) a portion of the Trust's cash and cash equivalents.

      Due to the significance of the Trust's property acquisitions and Investment Activities, effective January 1, 1996 the Trust has elected not to provide detailed supplemental financial information in the accompanying consolidated balance sheets, statements of income and expenses and cash flows. Based on the significance of the Trust's Investment Activities, it has determined that the supplemental information representing the operating results of the Trust will be meaningful on a summarized basis rather than providing the information on a detailed basis in the financial statements. Other expenses allocated to Investment Activities represent the incremental costs of managing the related assets. Summarized supplemental operating results of the Trust's Investment Activities for the quarters ended March 31, 1996 and 1995 has been provided below.



                              1996           1995
                           Investment     Investment
Income from Property
  Operating Activities      $4,960,706     $2,062,748
Income on Mortgage
  Loans Receivable             178,496        246,820
Income on Investments           20,728        117,714
                            ----------     ----------
Total Income                 5,159,930      2,427,282
                            ----------     ----------
Expenses from Property
  Operating Activities       3,589,709      1,328,707
Other Expenses                 600,658        384,394
                            ----------     ----------
Total Expenses               4,190,367      1,713,101
                            ----------     ----------
Income Before Minority
  Interest                     969,563        714,181

Minority Interest in
  Consolidated
  Partnerships                (102,553)       (16,942)
                            ----------     ----------
Net Income                  $  867,010     $  697,239
                            ==========     ==========
Net Income
  Per Share                 $     0.08     $     0.07
                            ==========     ==========
FUNDS FROM OPERATIONS

Net Income                  $  867,010     $  697,239
Plus:
  Depreciation and
 Amortization                  558,777        251,359
Less:
  Minority Interest
 Share of Depreciation
and Amortization               (54,429)       (15,446)
                            ----------       --------
Investment Funds From
 Operations                 $1,371,358     $  933,152
                            ==========     ==========

Investment Funds From
 Operations Per Share       $     0.13     $     0.09
                            ==========     ==========


                          PART II - OTHER INFORMATION





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   No exhibits are included with this report.

      (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1996:

            A current report on Form 8-K was filed on January 3, 1996 wherein
            Item 2, "Acquisition or Disposition of Assets", disclosed the Registrant's acquisition of the Woodcrest Office Park property.

            A current report on Form 8-K was filed on January 4, 1996 wherein
            Item 5, "Other Information", disclosed the Registrant's modification and increase of its Revolving Line of Credit with American National Bank from $15,000,000 to $30,000,000.



                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                           Date:  May 20, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                              Date:  May 20, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer