Form 10-Q
period 1996-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1996-08-14
CIK 790817

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     Form 10-Q


   ( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996


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


   Shares of beneficial interest outstanding as of August 14, 1996: 10,478,971

                           PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                           BANYAN STRATEGIC REALTY TRUST
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1996 AND DECEMBER 31, 1995


                                    (UNAUDITED)



    ASSETS                                  1996               1995

    Cash and Cash Equivalents            $ 5,020,020       $  5,500,215
    Interest Receivable on
      Investments                             38,199             70,352
    Interest Receivable on Mortgage
      Loans                                    ---               60,780
    Accounts Receivable                      933,203            528,029
                                        ------------       ------------
                                           5,991,422          6,159,376
                                        ------------       ------------

    Mortgage Loans Receivable (Net
      of Unamortized Discount)             4,695,079          5,433,094

    Investment in Real Estate, at
      cost:
      Land                                15,206,094         12,809,994
      Building                            76,962,273         74,343,233
      Building Improvements                3,835,185          3,046,838
                                        ------------       ------------
                                          96,003,552         90,200,065
      Less: Accumulated Depreciation      (3,450,085)        (2,337,095)
                                        ------------       ------------
                                          92,553,467         87,862,970
                                        ------------       ------------
    Investment in Real Estate
      Venture                              8,815,533          8,895,678
    Deferred Financing Costs (Net of
      Accumulated Amortization of
      $433,228 and $224,020,
      respectively)                        1,558,504          1,188,174
    Other Assets                           1,300,810          1,225,480
                                        ------------       ------------
    Total Assets                        $114,914,815       $110,764,772
                                        ============       ============


    LIABILITIES AND SHAREHOLDERS'
      EQUITY

    Liabilities

    Accounts Payable and Accrued
      Expenses                           $ 1,517,707         $1,346,708
    Accrued Real Estate Taxes              1,348,326            703,919
    Mortgage Loans Payable                47,656,424         43,522,181
    Bond Payable                           5,500,000          5,500,000
    Accrued Interest Payable                  46,817             93,325
    Unearned Revenue                          95,112             94,002
    Security Deposit Liabilities             466,300            439,135
                                        ------------       ------------
    Total Liabilities                     56,630,686         51,699,270
                                        ------------       ------------

    Minority Interest in
      Consolidated Partnerships            2,227,483          2,190,098

    Shareholders' Equity
    Shares of Beneficial Interest,
      No Par Value, Unlimited
      Authorization; 12,001,620
      and 11,999,787 Shares
      Issued, respectively               106,694,912        106,687,212
    Accumulated Deficit                  (43,272,317)       (42,445,859)
    Treasury Shares at Cost,
      1,522,649 Shares                    (7,365,949)        (7,365,949)
                                        ------------       ------------
    Total Shareholders' Equity            56,056,646         56,875,404
                                        ------------       ------------

    Total Liabilities and Share-
      holders' Equity                   $114,914,815       $110,764,772
                                        ============       ============

    Book Value Per Share of Bene-
      ficial Interest (10,478,971
      and 10,477,138 Shares Number
      of Outstanding, respectively)     $       5.35       $       5.43
                                        ============       ============

The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                         1996            1995
INCOME
Income From Property Operating
  Activities:
  Industrial                         $ 3,037,340     $ 1,195,056
  Residential                          1,715,667       1,639,134
  Commercial                           3,254,501       1,416,068
  Retail                               2,189,384           ---
                                     -----------     -----------
  Total Income From Property
    Operating Activities              10,196,892       4,250,258
                                     -----------     -----------
Income From Lending and
  Investing Activities:

  Interest and Amortized
    Discount on Mortgage Loans           355,901         501,077
  Income on Investments                   64,637         416,237
                                     -----------     -----------
  Total Income From Lending
    and Investing Activities             420,538         917,314
                                     -----------     -----------
Total Income                          10,617,430       5,167,572
                                     -----------     -----------
EXPENSES


Expenses from Property Operating
  Activities:
  Operating Property Expenses            546,444         527,976
  Repairs and Maintenance              1,052,478         489,478
  Real Estate Taxes                      895,012         456,427
  Interest Expense                     1,979,505         457,843
  Ground Lease Expense                   429,739           ---
  Property Management Fees               346,927         174,837
  Payroll Expense                        393,775         200,280
  Utilities Expense                      722,087         319,677
  Depreciation and
    Amortization                       1,146,383         507,484
                                     -----------     -----------

  Total Expenses From Property
    Operating Activities               7,512,350       3,134,002
                                     -----------     -----------
Other Expenses:
  Shareholder Expenses                   113,836         115,904
  Trustees' Fees, Expenses
    and Insurance                        163,432         217,945
  Other Professional Fees                150,258         101,472
  General and Administrative             868,920         556,863
  Amortization of Deferred Loan
    Fees and Financing Costs             221,980         112,796
  Recovery of Losses on Loans,
    Notes and Interest Receivable          ---          (155,834)
                                     -----------     -----------
  Total Other Expenses                 1,518,426         949,146
                                     -----------     -----------
Total Expenses                         9,030,776       4,083,148
                                     -----------     -----------
Income Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                      1,586,654       1,084,424

Minority Interest in
  Consolidated Partnerships             (220,487)        (24,463)

Income (Loss) from Operations of
  Real Estate Ventures                   (97,014)        392,600
                                     -----------     -----------

Net Income                           $ 1,269,153     $ 1,452,561
                                     ===========     ===========
Earnings Per Share of
  Beneficial Interest (10,477,847
  and 10,471,102 Weighted Average
  Number of Shares Outstanding,
  respectively)                      $      0.12     $      0.14
                                     ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                              1996            1995
INCOME

Income From Property Operating
  Activities:
  Industrial                              $ 1,600,526     $   608,659
  Residential                                 852,959         848,911
  Commercial                                1,714,925         729,940
  Retail                                    1,067,776           ---
                                          -----------     -----------
  Total Income From Property
    Operating Activities                    5,236,186       2,187,510
                                          -----------     -----------
Income From Lending and
  Investing Activities:
  Interest and Amortized
    Discount on Mortgage Loans                177,405         254,257
  Income on Investments                        27,186         216,330
                                          -----------     -----------
  Total Income From Lending
    and Investing Activities                  204,591         470,587
                                          -----------     -----------

Total Income                                5,440,777       2,658,097
                                          -----------     -----------
EXPENSES
Expenses from Property Operating
  Activities:
  Operating Property Expenses                 296,994         288,145
  Repairs and Maintenance                     555,461         318,819
  Real Estate Taxes                           435,426         244,444
  Interest Expense                          1,029,616         218,907
  Ground Lease Expense                        215,865           ---
  Property Management Fees                    182,272          82,468
  Payroll Expense                             186,939          92,679
  Utilities Expense                           342,397         153,469
  Depreciation and
    Amortization                              587,606         256,125
                                          -----------     -----------
  Total Expenses From Property
    Operating Activities                    3,832,576       1,655,056
                                          -----------     -----------
Other Expenses:
  Shareholder Expenses                         80,394          72,356
  Trustees' Fees, Expenses
    and Insurance                              83,278         108,376
  Other Professional Fees                      73,839          42,949
  General and Administrative                  451,752         292,439
  Amortization of Deferred Loan
    Fees and Financing Costs                   99,185          56,995
  Recovery of Losses on Loans,
    Notes and Interest Receivable               ---               ---
                                          -----------     -----------
  Total Other Expenses                        788,448         573,115
                                          -----------     -----------
Total Expenses                              4,621,024       2,228,171
                                          -----------     -----------
Income Before Minority
  Interest and Income (Loss)
  from Operations of Real
  Estate Ventures                             819,753         429,926
Minority Interest in Consolidated
  Partnerships                               (117,934)         (7,521)
Income (Loss) from Operations of
  Real Estate Ventures                        (58,707)        365,977
                                          -----------     -----------
Net Income                                $   643,112     $   788,382
                                          ===========     ===========
Earnings Per Share of Beneficial
  Interest (10,478,548 and
  10,471,102 Weighted Average
  Number of Shares Outstanding,           $      0.06     $      0.08
  respectively)                           ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)




                                           Shares of
                                      Beneficial Interest             Accumulated           Treasury
                                Shares              Amount               Deficit            Shares              Total

Shareholders'
Equity,
December 31, 1995
                              11,999,787         $106,687,212         $(42,445,859)       $(7,365,949)       $56,875,404

Award Shares
  Issued                           1,833                7,700                 ---                ---               7,700


Net Income                         ---                  ---              1,269,153               ---           1,269,153


Dividends
Paid                               ---                  ---             (2,095,611)              ---          (2,095,611)
                             -----------         ------------         ------------        -----------        -----------

Shareholders'
Equity,
June 30,
1996                          12,001,620         $106,694,912         $(43,272,317)       $(7,365,949)       $56,056,646
                             ===========         ============         ============        ===========       ===========


      The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                           1996          1995
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

 NET INCOME                             $1,269,153   $  1,452,561

 Adjustments to Reconcile Net
   Income to Net Cash
   Provided By Operating
   Activities:
   Amortization of Premium
     (Discount) on Investment
     Securities                               ---          10,596
   Recovery of Losses on Loans, Notes
     and Interest Receivable                  ---        (155,834)
   Depreciation and Amortization         1,368,363        620,280
   Amortization of Discount on
     Mortgage Loans Receivable                ---        (177,512)
   Net Loss (Income) From
     Operation of Real Estate
     Ventures                               97,014       (392,600)
   Minority Interest Participation
     in Consolidated Partnerships          220,487         24,463
   Incentive Compensation Expense           29,452           ---


 Net Change In:
   Interest Receivable on Mortgage
     Loans and Investments                  92,933       (229,228)
   Accounts Receivable                    (405,174)       (53,914)
   Other Assets                            (55,073)      (220,062)
   Accounts Payable and Accrued
     Expenses                              413,634        260,985
   Accrued Interest Payable                (46,508)       (26,005)
   Accrued Real Estate Tax Payable         588,747        (25,509)
   Unearned Revenue                          4,674        (20,149)
   Security Deposit Liability               (8,930)        11,050
                                       -----------    -----------
 Net Cash Provided By
   Operating Activities                  3,568,772      1,079,122
                                       -----------    -----------

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Acquisition of Real Estate
     Assets                             (5,015,140)    (3,917,930)
   Investment In Real Estate
     Ventures, Net                         (16,869)       (54,482)
   Proceeds From Sale of
     Investment in Real Estate
     Venture                                  ---       1,940,039
   Proceeds From Sale of
     Mortgage Loans Receivable             745,047            ---
   Additions to Investment in
     Real Estate                          (788,347)      (207,774)
   Payment of Liabilities Assumed
     at Acquisition of Real Estate
     Assets                               (264,392)        94,964
   Recovery of Losses on Loans,
     Notes and Interest Receivable             ---        155,834
   Purchase of Investment
     Securities                           (839,679)    (1,493,360)
   Proceeds From Sale and
     Maturities of Investment
     Securities                            817,314      2,500,000
   Principal Payments on
     Investment Securities                  22,365            ---
   Principal Collections on
     Mortgage Loans Receivable              14,742         22,041
   Due from Affiliates                        ---         730,229
                                       -----------    -----------
 Net Cash Used In Investing
   Activities                           (5,324,959)      (230,439)
                                       -----------    -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Mortgage
     Loans Payable                       4,295,000      2,650,000
   Minority Interest Share of
     Real Estate Investments              (183,102)       339,839
   Deferred Financing Costs               (579,538)       (98,271)
   Principal Payments on Mortgage
     Loans Payable                        (160,757)       (75,655)
   Dividends Paid to Shareholders       (2,095,611)    (2,094,824)
                                       -----------    -----------
   Net Cash Provided By
     Financing Activities                1,275,992        721,089
                                       -----------    -----------
   Net (Decrease) Increase In
     Cash and Cash Equivalents            (480,195)     1,569,772
   Cash and Cash Equivalents at
     Beginning of Period                 5,500,215     14,769,170
                                       -----------    -----------
   Cash and Cash Equivalents at
     End of Period                     $ 5,020,020    $16,338,942
                                       ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and for the six and three months ended June 30, 1996 and 1995. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust. Net income for the six and three months ended June 30, 1995 has been reduced by $83,951 and $20,216, respectively, from amounts originally reported to reflect adjusted allocation of administration costs from Banyan Management Corp. This allocation adjustment had no effect on net income for the year ended December 31, 1995. No other allocation adjustments have been made to the 1995 operating results.

2.    MORTGAGE LOANS PAYABLE

      FLORIDA POWER AND LIGHT

      On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan in the amount of $6,200,000 bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $6,200,000 as discussed below.

      WOODCREST OFFICE PARK

      On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Mr. Daniel Smith, as a limited partner, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan, in the amount of $7,250,000, bears interest at a fixed rate of 8.25% per annum, matures on August 1, 2003 and requires monthly payments of principal based upon a twenty-five year amortization schedule with a balloon payment of approximately $6,435,000 upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $7,000,000 as discussed below. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date of August 1, 2003.


      LINE OF CREDIT

      On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Original Line") with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust modified the Original Line increasing the amount the Trust can borrow from $15,000,000 to $30,000,000 (the "Modified Line"). As of December 31, 1995, the Trust had utilized approximately $25,725,000 of the $30,000,000 available under the line of credit. On March 13 and July 15, 1996, in conjunction with obtaining mortgage loans collateralized by the Florida Power and Light and Woodcrest Office Park properties as discussed above, the Trust paid down the revolving line of credit in the amounts of $6,200,000 and $7,000,000, respectively. In addition, on April 15, 1996, the Trust replaced a $5,624,315 letter of credit with ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the like amount by Citizen's National Bank of Evansville (See Note 6, Letter of Credit, for details). The Trust borrowed $1,000,000 under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. (See Note 4, Investment in Real Estate, for further details.) On June 28 and July 31, 1996, the Trust sold its interest in the Karfad loan portfolio (See Note 5, Mortgage Loans Receivable, for further details). On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3,900,000 of the Modified Line. As a result of the above transactions, as of August 1, 1996, the Trust had drawn $4,000,000 of the $30,000,000 available under the Modified Line.

3.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses, are reimbursed by the Trust to Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the six months ended June 30, 1996 and 1995 aggregated $703,274 and $601,114, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of June 30, 1996, the Trust had a net payable due to BMC of $113,212. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

4.    INVESTMENT IN REAL ESTATE

      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Office Center property (the "Midwest Property"), a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,983,000. The Trust and Morgan own an 85% and 15% ownership interest in BMMLP, respectively. The Trust contributed capital in BMMLP upon acquisition of the property of approximately $1,688,000 of which the Trust borrowed $1,000,000 under its line of credit as discussed above. The Trust will contribute an additional $142,000 for cash reserves to be held by BMMLP for improvements and lease-up at the property. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

5.    MORTGAGE LOANS RECEIVABLE

      Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower whereby the Karfad Loan, as well as the related four loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), were sold at an amount equal to the Trust's December 31, 1995 carrying values totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of the four loans as well as the Karfad loan, respectively, pursuant to the terms of the agreement. In addition, the Agreement required the Borrowers to make all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Karfad Loan from January 1, 1996 through the date of sale in the amount of approximately $409,000. As a result of the Agreement, the Trust has terminated the recognition of income from the amortization of the Loan's purchase discount effective January 1, 1996. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.

6.    LETTER OF CREDIT

      On April 15, 1996, the Trust replaced a letter of credit from American National Bank and Trust Company in the face amount of $5,624,315 which served as collateral for the multi-family housing bonds issued by the County of Franklin, Ohio in the amount of $5,500,000 with an irrevocable letter of credit in the amount of $5,624,315 from Citizens National Bank of Evansville ("Replacement LOC"). The bonds are also secured by a first mortgage on the Colonial Courts Apartments property. The Replacement LOC is confirmed by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit have a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC is equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit is approximately $2,800. In consideration of its assistance in obtaining the Replacement LOC and in accordance with its obligations under the partnership agreement, the Trust increased the limited partnership interest of PHC General Partnership in the BSRT Colonial Courts Limited Partnership from 10% to 25%.

7.    AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

      Pursuant to the amended employment agreement of the Trust's president, Leonard G. Levine, all incentive amounts earned by Mr. Levine subsequent to January 1, 1993 are paid 80% in cash in the year following the period for which the incentive is earned and 20% in shares of beneficial interest of the Trust ("Award Shares"). During the six months ended June 30, 1996, Mr. Levine was paid $66,985 representing 80% of the incentive earned for the fiscal year ended December 31, 1995. In addition, on April 22, 1996, the Trust issued 1,833 Award Shares to Mr. Levine, valued at $4.20 per share or $7,700, representing 20% of Mr. Levine's 1995 incentive compensation. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares are restricted as to transfer and held in escrow by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of: (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or (iii) the permanent disability or death of Mr. Levine. The issue price of any Award Shares is based upon the average closing price of the Trust's shares for the five business days ended prior to December 31 of the year in question. All Award Shares issued to Mr. Levine are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding. All Award Shares issued to Mr. Levine will be forfeited by Mr. Levine if he fails to be employed by the Trust on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to receive his share (represented by the Award Shares) of any cash distributions paid by the Trust.

8.    SUBSEQUENT EVENTS

      DIVIDEND AND DISTRIBUTIONS PAID

      On July 9, 1996, the Trust declared a cash distribution for the quarter ended June 30, 1996 of $0.10 per share payable August 20, 1996 to shareholders of record on July 23, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Banyan Strategic Realty Trust (the "Trust") is a Massachusetts business trust which owns, through various subsidiaries or partnerships which it controls, interests in industrial, residential, commercial and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States. In particular, the Trust's real estate interests as of August 1, 1996 include six industrial complexes aggregating 1,046,400 square feet of gross leasable area, two apartment complexes consisting of a total of 822 units, five commercial office sites consisting of 561,100 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. The current business plan of the Trust is to invest its remaining cash and cash equivalents and cash proceeds generated from the financing of certain of its current property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. The cash proceeds generated pursuant to these financing transactions, as well as cash flow generated from the Trust's various property interests, provide the Trust with cash proceeds necessary for the continued acquisition of income producing properties, to provide quarterly cash distributions to its shareholders, to meet its operating expenses and for other general corporate needs.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was $5,020,020 and $5,500,215, respectively. The decrease in total cash and cash equivalents of approximately $480,000 is due to $3,568,772 cash provided from operating activities, less $5,324,959 cash used in investing activities and plus $1,275,992 cash provided by financing activities.

      Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $2.5 million for the six months ended June 30, 1996 to approximately $3.6 million from approximately $1.1 million for the same period in 1995. Primarily contributing to this increase was the net operating income provided by the property acquisition in 1996 and the six properties acquired in the final seven months of 1995.

      Cash Flow From Investing Activities: During the six months ended June 30, 1996, the Trust utilized approximately $5.3 million in investing activities compared to approximately $230,000 for the same period in 1995. The cash flow utilized in investing activities for the six months ended June 30, 1996 was due to the acquisition of the Midwest Office Center property for approximately $5 million (the "Midwest Property") (see below for further detail) and capital improvements at its various properties in the amount of approximately $788,000 offset by proceeds from the sale of mortgage loans receivable in the amount of approximately $745,000. (See below for further discussion regarding the 1996 sale of the Trust's interest in the Karfad Loan Portfolio). During the same period in 1995, the Trust paid approximately $3.9 million pursuant to its acquisition of its Willowbrook property and approximately $208,000 for capital improvements at its properties offset by approximately $1.9 million of proceeds from the sale of the Plaza at Westminster property (proceeds from the sale of investment in real estate venture), approximately $1 million in net proceeds from the sale of investment securities, $730,229 in repayment of amounts due from affiliates and $155,834 received in respect of its interest in a liquidity trust.

      Cash Flow From Financing Activities: For the six months ended June 30, 1996, the Trust generated cash flow from financing activities of approximately $1.3 million compared to $721,089 for the same period in 1995. The cash flow provided by financing activities for the six months ended June 30, 1996 was due primarily to the receipt of approximately $4.3 million of proceeds from mortgage loans payable, approximately $3.3 million of which was proceeds from a first mortgage loan on the Midwest property and the balance was drawn on the Trust's line of credit (see below). During the period, the Trust also executed a first mortgage loan collateralized by the Florida Power and Light building in the amount of $6.2 million and utilized these proceeds to reduce its borrowing on its line of credit. (See below for details). Offsetting these sources, the Trust paid $579,538 of deferred financing costs, paid dividends to shareholders of approximately $2.1 million and made principal payments on mortgage loans of $160,757. For the six months ended June 30, 1995, the Trust received $2.65 million of proceeds from mortgage loans payable which were utilized for the
acquisition of the Willowbrook property.   Primarily offsetting these proceeds
were dividends paid to shareholders in the amount of approximately $2.1 million.

      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Property, a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,983,000. The Trust and Morgan own an 85% and 15% ownership interest in BMMLP, respectively, consistent with the terms of the existing BMMLP partnership agreement as amended during 1995. The Trust contributed capital in BMMLP upon acquisition of the property of approximately $1,688,000, of which the Trust borrowed $1,000,000 under its line of credit. The Trust will contribute an additional $142,000 for cash reserves to be held by BMMLP for improvements and lease-up at the property. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

      As of June 30, 1996 and December 31, 1995, the Trust's mortgage loan portfolio consisted of one and five mortgage loans receivable, respectively, with aggregate carrying values totaling $4,695,079 and $5,433,094, respectively. During the six months ended June 30, 1996, the Trust received principal and interest payments totalling $14,742 and $416,681, respectively. During the six months ended June 30, 1995, the Trust received principal and interest payments totalling
$22,041 and $323,598, respectively. Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower whereby the Karfad Loan, as well as the related four loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), were sold at an amount equal to the Trust's December 31, 1995 carrying values totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of the four loans as well as the Karfad loan, respectively, pursuant to the terms of the agreements. In addition, the Agreement required the Borrowers to make all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Karfad Loan from January 1, 1996 through the date of sale in the amount of approximately $409,000. As a result of the Agreement, the Trust has terminated the recognition of income from the amortization of the Loan's purchase discount effective January 1, 1996. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.

      On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan in the amount of $6,200,000 bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's Revolving Line of Credit with American National Bank in the amount of $6,200,000.

      On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a joint venture between a subsidiary of the Trust, which is the general partner, and Mr. Daniel Smith, as a limited partner, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan, in the amount of $7,250,000, bears interest at a fixed rate of 8.25% per annum, matures on August 1, 2003 and requires monthly payments of principal based upon a twenty-five year amortization schedule with a balloon payment of approximately $6,435,000 upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $7,000,000 as discussed below. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date of August 1, 2003.

      On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Original Line") with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust modified the Original Line increasing the amount the Trust can borrow from $15,000,000 to $30,000,000 (the "Modified Line"). As of December 31, 1995, the Trust had utilized approximately $25,725,000 of the $30,000,000 available under the line of credit. On March 13, 1996, the Trust reduced its borrowing under the Modified Line in the amount of $6,200,000. In addition, on April 15, 1996, the Trust replaced a $5,624,315 letter of credit with ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the like amount by Citizen's National Bank of Evansville. The Trust borrowed $1,000,000 under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. As of June 30, 1996, the Trust has utilized approximately $14,900,000 of the $30,000,000 available under the Line. On July 15, 1996, the Trust reduced its borrowing under the Modified Line in the amount of $7,000,000. On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3,900,000 of the Modified Line. As a result of the above transactions, as of August 1, 1996, the Trust had drawn $4,000,000 under the Modified Line.

      The Trust's future liquidity needs are expected to be funded from operating cash flow from its operating properties, cash proceeds derived from the mortgage financing of its certain property interests, the sale or refinancing of the H Street Assemblage property, borrowings pursuant to its Modified Line with American National Bank and interest earned on the Trust's short-term investments. The Trust's cash and cash equivalents, as well as cash flow from its operating properties, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders. The cash flow of the Trust could be negatively impacted by factors and risks commonly associated with the ownership of real estate investments such as changes in interest rates, market conditions, rental rates where the Trust's properties are located, leasing and occupancy risks, capital expenditures, and general economic conditions in the real estate markets. During 1996, the Trust anticipates that it will likely continue making additional investments in operating properties as a result of cash proceeds to be provided from its continued efforts to complete additional property level financing of its existing properties as well as its future property acquisitions. Based on its current business plan, the Trust hopes to utilize proceeds to be generated from its property financings to enable it to acquire approximately $25,000,000 in additional real estate investments. The additional property financings are expected to be at terms and rates consistent with existing market conditions. In the event additional financings are not obtained, the Trust's ability to make future real estate acquisitions would be impaired. The Trust anticipates continuing the $0.10 per share quarterly distribution during 1996.

      The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the improvement in operating performance of its existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where the Trust's properties are located reflected in changes in base rents attributable to new or replacement leases; (ii) the operating performance of future acquisitions funded by the redeployment financing and cash proceeds derived from the sale of its interest in the H Street Venture; and (iii) the Trust's ability to control its operating expenses.

RESULTS OF OPERATIONS

      Total income for the six months ended June 30, 1996 increased to $10,617,430 from $5,167,572 for the six months ended June 30, 1995. The increase for the six months ended June 30, 1996 as compared to the same period in 1995 is due to increases in property operating revenue of approximately $5,947,000 (as discussed below) partially offset by a decrease in total income from lending and investing activities of approximately $497,000. Interest and amortized discount on mortgage loans decreased for the six months ended June 30, 1996 when compared to the same period in 1995 due to the Trust's termination of the amortization of the purchase discount on the Karfad Associates Loan to parties affiliated with Karfad Associates as discussed above. Interest income on investments for the six months ended June 30, 1996 decreased by $351,600 when compared to the prior year's period due to the decrease in cash available for investment due primarily to the investment of cash in the Willowbrook, Northlake, Bluegrass, Lexington, Newtown and Woodcrest properties during the last seven months of 1995 and the Midwest Office Center property in 1996. See Liquidity and Capital Resources for further discussion regarding the Trust's April 1996 acquisition of the Midwest Office Center property.

      Industrial property operating income increased by approximately $1,842,000 resulting from the acquisitions of the Willowbrook Industrial Court ("Willowbrook"), Quantum Business Center ("Quantum," formerly known as the Bluegrass Corporate Center), Lexington Business Center ("Lexington") and Newtown Distribution Center ("Newtown") properties during 1995. The acquisitions of the Willowbrook, Quantum, Lexington and Newtown properties contributed to an increase in income of approximately $272,000, $448,000, $687,000 and $328,000, respectively. The income at the Milwaukee Industrial Properties increased by approximately $79,000 due partially to an increase in occupancy to 100% at June 30, 1996 as compared to 98% at June 30, 1995 which contributed to approximately $38,000 of this increase. Further contributing to this increase in income at the Milwaukee property was an approximately $41,000 increase in tenant expense chargebacks for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The income of approximately $609,000 at the Elmhurst Metro Court property remained relatively stable for the six months ended June 30, 1996 when compared to income of approximately $581,000 for the same period in 1995. The occupancy level at June 30, 1996 and 1995 for the Elmhurst property was 92% and 95%, respectively. The occupancy levels for the Willowbrook, Quantum, Lexington and Newtown properties as of June 30, 1996 were 100%, 93%, 80% and 97%, respectively, as compared to 76%, 93%, 79% and 97%, respectively, at December 31, 1995. Rental income at the Lexington property is expected to increase during 1996 as the Trust continues to implement the business plan for the property which includes reconfiguring and leasing of vacant space thereby increasing the occupancy level. The occupancy level will increase by 16% to 96% as of August 15, 1996 for the Lexington property as the Trust finalized a lease for 46,000 square feet of gross leasable area to a single tenant. The occupancy level increased by 24% at June 30, 1996 for the Willowbrook property when compared to the occupancy level at December 31, 1995. This increase in occupancy is due to the signing of five tenant leases aggregating approximately 20,000 square feet of gross leasable area during the first six months of 1996 which is also anticipated to generate an increase in rental income during the third and fourth quarters of 1996.

      Residential property operating revenue increased by approximately $77,000 due to an increase in rental income at the Colonial Courts of Westland Apartments ("Colonial Courts") property. Income at the Colonial Courts property increased by approximately $83,000 due primarily to an increase in occupancy to 94% at June 30, 1996 as compared to 87% at June 30, 1995. The occupancy level at the Hallmark Village Apartments ("Hallmark") property at June 30, 1996 and 1995 was 82% and 92%, respectively. However, total income for the Hallmark property remained relatively stable for the six months ended June 30, 1996 when compared to the same period in 1995 due to a reduction in rental delinquencies when compared to 1995.

      Commercial property operating revenue increased by approximately $1,838,000 which is primarily attributable to the acquisitions of the Woodcrest Office Park ("Woodcrest") property in December 1995 and the Midwest Office Center ("Midwest") property in April 1996 which resulted in an increase in total income of approximately $1,737,000 for the six months ended June 30, 1996 when compared to the same period in 1995. In addition, annual rent adjustments and occupancy increases at the Colonial Penn and Florida Power and Light Office buildings contributed to an increase in commercial property operating revenue. The occupancy level for the Woodcrest property was 94% at June 30, 1996 as compared to 95% at December 31, 1995. The occupancy level for the Midwest property was 96% at June 30, 1996. The occupancy level at the Colonial Penn property remained unchanged at 100% at June 30, 1996 when compared to the same period in 1995. The occupancy level for the Florida Power and Light property increased to 93% at June 30, 1996 as compared to 90% at June 30, 1995.

      Retail property operating revenue of approximately $2,189,000 for the six months ended June 30, 1996 represents income generated by the Northlake Tower Shopping Center property ("Northlake") acquired in July 1995. The occupancy level for the Northlake property remained unchanged with occupancy at 98% for June 30, 1996 and December 31, 1995.

      Total expenses for the six months ended June 30, 1996 increased to $9,030,776 from $4,083,148 for the six months ended June 30, 1995. This increase is primarily due to increases in expenses from property operating activities of approximately $4,378,000 and an increase in total other expenses of approximately $569,000. The increase in property operating expenses for the six months ended June 30, 1996 is primarily attributable to the 1996 acquisition of the Midwest property (See Liquidity and Capital Resources for further details) and the acquisition of the Willowbrook, Northlake, Quantum, Lexington, Newtown and Woodcrest properties during the last seven months of 1995 which accounted for approximately $4,055,000 of this increase. Excluding the Trust's acquisitions during 1996 and 1995, total expenses from property operating activities for the six months ended June 30, 1996 increased approximately $323,000 of which approximately $135,000 is attributable to an increase in interest expense on a mortgage loan in the amount of $6,200,000 collateralized by the Florida Power and Light property in March 1996. In addition, approximately $117,000 is attributable to increases in repairs and maintenance expense at the Colonial Courts, Hallmark and Milwaukee properties. The remaining $71,000 increase in property operating expenses is the result of an increase in depreciation expense and other miscellaneous property expenses.

      Total other expenses increased due primarily to increases in other professional fees, general and administrative expenses and amortization of deferred loan fees and financing costs partially offset by a decrease in trustees' fees, expenses and insurance costs. Other professional fees increased due primarily to the newly acquired assets pursuant to the Trust's investment efforts. The increase in general and administrative expenses is attributable to an increase in expenses incurred on the Trust's behalf by Banyan Management Corp in connection with supervising the newly acquired assets and an increase in incentive compensation payable to Mr. Levine and earned on the performance of the Trust's investment activities. Amortization of deferred loan fees and financing costs increased primarily due to costs associated with modifying the Trust's line of credit during the fourth quarter of 1995 and with the replacement of a letter of credit associated with the Colonial Courts property in April 1996. Further contributing to the increase in total other expenses for the six months ended June 30, 1996 was a charge against recovery of losses on loans, notes, and interest receivable of $155,834 for the six months ended June 30, 1995 in respect of the Trust's interest in the liquidating trust. The decrease in trustees' fees, expenses and insurance resulted from a decrease in the premium for insurance coverage for 1996 as compared to the same period in 1995.

      Net loss from operations of real estate ventures for the six months ended June 30, 1996 of $97,014 includes the losses incurred from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. Net income from operations of real estate ventures of $392,600 for the six months ended June 30, 1995 resulted from the income from operations and gain on the sale of the Plaza at Westminster property of $460,184 which was offset by a loss from operations of $67,584 on the H Street Assemblage. The Plaza at Westminster property was sold in June 1995 to an unaffiliated third party. The net loss at the H Street Assemblage for the six months ended June 30, 1996 as compared to the same period in 1995 increased slightly due to an increase of approximately $74,000 in real estate tax expense resulting from a property reassessment during 1996 of the H Street Assemblage. The Venture is currently appealing this reassessment. The H Street Venture completed and obtained the zoning, entitlement and historic preservation rights for the development of an approximately 330,000 square foot commercial building on the H Street Assemblage. The H Street Venture has not made any significant capital expenditures on the H Street Assemblage and is allowing occupancy to decline by selectively retenanting the Victor Building at the H Street Assemblage with short term leases so that the building will be more marketable to a potential buyer which may desire to vacate the Victor Building before its redevelopment. The H Street Venture is currently marketing the H Street Assemblage for sale. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to sell the property. Upon the sale of the H Street Assemblage, it is the Trust's intent to redeploy its portion of all cash proceeds derived from its sale into new real estate investments. For the three months ended June 30, 1996, the Trust realized a net loss from operations of real estate ventures of $58,707 as compared to net income of $365,977 for the same period in 1995. The above comparison and description of the operations of the H Street Venture for the six months ended June 30, 1996 compared to the same period in 1995 applies to the three month periods ended June 30, 1995 and June 30, 1996.

      The factors discussed above resulted in consolidated net income of $1,269,153 ($0.12 per share) for the six months ended June 30, 1996 as compared to consolidated net income of $1,452,561 ($0.14 per share) for the six months ended June 30, 1995.

      Total income for the three months ended June 30, 1996 increased to $5,440,777 from $2,658,097 for the three months ended June 30, 1995. The increase for the three months ended June 30, 1996 when compared to the same period in 1995 is due to increases in property operating revenue of approximately $3,049,000 (as discussed below) partially offset by a decrease in total income from lending and investing activities of approximately $266,000. Interest and amortized discount on mortgage loans decreased for the three months ended June 30, 1996 when compared to the same period in 1995 due to the Trust's termination of the amortization of the purchase discount on the Karfad Associates Loan to parties affiliated with Karfad Associates as discussed above. Interest income on investments for the quarter ended
June 30, 1996 decreased when compared to the prior year's period as a result of a decrease in cash available for investment due primarily to the investment of cash pursuant to the acquisitions of the Willowbrook, Northlake, Bluegrass, Lexington, Newtown, and
Woodcrest properties during 1995 and the Midwest property in 1996 (See Liquidating and Capital Resources above for further details regarding the 1996 acquisition of the Midwest property.)

      Industrial property operating income increased by approximately $992,000 as a result of the acquisitions of the Willowbrook, Quantum, Lexington and Newtown properties during 1995 which contributed to an increase in income of approximately $136,000, $253,000, $346,000 and $167,000, respectively. In addition, the income at the Milwaukee Industrial properties increased by approximately $80,000 for the quarter ended June 30, 1996 when compared to the same period in 1995 due to an increase in occupancy and tenant expense chargebacks in 1996 as discussed above.

      Residential property operating revenue remained relatively stable for the three months ended June 30, 1996 as compared to the same period in 1995.

      Commercial property operating revenue increased by approximately $985,000 which is attributable to the acquisitions of the Woodcrest and Midwest properties. The acquisition of the Woodcrest and Midwest properties in December 1995 and April 1996, respectively, resulted in increases in total income for the three months ended June 30, 1996 of approximately $780,000 and $175,000, respectively, when compared to the same period in 1995. The remaining increase in total income of approximately $30,000 resulted from annual rent adjustments and occupancy increases at the Colonial Penn and Florida Power and Light properties as mentioned above.

      Retail property operating revenue of approximately $1,068,000 for the three months ended June 30, 1996 represents income generated by the Northlake Tower Shopping Center property acquired in July 1995.

      Total expenses for the three months ended June 30, 1996 increased to $4,621,024 from $2,228,171 for the three months ended June 30, 1995. This increase is due to increases in expenses from property operating activities of approximately $2,178,000 and an increase in total other expenses of approximately $215,000. The increase in property operating expenses for the three months ended June 30, 1996 is primarily attributable to the 1996 and 1995 acquisitions, as discussed above, which accounted for approximately $2,054,000 of this increase. Excluding the Trust's acquisitions during 1996 and 1995, total expenses from property operating activities for the three months ended June 30, 1996 increased approximately $124,000 of which $112,000 is attributable to an increase in interest expense relating to the mortgage loan collateralized by the Florida Power and Light property as discussed above. Total other expenses increased due to increases in shareholder expenses, other professional fees, general and administrative expenses and amortization of deferred loan fees and financing costs partially offset by a decrease in trustees' fees, expenses
and insurance costs.   Other professional fees increased due primarily to the
newly acquired assets pursuant to the Trust's investment efforts. The increase in general and administrative expenses is attributable to an increase in expenses incurred on the Trust's behalf by Banyan Management Corp. in connection with supervising the newly acquired assets and an increase in incentive compensation earned on the performance of the Trust's investment activities. Amortization of deferred loan fees and financing costs increased primarily due to costs associated with modifying the Trust's line of credit and replacing the Colonial Courts letter of credit as discussed earlier. The decrease in trustees' fees, expenses and insurance resulted from a decrease in the premium for insurance coverage for 1996 as compared to the same period in 1995.

      The factors discussed above resulted in consolidated net income of $643,112 ($0.06 per share) for the three months ended June 30, 1996 as compared to consolidated net income of $788,382 ($0.08 per share) for the three months ended June 30, 1995.

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

      For the six months ended June 30, 1996 and 1995, the Trust's operations, including interest on the Karfad Loan Portfolio, generated FFO of $2,323,507 ($0.22 per share) and $1,389,649 ($0.13 per share), respectively. For the quarter ended June 30, 1996 and 1995, the Trust's operations, including interest on the Karfad Loan Portfolio, generated FFO of $1,180,369 ($0.11 per share) and $627,955 ($0.06 per share), respectively. FFO increased for the six and three months ended June 30, 1996 as a result of the Trust's 1995 and 1996 investment activities and property acquisitions.

FFO for the six months ended June 30, 1996 and 1995 is calculated as follows:

                                     1996                  1995

Net Income                      $1,269,153           $1,452,561

Plus:
  Depreciation expense           1,112,990              492,225
  Depreciation included
    in Operations of
    Real Estate Ventures            15,238               35,145
  Lease Commission
    Amortization                    33,393               15,259

Less:
  Minority Interest
    Share of Depre-
    ciation Expense               (102,824)             (29,609)

  Minority Interest
    Share of Lease
    Commission
    Amortization                    (4,443)              (1,526)

  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                        ---              (155,834)

Gain on Disposition
  of Investment in
  Real Estate Venture                 ---              (418,572)
                                ----------           ----------

Funds From Operations           $2,323,507           $1,389,649
                                ==========           ==========


      The Trust paid distributions equal to $0.10 per share on May 22, 1996 and May 20, 1995 for the first quarter of 1996 and 1995, respectively. On July 9, 1996, the Trust declared a cash distribution for the second quarter of 1996 of $0.10 per share payable August 20, 1996 to shareholders of record on July 23, 1996.

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

      Investment Activities assets include (1) interest in real estate assets comprised of six industrial buildings, two apartment complexes, five commercial office buildings, a retail center and a portfolio of mortgage loans, (2) the Trust's investment securities and (3) a portion of the Trust's cash and cash equivalents.

      Due to the increasing significance of the Trust's property acquisitions and Investment Activities, effective January 1, 1996 the Trust has elected not to provide detailed supplemental financial information in the accompanying consolidated balance sheets, statements of income and expenses and cash flows. The Trust has determined that the supplemental information representing the operating results of the Trust will be equally meaningful on a summarized basis as the information previously provided on a detailed basis in the financial statements. Other expenses allocated to Investment Activities represent the incremental costs of managing the related assets. Summarized supplemental operating results of the Trust's Investment Activities for the six months ended June 30, 1996 and 1995 has been provided below.


                           FOR THE SIX MONTHS ENDED
                                   JUNE 30,

                                    1996              1995

Income from Property
  Operating Activities             $10,196,892       $4,250,258

Income on Mortgage
  Loans Receivable                     355,901          501,077
Income on Investments                   34,383          317,250
                                    ----------       ----------
Total Income                        10,587,176        5,068,585
                                    ----------       ----------
Expenses from Property
  Operating Activities               7,512,350        3,134,002
Other Expenses                       1,043,665          537,497
                                    ----------       ----------
Total Expenses                       8,556,015        3,671,499
                                    ----------       ----------
Income Before Minority
  Interest                           2,031,161        1,397,086
Minority Interest in
  Consolidated
  Partnerships                        (220,487)         (24,463)
                                    ----------       ----------

Net Income                          $1,810,674       $1,372,623
                                    ==========       ==========

Net Income Per Share                $     0.17       $     0.13
                                    ==========       ==========
FUNDS FROM OPERATIONS

Net Income                          $1,810,674       $1,372,623
Plus:
  Depreciation and
    Amortization                     1,146,383          507,484
Less:
  Minority Interest
    Share of Depre-
    ciation and Amor-
    tization                          (107,267)         (31,135)
                                    ----------       ----------
Investment Funds From
  Operations                        $2,849,790       $1,848,972
                                    ==========       ==========
Investment Funds From
  Operations Per Share              $     0.27       $     0.18
                                    ==========       ==========



                         FOR THE THREE MONTHS ENDED
                                   JUNE 30,


                               1996          1995

Income from Property
  Operating Activities    $ 5,236,186       $2,187,510
Income on Mortgage
  Loans Receivable            177,405          254,257
Income on Investments          13,655          199,536
                           ----------       ----------
Total Income                5,427,246        2,641,303
                           ----------       ----------
Expenses from Property
  Operating Activities      3,832,576        1,655,056
Other Expenses                567,166          303,342
                           ----------       ----------
Total Expenses              4,399,742        1,958,398
                           ----------       ----------


Income Before Minority
  Interest                  1,027,504          682,905
Minority Interest in
  Consolidated Part-
  nerships                   (117,934)          (7,521)
                           ----------       ----------

Net Income                 $  909,570       $  675,384
                           ==========       ==========

Net Income Per Share       $     0.09       $     0.06
                           ==========       ==========

FUNDS FROM OPERATIONS

Net Income                 $  909,570       $  675,384
Plus:
  Depreciation and
  Amortization                587,606          256,125
Less:
  Minority Interest
  Share of Depreciation
  and Amortization            (52,838)         (15,689)
                           ----------       ----------
Investment Funds From
  Operations               $1,444,338       $  915,820
                           ==========       ==========
Investment Funds From
  Operations Per Share     $     0.14       $     0.09
                           ==========       ==========


                           PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Trust held its 1995 Annual Meeting of Shareholders on June 27, 1996.

      There were two proposals considered at the Meeting.

      Proposal #1 was to elect three Class A Trustees to hold office for one year or otherwise as provided in the Trust's amended and restated Declaration of Trust.

      Proposal #2 was to concur in the selection of Ernst & Young LLP as the Trust's independent public accountants for the fiscal year ended December 31, 1996.

      The following votes were cast or abstained from voting in connection with the proposals in the manner as set forth:


        PROPOSAL #1

SLATE OF TRUSTEES ELECTED      FOR       WITHHELD

Walter E. Auch, Sr.          5,379,253   1,626,494
Norman M. Gold               5,390,227   1,615,520
Marvin A. Sotoloff           5,388,027   1,617,720

        PROPOSAL #2
                               FOR        AGAINST      ABSTAIN

                             6,856,036     46,806      102,905



                           PART II - OTHER INFORMATION


ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference from the Trust's Annual Report on Form 10K for the year ended December 31, 1995:

      Exhibits

      The following exhibits are incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169), referencing the exhibit number used in such Registration Statement.

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

              (21)      Subsidiaries of the Trust

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                           Date:  August 14, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                              Date:  August 14, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer