Form 10-Q
period 1996-09-30
BANYAN STRATEGIC REALTY TRUST
filed 1996-11-14
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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



Shares of beneficial interest outstanding as of November 14, 1996: 10,478,971

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)


ASSETS                            1996           1995

Cash and Cash Equivalents      $ 4,582,945   $  5,500,215
Interest Receivable on
  Investments                       14,783         70,352
Interest Receivable on
  Mortgage Loans                     ---           60,780
Accounts Receivable              1,036,596        528,029
                              ------------   ------------
                                 5,634,324      6,159,376
                              ------------   ------------

Mortgage Loans
  Receivable (Net of
  Unamortized Discount)               ---       5,433,094

Investment in Real Estate,
  at cost:
  Land                          15,206,094     12,809,994
  Building                      76,968,668     74,343,233
  Building Improvements          4,485,390      3,046,838
                              ------------   ------------
                                96,660,152     90,200,065

  Less: Accumulated
    Depreciation                (4,039,316)    (2,337,095)
                              ------------   ------------
                                92,620,836     87,862,970
                              ------------   ------------

Investment in Real Estate
  Venture                        8,969,801      8,895,678
Deferred Financing Costs
  (Net of Accumulated
  Amortization of
  $563,131 and $224,020,
  respectively)                  1,486,046      1,188,174
Other Assets                     1,536,886      1,225,480
                              ------------   ------------
Total Assets                  $110,247,893   $110,764,772
                              ============   ============





LIABILITIES AND SHAREHOLDERS'
  EQUITY
                                  1996           1995
Liabilities
Accounts Payable and
  Accrued Expenses             $ 1,193,444     $1,346,708
Accrued Real Estate Taxes        1,177,327        703,919
Mortgage Loans Payable          43,885,005     43,522,181
Bond Payable                     5,500,000      5,500,000
Accrued Interest Payable              ---          93,325
Unearned Revenue                   138,428         94,002
Security Deposit
  Liabilities                      481,505        439,135
                              ------------   ------------
Total Liabilities               52,375,709     51,699,270
                              ------------   ------------


Minority Interest in
  Consolidated
  Partnerships                   2,340,281      2,190,098

Shareholders' Equity
Shares of Beneficial Inter-
  rest, No Par Value, Un-
  limited Authorization;
  12,001,620 and 11,999,787
  Shares Issued, respec-
  tively                       106,694,912    106,687,212
Accumulated Deficit            (43,797,060)   (42,445,859)
Treasury Shares at Cost,
  1,522,649 Shares              (7,365,949)    (7,365,949)
                              ------------   ------------
Total Shareholders' Equity      55,531,903     56,875,404
                              ------------   ------------

Total Liabilities and Share-
  holders' Equity             $110,247,893   $110,764,772
                              ============   ============

Book Value Per Share of
  Beneficial Interest
  (10,478,971 and
  10,477,138 Shares
  Number of Outstanding,
  respectively)               $       5.30   $       5.43
                              ============   ============




The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                        1996             1995

REVENUE
  Rental Income                    $ 13,742,193      $ 6,606,765
  Operating Cost Reimbursement        1,446,692          565,219
  Miscellaneous Tenant Income           166,095          139,938
  Interest and Amortized
    Discount on Mortgage Loans          441,725          761,181
  Income on Investments                 105,667          548,092
                                    -----------      -----------
Total Revenue                        15,902,372        8,621,195
                                    -----------      -----------
EXPENSES
  Operating Property Expenses         3,147,342        1,897,504
  Repairs and Maintenance             1,636,915          866,604
  Real Estate Taxes                   1,272,835          745,134
  Interest Expense                    2,976,172          911,109
  Ground Lease Expense                  648,025          106,452

  Depreciation and Amorti-
    zation                            1,760,892          874,146
  General and Administrative          1,903,225        1,467,700
  Amortization of Deferred
    Loan Fees and Financing
    Costs                               351,963          172,057
  Recovery of Losses on
    Loans, Notes and Interest
    Receivable                          (14,059)        (155,834)
                                    -----------      -----------
Total Expenses                       13,683,310        6,884,872
                                    -----------      -----------
Income Before Minority
  Interest and Income
  (Loss) from Operations
  of Real Estate Ventures             2,219,062        1,736,323

Minority Interest in
  Consolidated Partnerships            (349,390)         (80,359)

Income (Loss) from Operations
  of Real Estate Ventures               (77,365)         649,274
                                    -----------      -----------
Net Income                          $ 1,792,307      $ 2,305,238
                                    ===========      ===========
Earnings Per Share of
  Beneficial Interest
  (10,478,222 and
  10,473,048 Weighted
  Average Number of Shares
  Outstanding, respectively)        $      0.17      $      0.22
                                    ===========      ===========





The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                        1996         1995
REVENUE

  Rental Income                     $ 4,761,231  $ 2,731,001
  Operating Cost Reimbursement          347,556      294,163
  Miscellaneous Tenant Income            49,301       36,500
  Interest and Amortized
    Discount on Mortgage Loans           85,824      260,104
  Income on Investments                  41,030      131,855
                                    -----------  -----------
Total Revenue                         5,284,942    3,453,623
                                    -----------  -----------
EXPENSES
  Operating Property Expenses         1,138,109      674,734
  Repairs and Maintenance               584,437      377,126
  Real Estate Taxes                     377,823      288,707
  Interest Expense                      996,667      453,266
  Ground Lease Expense                  218,286      106,452
  Depreciation and Amortization         614,509      366,662

  General and Administrative            606,779      475,516
  Amortization of Deferred Loan
    Fees and Financing Costs            129,983       59,261
  Recovery of Losses on Loans,
    Notes and Interest
    Receivable                          (14,059)         ---
                                    -----------  -----------
Total Expenses                        4,652,534    2,801,724
                                    -----------  -----------

Income Before Minority
  Interest and Income
  from Operations of Real
  Estate Ventures                       632,408      651,899

Minority Interest in
  Consolidated Partnerships            (128,903)     (55,896)

Income from Operations of
  Real Estate Ventures                   19,649      256,674
                                    -----------  -----------
Net Income                          $   523,154  $   852,677
                                    ===========  ===========
Earnings Per Share of
  Beneficial Interest
  (10,478,971 and
  10,476,876 Weighted
  Average Number of
  Shares Outstanding,
  respectively)                     $      0.05  $      0.08
                                    ===========  ===========





The accompanying notes are an integral part of the consolidated financial statements.



                          BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                           Shares of
                                      Beneficial Interest             Accumulated           Treasury
                                Shares              Amount               Deficit            Shares              Total

Shareholders'
Equity,
December 31, 1995
                              11,999,787         $106,687,212         $(42,445,859)       $(7,365,949)       $56,875,404

Award Shares
  Issued                           1,833                7,700                 ---                ---               7,700


Net Income                         ---                  ---              1,792,307               ---           1,792,307


Dividends
Paid                               ---                  ---             (3,143,508)              ---          (3,143,508)
                             -----------         ------------         ------------        -----------        -----------
Shareholders'
Equity,
September 30,
1996                          12,001,620         $106,694,912         $(43,797,060)       $(7,365,949)       $55,531,903
                             ===========         ============         ============        ===========       ===========



      The accompanying notes are an integral part of the consolidated financial statements.



                         BANYAN STRATEGIC REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                          1996           1995
 CASH FLOWS FROM OPERATING
   ACTIVITIES:


 NET INCOME                           $ 1,792,307     $ 2,305,238
 Adjustments to Reconcile Net
   Income to Net Cash
   Provided By Operating
   Activities:
   Amortization of Premium
     on Investment Securities                ---           10,596
   Recovery of Losses on Loans,
     Notes and Interest
     Receivable                           (14,059)       (155,834)
   Depreciation and Amortization        2,112,855       1,046,203
   Amortization of Discount on
     Mortgage Loans Receivable            (34,547)       (272,890)
   Net Loss (Income) From
     Operation of Real Estate
     Ventures                              77,365        (649,274)
   Minority Interest Particip-
     ation in Consolidated
     Partnerships                         349,390          80,359
   Incentive Compensation
     Expense                               50,887            ---

 Net Change In:
   Interest Receivable on
     Mortgage Loans and
     Investments                          116,349         (11,291)
   Accounts Receivable                   (508,567)       (226,630)
   Other Assets                          (316,427)         69,331
   Accounts Payable and
     Accrued Expenses                     102,482         313,931
   Accrued Interest Payable               (93,325)        (26,005)
   Accrued Real Estate
     Tax Payable                          468,356         180,464
   Unearned Revenue                        47,990             556
   Security Deposit Liability               6,275           9,743
                                      -----------     -----------
 Net Cash Provided By
   Operating Activities                 4,157,331       2,674,497
                                      -----------     -----------
 CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Acquisition of Real Estate
      Assets                           (5,021,535)    (26,060,265)
   Investment In Real Estate
     Ventures, Net                       (151,488)        (57,935)

   Proceeds From Sale of
     Investment in Real Estate
     Venture                                 ---        1,931,467
   Proceeds From Sale of
     Mortgage Loans Receivable          5,440,047             ---
   Additions to Investment in
     Real Estate                       (1,438,552)       (531,214)
   Payment of Liabilities
     Assumed at Acquisition
     of Real Estate Assets               (315,000)         51,408
   Recovery of Losses on Loans,
     Notes and Interest
     Receivable                            14,059         155,834
   Purchase of Investment
     Securities                          (839,679)     (1,493,360)
   Proceeds From Sale and
     Maturities of Investment
     Securities                           817,314       2,500,000
   Principal Payments on
     Investment Securities                 22,365             ---
   Principal Collections on
     Mortgage Loans Receivable             14,742          32,610
   Due from Affiliates                       ---          730,229
                                      -----------     -----------
 Net Cash Used In Investing
   Activities                          (1,457,727)    (22,741,226)
                                      -----------     -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds From Mortgage
     Loans Payable                     11,545,000      15,706,807
   (Distributions To) Invest-
     ment From Minority
     Partners                            (199,207)      1,525,671
   Deferred Financing Costs              (636,983)       (198,271)
   Principal Payments on
     Mortgage Loans Payable           (11,182,176)       (125,328)
   Dividends Paid to
     Shareholders                      (3,143,508)     (3,142,538)
                                      -----------      ----------

   Net Cash (Used In)
     Provided By Financing
     Activities                        (3,616,874)     13,766,341
                                      -----------     -----------
   Net Decrease In Cash and
     Cash Equivalents                    (917,270)     (6,300,388)

   Cash and Cash Equivalents
     at Beginning of Period             5,500,215      14,769,170
                                      -----------     -----------
   Cash and Cash Equivalents
     at End of Period                 $ 4,582,945     $ 8,468,782
                                      ===========     ===========






The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Venture is accounted for on the equity method.

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to the previously reported 1995 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and for the nine and three months ended September 30, 1996 and 1995. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust. Net income for the nine and three months ended September 30, 1995 have been reduced by $208,592 and $104,425, respectively, from amounts originally reported to reflect adjusted allocation of administration costs from Banyan Management Corp. This allocation adjustment had no effect on net income for the year ended December 31, 1995. No other allocation adjustments have been made to the 1995 operating results.

2.    MORTGAGE LOANS PAYABLE

      FLORIDA POWER AND LIGHT

      On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan, in the amount of $6,200,000, bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 due upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $6,200,000 as discussed below.

      WOODCREST OFFICE PARK

      On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a limited partnership between a subsidiary of the Trust, as general partner, and Mr. Daniel Smith as a limited partner, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan, in the amount of $7,250,000, bears interest at a fixed rate of 8.25% per annum, matures on August 1, 2003 and requires monthly payments of principal based upon a twenty-five year amortization schedule with a balloon payment of approximately $6,435,000 due upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $7,000,000 as discussed below. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date of August 1, 2003.

      LINE OF CREDIT

      On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Original Line") with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an agreement modifying the Original Line by increasing the amount the Trust can borrow from $15,000,000 to $30,000,000 (the "Modified Line"). As of December 31, 1995, the
Trust had utilized approximately $25,725,000 of the $30,000,000 available under the Modified Line. On March 13 and July 15, 1996, in conjunction with obtaining mortgage loans collateralized by the Florida Power and Light and Woodcrest Office Park properties as discussed above, the Trust paid down the revolving line of credit in the amounts of $6,200,000 and $7,000,000, respectively. In addition, on April 15, 1996, the Trust replaced a $5,624,315 letter of credit previously issued by ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the like amount by Citizen's National Bank of Evansville (See Note 6, Letter of Credit, for details). The Trust borrowed $1,000,000 under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. (See Note 4, Investment in Real Estate, for further details.) On June 28 and July 31, 1996, the Trust sold its interest in the Karfad loan portfolio (See Note 5, Mortgage Loans Receivable, for further details). On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3,900,000 of the Modified Line. As a result of the above transactions, as of September 30, 1996, the Trust had an outstanding balance of $4,000,000 of the $30,000,000 available under the Modified Line.

3.    TRANSACTIONS WITH AFFILIATES

      Administrative costs, primarily salaries and general and administrative expenses are incurred on the Trust's behalf by Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the nine months ended September 30, 1996 and 1995 aggregated $985,820 and $832,074, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of September 30, 1996, the Trust had a net payable due to BMC of $2,395. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

4.    INVESTMENT IN REAL ESTATE

      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Office Center property (the "Midwest Property"), a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,987,000. The Trust contributed capital in BMMLP upon acquisition of the property of approximately $1,692,000 of which the Trust borrowed $1,000,000 under its line of credit as discussed above. The Trust contributed an additional $147,000 for cash reserves which are held by BMMLP for improvements and lease-up at the property. The Trust is entitled to receive a cumulative preferred return of 12% compounded annually on its total capital contribution to BMMLP. After the Trust receives its preferred return, the excess cash, if any, from operations is distributed 85% to BSRT and 15% to Morgan. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

5.    MORTGAGE LOANS RECEIVABLE

      Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996 with a foreclosure and a direct action against the grantors pending. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower pursuant to which the Karfad Loan, as well as four related loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), were sold at an amount equal to the Trust's December 31, 1995 carrying values totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of these loans. In addition, the Agreement required the Borrower to make all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Karfad Loan from January 1, 1996 through the date of sale in the amount of approximately $407,000. As a result of the Agreement, the Trust terminated the recognition of income from the amortization of the Loan's purchase discount effective January 1, 1996. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.

6.    LETTER OF CREDIT

      On April 15, 1996, the Trust replaced a letter of credit issued by American National Bank and Trust Company in the face amount of $5,624,315 which served as collateral for the multi-family housing bonds issued by the County of Franklin, Ohio in the amount of $5,500,000 with an irrevocable letter of credit in the amount of $5,624,315 issued by Citizens National Bank of Evansville ("Replacement LOC"). The bonds are also secured by a first mortgage on the Colonial Courts Apartments property. The Replacement LOC is confirmed by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit have a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC is equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit is approximately $2,800. In consideration of its assistance in obtaining the Replacement LOC and in accordance with the Trust's obligations under the partnership agreement, the Trust increased the limited partnership interest of PHC General Partnership in the BSRT Colonial Courts Limited Partnership from 10% to 25%.

7.    AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

      Pursuant to the amended employment agreement of the Trust's president, Leonard G. Levine, all incentive amounts earned by Mr. Levine subsequent to January 1, 1993 are paid 80% in cash in the year following the period for which the incentive is earned and 20% in shares of beneficial interest of the Trust ("Award Shares"). During the nine months ended September 30, 1996, Mr. Levine was paid $66,985 representing 80% of the incentive earned for the fiscal year ended December 31, 1995. In addition, on April 22, 1996, the Trust issued 1,833 Award Shares to Mr. Levine, valued at $4.20 per share or $7,700, representing 20% of Mr. Levine's 1995 incentive compensation. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares are restricted as to transfer and held in escrow by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of: (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or (iii) the permanent disability or death of Mr. Levine. The issue price of any Award Shares is based upon the average closing price of the Trust's shares for the five business days ended prior to December 31 of the year in question. All Award Shares issued to Mr. Levine are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding. All Award Shares issued to Mr. Levine will be forfeited by Mr. Levine if he fails to be employed by the Trust on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to receive his share (represented by the Award Shares) of any cash distributions paid by the Trust in consideration of outstanding shares.

8.    SUBSEQUENT EVENTS

      DIVIDEND AND DISTRIBUTIONS PAID

      On October 4, 1996, the Trust declared a cash distribution for the quarter ended September 30, 1996 of $0.10 per share payable November 20, 1996 to shareholders of record on October 21, 1996.

      DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

      On October 4, 1996, the H Street Venture and the United States General Services Administration ("GSA") entered into an agreement whereby GSA agreed to purchase approximately 3,500 square feet of the Venture's land for a purchase price of $1,680,000. GSA has also agreed to pay the Venture $150,000 in consideration of the Venture's expenses in connection with this transaction. The agreement is subject to certain contingencies including the Venture obtaining appropriate approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that will be required as a result of this sale. In the event the aforesaid approvals are not obtained, the Venture is not obligated to complete the sale to GSA. The closing is scheduled to take place no later than March 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Banyan Strategic Realty Trust (the "Trust") is a Massachusetts business trust which owns, through various subsidiaries or partnerships which it controls, interests in industrial, residential, commercial and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States. The current business plan of the Trust is to invest its remaining cash and cash equivalents and cash proceeds generated from the financing of certain current property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time.

      Some of the statements contained in this quarterly report are forward looking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect liquidity and capital resources as well as results of operations are: (i) the Trust's ability to secure mortgage financing for its Lexington and Newtown properties at terms consistent with its permanent financing on other of its properties; (ii) the Trust's ability, in respect of its interest in the H Street Venture, to sell the property to a real estate developer or end user for end use as an office building; (iii) the Trust's ability to invest the proceeds from either of the aforementioned sources into operating properties at yields greater than the Trust's weighted average interest rate on its mortgage loans and bonds payable of 7.4% at September 30, 1996; (iv) the continued occupancy by and the financial solvency of the major tenants at the Trust's Colonial Penn and Florida Power and Light properties; (v) leasing and occupancy risks in light of the 26% of the tenant leases that are scheduled for renewal during 1997 at the Trust's properties; (vi) market conditions and rental rates where the Trust's properties are located.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was $4,582,945 and $5,500,215, respectively. The decrease in total cash and cash equivalents of $917,270 is due to $4,157,331 cash provided from operating activities, less $1,457,727 cash used in investing activities, less $3,616,874 cash used in financing activities.

      Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $1.5 million for the nine months ended September 30, 1996 to approximately $4.2 million from approximately $2.7 million for the same period in 1995. Primarily contributing to this increase was the net operating income provided by the property acquisition in 1996 and the six properties acquired in the final seven months of 1995.

      Cash Flow From Investing Activities: During the nine months ended September 30, 1996, the Trust utilized approximately $1.5 million in investing activities compared to approximately $22.7 million for the same period in 1995. The cash flow utilized in investing activities for the nine months ended September 30, 1996 was due to the acquisition of the Midwest Office Center property for approximately $5 million (the "Midwest Property") (see below for further detail), $315,000 in payment of liabilities assumed at acquisition of real estate and capital improvements at its various properties in the amount of approximately $1,439,000 offset by proceeds from the sale of mortgage loans receivable in the amount of approximately $5,440,000. (See below for further discussion regarding the 1996 sale of the Trust's interest in the Karfad Loan Portfolio). During the same period in 1995, the Trust paid approximately $26 million to complete the acquisitions of the Willowbrook, Northlake and Bluegrass properties and approximately $531,000 for capital improvements at its properties offset by approximately $1.9 million of proceeds from the sale of the Plaza at Westminster property (proceeds from the sale of investment in real estate venture), approximately $1 million in net proceeds from the sale of investment securities, $730,229 in repayment of amounts due from affiliates and $155,834 received in respect of its interest in a liquidating trust.

      Cash Flow From Financing Activities: For the nine months ended September 30, 1996, the Trust utilized cash flow from financing activities of approximately $3.6 million compared to generating approximately $13.8 million for the same period in 1995. The cash flow used for financing activities for the nine months ended September 30, 1996 was primarily for principal payments on mortgage loans in the amount of approximately $11.2 million, $10.9 million of which represents a paydown of the Trust's line of credit and the balance represented principal payments of other mortgage loans. In addition, the Trust paid $636,983 of deferred financing costs, paid dividends to shareholders of approximately $3.1 million and received contributions by minority partners of approximately $1.5 million in connection with the July 1995 acquisition of the Northlake property. Offsetting these uses was the receipt of approximately $11.5 million of proceeds from mortgage loans payable, approximately $7.3 million which consisted of proceeds from a first mortgage loan on the Woodcrest property, approximately $3.3 million of which consisted of proceeds from a first mortgage loan on the Midwest property and the balance of which was drawn on the Trust's line of credit (see below). During the period, the Trust also executed a first mortgage loan collateralized by the Florida Power and Light building in the amount of $6.2 million and utilized these proceeds to reduce its borrowing on its line of credit. (See below for details). For the nine months ended September 30, 1995, the Trust received approximately $15.7 million of proceeds from mortgage loans payable which were utilized to acquire the Willowbrook, Northlake and Bluegrass properties. Primarily offsetting these proceeds were dividends paid to shareholders in the amount of approximately $3.1 million.

      An objective of the Trust is to provide cash distributions to its shareholders from cash generated from the Trust's operations as discussed above. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard which it believes better reflects operating property performance. Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles, excluding extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization from real property and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to be a measure of the cash generated by a REIT nor its distribution paying capacity. However, a REIT's distribution can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

      For the nine months ended September 30, 1996 and 1995, the Trust's operations generated FFO of $3,390,766 and $2,587,775, respectively. For the quarter ended September 30, 1996 and 1995, the Trust's operations generated FFO of $1,067,259 and $1,198,126, respectively. FFO increased for the nine and three months ended September 30, 1996 as a result of the Trust's 1995 and 1996 property acquisitions.

      FFO for the nine months ended September 30, 1996 and 1995 is calculated as follows:

                                 1996           1995

Net Income                   $1,792,307     $2,305,238

Plus:
  Depreciation expense        1,702,221        851,475
  Depreciation included
    in Operations of
    Real Estate Ventures         22,856         42,763
  Lease Commission
    Amortization                 58,671         22,671

Less:
  Minority Interest
    Share of Depreci-
    ation Expense              (163,491)       (66,610)
  Minority Interest
    Share of Lease
    Commission
    Amortization                 (7,739)        (2,638)
  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                  (14,059)      (155,834)


Gain on Disposition
  of Investment in
  Real Estate Venture               ---       (409,290)
                             -----------    -----------


Funds From Operations        $3,390,766     $2,587,775
                             ==========     ==========


      On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Property, a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,987,000. The Trust contributed capital in BMMLP upon acquisition of the property of approximately $1,692,000, of which the Trust borrowed $1,000,000 under its line of credit. The Trust contributed an additional $147,000 for cash reserves which
are held by BMMLP for improvements and lease-up at the property.   The Trust is
entitled to receive a cumulative preferred return of 12% compounded annually on its total capital contribution to BMMLP. After the Trust receives its preferred return, the excess cash, if any, from operations is distributed 85% to BSRT and 15% to Morgan. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity.

      The Trust did not have any mortgage loans receivable outstanding as of September 30, 1996. As of December 31, 1995, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with an aggregate carrying value totaling $5,433,094. During the nine months ended September 30, 1996, the Trust received principal and interest payments totalling $14,742 and $467,958, respectively. During the nine months ended September 30, 1995, the Trust received principal and interest payments totalling $32,610 and $487,493, respectively. Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to its Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996 with a foreclosure and a direct action against the grantors pending. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower pursuant to which the Karfad Loan, as well as four related loans to parties affiliated with Karfad Associates (collectively the "Loan Portfolio"), were sold at an amount equal to the Trust's December 31, 1995 carrying values totalling approximately $5,440,000. On June 28
and July 31, 1996, the Trust completed the sale of these loans.   In addition,
the Agreement required the Borrower to make all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Karfad Loan from January 1, 1996 through the date of sale in the amount of approximately $407,000. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.

      On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan, in the amount of $6,200,000, bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 due upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $6,200,000 as discussed below.

      On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a limited partnership between a subsidiary of the Trust, as general partner, and Mr. Daniel Smith as a limited partner, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan, in the amount of $7,250,000, bears interest at a fixed rate of 8.25% per annum, matures on August 1, 2003 and requires monthly payments of principal based upon a twenty-five year amortization schedule with a balloon payment of approximately $6,435,000 due upon maturity. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit with American National Bank in the amount of $7,000,000 as discussed below. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date of August 1, 2003.

      On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Original Line") with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an agreement modifying the Original Line by increasing the amount the Trust can borrow from $15,000,000 to $30,000,000 (the "Modified Line"). During the initial term and any extension, the Trust must pay interest only at the rate of LIBOR plus 2.25% or Prime plus .25% at the election of the Trust. In addition, the Trust is required to pay the Bank an unused facility fee of one-half of one percent per annum multiplied by the average portion of the Modified Line's maximum commitment that is undrawn from time to time. As of December 31, 1995, the Trust had utilized approximately $25,725,000 of the $30,000,000 available under the Modified Line. On March 13, 1996, the Trust reduced its borrowing under the Modified Line in the amount of $6,200,000. In addition, on April 15, 1996, the Trust replaced a $5,624,315 letter of credit previously issued by ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the like amount issued by Citizen's National Bank of Evansville. The Trust borrowed $1,000,000 under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. On July 15, 1996, the Trust reduced its borrowing under the Modified Line in the amount of $7,000,000. On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3,900,000 of the Modified Line. As a result of the above transactions, as of September 30, 1996, the Trust had an outstanding balance of $4,000,000 under the Modified Line.

      The Trust's future liquidity needs are expected to be funded from cash flow from its operating properties, cash proceeds derived from the mortgage financing of certain property interests, borrowings pursuant to its Modified Line with American National Bank, the sale of the H Street Assemblage property and interest earned on the Trust's short-term investments. These sources, as well as the Trust's cash and cash equivalents, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.

      The Trust currently plans to continue making additional investments in operating properties utilizing cash proceeds to be provided from the financing sources described above. In the event additional financing cannot be obtained, the Trust's ability to make future real estate acquisitions would be impaired. The other sources of cash described above are expected to provide the Trust with the cash necessary to meet its operating expenses and other general corporate needs and to continue the $0.10 per share quarterly distribution for the remainder of 1996 and throughout 1997. The Trust's ability to make distributions to its shareholders is dependent upon, among other things: (i) the improvement in operating performance of its existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where the Trust's properties are located reflected in changes in base rents attributable to new or replacement leases; (ii) the operating performance of future acquisitions funded by the redeployment of financing and cash proceeds derived from the sale of its interest in the H Street Venture and (iii) the Trust's level of operating expenses.

RESULTS OF OPERATIONS

      At September 30, 1996, the Trust owned six industrial complexes aggregating 1,046,400 square feet of gross leasable area, two apartment complexes consisting of a total of 822 units, five commercial office properties consisting of 561,100 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. During 1995, the Trust acquired six of these assets including Willowbrook Industrial Court, Northlake Tower Shopping Center, Quantum Business Center, Lexington Distribution Center, Newtown Distribution Center and the Woodcrest Office Park property. During 1996, the Trust acquired an interest in the Midwest Office Center property and sold its interest in the Karfad loan portfolio to an unaffiliated third party. For further discussion regarding the asset purchased or sold during 1996 see Liquidity and Capital Resources above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      Real estate operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from $3,583,263 in 1995 to $7,330,696 in 1996. The Trust's acquisitions during 1995 and 1996 mentioned above, accounted for approximately $4,138,000 of this increase during 1996. Negatively impacting this increase was a decrease of approximately $320,000 in interest and amortized discount on mortgage loans which resulted from the sale of the Karfad loans described above. See below for further discussions of the changes in revenues and expenses for the period.

      Total revenues increased by approximately $7.3 million to $15,902,372 from $8,621,195 due primarily to the properties acquired after January 1, 1995 accounting for approximately $7.7 million of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the nine months ended September 30, 1996, with the results of operations of the same properties owned during the nine months ended September 30, 1995), property revenues increased by approximately $321,000, a 5% increase. This increase in revenue was due primarily to an increase in average occupancy at the Colonial Courts of Westland apartments to 93% for the nine months ended September 30, 1996 as compared to an average occupancy of 89% for the same period one year ago and additional tenant recovery income charges related to increased property expenses during 1996. Partially offsetting these improvements was a decrease in interest and amortized discount on mortgage loans of approximately $320,000 and a decrease in income on investments of approximately $442,000. Interest and amortized discount on mortgage loans decreased due to the Trust's termination of the amortization of the purchase discount as of January 1, 1996 on the Karfad Loan and sale of the loan portfolio as discussed above. Interest income on investments decreased due to the reduction in cash available for investment resulting primarily from the investment of cash in the assets acquired in 1996 and during the last seven months of 1995 and the paydown of the Modified Line. See Liquidity and Capital Resources for further discussion regarding the Trust's April 1996 acquisition of the Midwest Office Center property and the sale of the Trust's interest in the Karfad Loan Portfolio.

      Total expenses increased by approximately $6.8 million to $13,683,310 from $6,884,872 due primarily to the 1995 and 1996 acquisitions mentioned above which accounted for approximately $5.4 million of this increase. On a "same-store" basis interest expense increased by approximately $246,000 as a result of the Trust's execution of a mortgage loan in the amount of $6,200,000 collateralized by the Florida Power and Light property in March 1996. General and administrative expenses increased due to an increase in expenses incurred on the Trust's behalf by Banyan Management Corp. in connection with supervising the newly acquired assets and an increase in executive incentive compensation earned on the performance of the Trust's investment activities. Amortization of deferred loan fees and financing costs increased primarily due to costs associated with the Modified Line of credit during the fourth quarter of 1995 and with the replacement of a letter of credit collateralized by the Colonial Courts property in April 1996. Further contributing to the increase in total expenses was a decrease in charges against recovery of losses on loans, notes, and interest receivable of $155,834 during 1995 as compared to $14,059 during 1996 which resulted from distributions in respect of the Trust's interest in the liquidating trust. The remaining increase in total expenses on a "same-store" basis resulted from increases in repairs and maintenance and depreciation expense for the properties owned by the Trust prior to January 1, 1995.

      During the nine months ended September 30, 1996, the Trust realized a net loss from the operation of real estate ventures of ($77,365) compared to income of $649,274 for the same period in 1995. The net loss from operations of real estate ventures for the nine months ended September 30, 1996 of $77,365 represents the losses incurred from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. The net income from operations of real estate ventures of $649,274 for the nine months ended September 30, 1995 resulted from the income from operations and gain on the sale of the Plaza at Westminster property of $451,966 and income from operations of $197,308 on the H Street Assemblage. The Plaza at Westminster property was sold in June 1995 to an unaffiliated third party. During the nine months ended September 30, 1996 and 1995, the Venture recorded a reduction in real estate tax expense of approximately $200,000 and $459,000, respectively, for real estate tax refunds, and interest thereon, relating to 1992, 1993 and 1994 tax years. In addition, real estate tax expense increased by approximately $159,000 for the nine months ended September 30, 1996 as compared to the same period in 1995 resulting from a property reassessment during 1996 of the H Street Assemblage. The Venture is currently appealing this reassessment. The H Street Venture is currently marketing the H Street Assemblage for sale. The Venture will continue to try to find ways to limit holding costs at the H Street Assemblage while attempting to sell the property. Upon the sale of the H Street Assemblage, it is the Trust's intent to redeploy its portion of all cash proceeds derived from this sale into new real estate investments.

      The factors discussed above resulted in consolidated net income of $1,792,307 or $0.17 per share for the nine months ended September 30, 1996 as compared to consolidated net income of $2,305,238 or $0.22 per share for the nine months ended September 30, 1995.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      Total revenues increased approximately $1.8 million from $3,453,623 to $5,284,942 due to the Trust's acquisitions since January 1, 1995.

      Total expenses increased approximately $1.9 million to $4,652,534 from $2,801,724 due to the Trust's 1995 and 1996 acquisition activity which accounted for approximately $1.5 million of this increase. The remaining $400,000 increase in total expenses is primarily due to increases in interest expense, general and administrative expenses and amortization of deferred loan fees and financing costs as discussed in the comparison of the nine month results discussed above.

      For the three months ended September 30, 1996, the Trust recorded net income from operations of real estate ventures of $19,649 as compared to net income of $256,674 for the same period in 1995. The above comparison and description of the operations of the H Street Venture for the nine months ended September 30, 1996 compared to the same period in 1995 applies to the three month periods ended September 30, 1996 and September 30, 1995.

      The factors discussed above resulted in consolidated net income of $523,154 or $0.05 per share for the three months ended September 30, 1996 as compared to consolidated net income of $852,677 or $0.08 per share for the three months ended September 30, 1995.

      The Trust paid distributions equal to $0.10 per share on August 20, 1996 and August 18, 1995 for the second quarter of 1996 and 1995, respectively. On October 4, 1996, the Trust declared a cash distribution for the third quarter of 1996 of $0.10 per share payable November 20, 1996 to shareholders of record on October 21, 1996.

SUPPLEMENTAL INFORMATION

      Effective January 1, 1993, the Trust began providing supplemental financial information in order to highlight the impact that a future sale of the Trust's interests in the H Street Venture and other assets acquired through foreclosure might have on the liquidity and results of operations of the Trust. This presentation is not intended to provide a better measure of the Trust's historical economic performance than the financial statements included in the report. It is intended only to provide a pro-forma view of how the Company would perform if it were able to sell the H Street Property and invest the net proceeds into operating real estate assets similar to those currently held by the Trust. Although the format with which this information has been presented over the past periods has changed, the objective of the presentation has not. The Trust's new real estate opportunities (the "Investment Activities") include the net operations of the Trust's interest in real estate assets comprised of six industrial buildings, two apartment complexes, five commercial office buildings, a retail center and a portfolio of mortgage loans, income from the Trust's investment securities and other expenses representing the incremental costs of managing these assets. Excluded from Investment Activities are the operations of the Trust's interest in the H Street Venture, income generated on the allocated portion of cash and cash equivalents considered sufficient for costs associated with the ongoing operations of the H Street Venture and expenses required with maintaining the Trust which are not allocated to Investment Activities.

      For the nine months ended September 30, 1996, the Trust's Investment Activities generated net income of approximately $2.5 million or $0.24 per share compared to approximately $2.1 million or $0.20 per share for the same period in 1995. For the same period, the Trust's Investment Activities generated Funds from Operations of approximately $4.1 million in 1996 compared to approximately $2.9 million in 1995. For the quarter ended September 30, 1996, the Trust's Investment Activities generated net income of approximately $683,000 or $0.07 per share compared to approximately $760,000 or $0.07 per share for the same period in 1995. For the same period, the Trust's Investment Activities generated Funds from Operations of approximately $1.2 million in 1996 compared to approximately $1.1 in 1995.

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

              (21)      Subsidiaries of the Trust

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                           Date:  November 14, 1996
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                              Date:  November 14, 1996
      Joel L. Teglia, Vice President and
      Chief Financial Officer