Form 10-K
period 1996-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1997-04-11
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to         .

                        Commission File Number 0-15465


                         Banyan Strategic Realty Trust
             -----------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of March 10, 1997: 10,478,971 The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was approximately $44,419,848.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 36 of sequentially numbered pages.





                               TABLE OF CONTENTS




                                    PART I
       ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .1
       ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .4
       ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .8
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . .8

                                    PART II

       ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND RELATED
SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
       ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . 10
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . 14
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . 28
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . 28

                                   PART III

       ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . 29
       ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 31
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . 35

                                    PART IV

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38





                                    PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, Banyan Strategic Realty Trust (the "Trust"), is a Massachusetts business trust, organized pursuant to a Declaration of Trust filed March 14, 1986 under the name VMS Strategic Land Trust. The Trust amended its Declaration of Trust to change its name to Banyan Strategic Realty Trust in 1993. The Trust was originally established to invest primarily in short-term, junior and pre-construction mortgage loans to borrowers which planned to acquire and develop strategically located properties not then utilized at their highest and most profitable use. In early 1990, the Trust, in response to the majority of its borrowers' decisions to cease making payments on their mortgage loans due to their liquidity problems, ceased funding the mortgage loans. The trustees established and implemented the Principal Recovery Plan in order to preserve and protect the Trust's assets. Subsequently, the independent trustees authorized management to begin reinvestment of the cash generated by the Principal Recovery Plan.

     As of December 31, 1996, the Trust owned, through various subsidiaries or partnerships which it controls, interests in industrial, residential, commercial and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States and Washington, D.C. In particular, the Trust's real estate interests include seven industrial complexes aggregating 1,368,500 square feet of gross leasable area, two apartment complexes consisting of a total of 822 units, five commercial office sites consisting of 561,100 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. The Trust has elected to be taxed as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860 and therefore, does not generally incur a Trust level tax liability so long as 95% of its taxable income is distributed to shareholders and it meets certain asset and income tests as well as other requirements. The Trust has made distributions equal to $0.10 per share for the last twenty-six consecutive quarters through the quarter ending December 31, 1996.

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a
number of risks and uncertainties.   Actual results could differ materially
from those projected in the forward-looking statements. See "Factors Affecting the Trust's Business Plan" below. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

BUSINESS

     The Trust's current business plan is to invest its remaining cash and cash equivalents and cash proceeds generated by financing secured by existing property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time. During the year ended December 31, 1996, the Trust acquired ownership interests in the properties commonly known as the Midwest Office Center and 6901 Riverport Drive and sold its interest in the Karfad loan portfolio to an unaffiliated third party. See Item 7, "Management's Discussion and Analysis" for further details regarding these acquisitions and the sale of the Karfad loan portfolio. From April 1993 through December 31, 1996, the Trust has acquired interests in fifteen properties and a mortgage loan portfolio, obtained a $30,000,000 line of credit and completed other mortgage and bond financing secured by its various property interests. See Item 2, "Properties," for a detailed listing of the Trust's property interests. As of December 31, 1996, the book value of the fifteen operating properties and investment in the H Street Assemblage, net of accumulated deprecation, is $108,203,486.

     The Trust expects to fund its future liquidity needs with the cash flow generated by its operating properties, cash proceeds derived from the mortgage financing secured by certain property interests, draws on its Modified Line (defined below) with American National Bank, the sale of the H Street Assemblage property and interest earned on the Trust's short-term investments. These sources, as well as the Trust's cash and cash equivalents, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders. The Trust plans to continue making additional investments in operating properties utilizing cash proceeds to be provided from the financing sources described above. In the event additional financing cannot be obtained, the Trust's ability to make future real estate acquisitions would be impaired. The other sources of cash described above are expected to provide the Trust with the cash necessary to meet its operating expenses and other general corporate needs and to continue the $0.10 per share quarterly distribution throughout 1997. See "Factors Affecting the Trust's Business Plan" below for a discussion of the factors which may influence the Trust's ability to achieve this plan.

OTHER INFORMATION

      The Trust's business and real estate property operations are not seasonal and are subject to competition regarding rental rates and property operations of similar types of properties in the vicinities in which they are located. All of the Trust's existing properties are, and all of the properties that it may acquire in the future are expected to be, located in areas that include numerous other commercial/industrial/retail/residential properties, many of which may be deemed to be more suitable to a potential tenant than the Trust's properties. The resulting competition could have a material adverse effect on the Trust's ability to lease its properties and to increase the rentals charged on existing leases. See Item 2, "Properties", for approximate occupancy levels for the Trust's properties which are set forth on a quarterly basis.

     The Trust has no real property investments located outside the United States. The Trust does not segregate revenue nor assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Trust's business taken as a whole.

     The Trust has five employees, each of whom serves as an executive officer.

     The Trust reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1996, the Trust did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ended December 31, 1997.





ACQUISITION AND DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1996

     PHOENIX BUSINESS PARK

     On January 15, 1997, the Trust acquired a 100% ownership interest in a three building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,432,000, including liabilities assumed at acquisition.
The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with 13 tenants upon acquisition. The Trust utilized $100,000 of cash reserves for the acquisition with the remainder of the purchase price provided for by a draw on the Trust's line of credit.

     HALLMARK VILLAGE APARTMENTS

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price, including liabilities at acquisition, of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust received net sales proceeds of approximately $5.8 million which were used to pay down a portion of the Trust's Revolving Line of Credit. The Trust recognized a gain on disposition of approximately $100,000 as a result of the sale.

     H STREET ASSEMBLAGE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On June 5, 1992, the Trust and BSLFII formed a joint venture (the "Venture"). The Trust has a 53% interest in the Venture while BSLFII has the remaining 47%. This property consists of 17,000 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of approximately $1,829,000 of which approximately $969,000 is the Trust's share. The Trust recognized no gain or loss on the sale. The Venture obtained all required approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.

     During the quarter ended December 31, 1996, the Venture recorded a valuation allowance in the amount of $6,000,000, of which $3,180,000 is the Trust's share, as a result of the above mentioned agreement with GSA and a sales contract with an unaffiliated third party to purchase the H Street Assemblage. The Venture's carrying value for the property after the write down is based on the anticipated cumulative sales proceeds pursuant to the sales contract and the agreement with GSA. Pursuant to the sales contract, the Venture has agreed to sell the land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 60 days for the buyer. The reduction in the carrying value of $6,000,000 reflects the carrying costs and closing costs the Venture anticipates to incur in order to complete the aforementioned transactions.





ITEM 2.  PROPERTIES

     As of December 31, 1996, the Trust owned interests, directly or indirectly through its wholly owned subsidiaries, in the properties as set forth in the table below:


Name and Location                                 Date                                                   Property
of Property                    Size             Acquired          Description                              Type
-----------------           ----------         ----------         --------------------                 -----------
H Street                                        06/05/92          A 53% General Partner
Assemblage,                                                       interest in a partnership
Washington, D.C.                                                  which has fee simple title
                                                                  to this property (a)
   - Land parcel            17,000 sq. ft.                                                             Land Parcel
   - Victor Building        55,900 sq. ft.
                            g.l.a.                                                                     Commercial

Milwaukee Industrial        235,800 sq. ft.     04/30/93          A 1% General and 84%
Properties                  g.l.a.                                Limited Partner interest
Metropolitan                                                      in a joint venture
Milwaukee, WI                                                     partnership (b)                      Industrial

Colonial Courts of          350 Units           06/17/93          A 1% General and 74%
Westland Apartments                                               Limited Partner interest
Columbus, OH                                                      in a joint venture
                                                                  partnership (b)                      Residential

Hallmark Village            472 Units           09/28/93          A 1% General and 89%
Apartments                                                        Limited Partner interest
Clarksville, IN                                                   in a joint venture
                                                                  partnership (b)                      Residential

Elmhurst Metro Court        140,800 sq. ft.     11/30/93          A 1% General and 84%
Elmhurst, IL                g.l.a.                                Limited Partner interest
                                                                  in a joint venture
                                                                  partnership (b)                      Industrial

Colonial Penn Buildings     79,200 sq. ft.      03/22/94          Fee ownership of land and
Tampa Bay, FL               g.l.a.                                improvements (b)                     Commercial

Florida Power and           83,100 sq. ft.      03/22/94          Fee ownership of land and
Light Building              g.l.a.                                improvements (b)                     Commercial
Sarasota, FL

Willowbrook                 84,300 sq. ft.      06/16/95          A 1% General and 84%
Industrial Court            g.l.a.                                Limited Partner interest
Willowbrook, IL                                                   in a joint venture
                                                                  partnership (b)                      Industrial




Name and Location                                 Date                                                   Property
of Property                    Size             Acquired          Description                              Type
-----------------           ----------         ----------         --------------------                 -----------

Northlake Tower             321,800 sq. ft.     07/28/95          Leasehold interest pursuant
Shopping Center             g.l.a.                                to a ground lease and
Atlanta, GA                                                       (through a 1% General and
                                                                  80.9% Limited Partner
                                                                  interest in a joint venture
                                                                  partnership) (b)                     Retail

Quantum Business Center     182,200 sq. ft.     09/26/95          Fee ownership of land and
Louisville, KY              g.l.a.                                improvements (b)                     Industrial

Lexington Business          316,200 sq. ft.     12/05/95          Fee ownership of land and
Center                      g.l.a.                                improvements (b)                     Industrial
Lexington, KY

Newtown Distribution        87,100 sq. ft.      12/05/95          Fee ownership of land and
Center                      g.l.a.                                improvements (b)                     Industrial
Lexington, KY

Woodcrest Office Park       265,900 sq. ft.     12/19/95          A 1% General and 84%
Tallahassee, FL             g.l.a.                                Limited Partner interest
                                                                  in a joint venture
                                                                  partnership (b)                      Commercial

Midwest Office Center       77,000 sq. ft.       4/18/96          A 1% General and 84%
Oakbrook, IL                g.l.a.                                Limited Partner interest
                                                                  in a joint venture
                                                                  partnership (b)                      Commercial

6901 Riverport Drive        322,100 sq. ft.     11/19/96          Leasehold interest pursuant
Louisville, KY              g.l.a.                                to bond financing and
                                                                  ownership of improvements (b)        Industrial

---------------

(a)    Reference is made to Note 7 "Investment in Joint Venture", of Notes to Consolidated Financial Statements
filed with this annual report for a description of the joint venture partnership through which the Trust has acquired this real property.

(b)    Reference is made to Note 5 "Investment in Real Estate", of Notes to Consolidated Financial Statements
filed with this annual report for additional description of these real property investments.






     The following is a list of occupancy levels as of the end of each quarter for 1996 and 1995 at each of the
Trust's operating properties:

                                                             1996                                1995
                                              ---------------------------------   ----------------------------------
                                             at 3/31  at 6/30  at 9/30 at 12/31  at 3/31   at 6/30  at 9/30 at 12/31
                                             -------  -------  ------- --------  -------   -------  ------- --------
Victor Building, Office Building
  Washington, D.C. . . . . . . . . . . .        53%      51%      52%      64%       50%       56%      56%      55%

Milwaukee Industrial Properties
  Metro Milwaukee, WI. . . . . . . . . .        98%     100%     100%     100%       98%       98%      95%     100%

Colonial Courts of Westland Apartments
  Columbus, OH . . . . . . . . . . . . .        95%      94%      92%      95%       89%       87%      91%      94%

Hallmark Village Apartments
  Clarksville, IN. . . . . . . . . . . .        82%      82%      84%      82%       85%       92%      96%      88%

Elmhurst Metro Court
  Elmhurst, IL . . . . . . . . . . . . .        92%      92%      86%      92%       94%       95%      91%      92%

Colonial Penn Bldg.
  Tampa Bay, FL. . . . . . . . . . . . .       100%     100%     100%     100%      100%      100%     100%     100%

Florida Power & Light Building
  Sarasota, FL . . . . . . . . . . . . .        93%      93%      98%      98%       90%       90%      90%      93%

Willowbrook Industrial Court
  Willowbrook, IL. . . . . . . . . . . .        77%     100%      90%      93%       N/A       93%      83%      76%

Northlake Tower Shopping Center
  Atlanta, GA  . . . . . . . . . . . . .        98%      98%      98%      98%       N/A       N/A      98%      98%





                                                             1996                                1995
                                              ---------------------------------   ----------------------------------
                                             at 3/31  at 6/30  at 9/30 at 12/31  at 3/31   at 6/30  at 9/30 at 12/31
                                             -------  -------  ------- --------  -------   -------  ------- --------
Quantum Business Center
  Louisville, KY . . . . . . . . . . . .        92%      93%      94%      93%       N/A       N/A      91%      93%

Lexington Business Center
  Lexington, KY. . . . . . . . . . . . .        80%      80%      91%      95%       N/A       N/A      N/A      79%

Newtown Distribution Center
  Lexington, KY. . . . . . . . . . . . .        95%      97%      97%      89%       N/A       N/A      N/A      97%

Woodcrest Office Park
  Tallahassee, FL. . . . . . . . . . . .        93%      94%      91%      95%       N/A       N/A      N/A      95%

Midwest Office Center
  Oakbrook, IL . . . . . . . . . . . . .        N/A      96%      97%      96%       N/A       N/A      N/A      N/A

6901 Riverport Drive
  Louisville, KY . . . . . . . . . . . .        N/A      N/A      N/A      100%      N/A       N/A      N/A      N/A



     A "N/A" indicates that the property was not owned by the Trust at the end of the quarter.

    The occupancy levels are based on the total number of units for the apartment complexes and the gross leasable area occupied at each commercial, industrial and retail property space as of the end of each quarter.
Historically, occupancy levels generally do not fluctuate significantly during the quarter.





ITEM 3.  LEGAL PROCEEDINGS

     The Trust is not aware of any material pending legal proceedings as of March 10, 1997, nor were any proceedings terminated during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1996.



                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     The Trust's shares are included for quotation on the NASDAQ National Market (symbol - VLANS). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions paid per share for the years ended December 31, 1996 and 1995:

                                     1996
                                     ----
Quarter                    Share              Per Share        Declaration
 Ended                     Price            Distributions         Date
-------                    -----            -------------      -----------

3/31        High          $4.875                $0.10            4/8/96
            Low           $3.750

6/30        High          $4.500                $0.10            7/9/96
            Low           $3.938

9/30        High          $4.625                $0.10            10/4/96
            Low           $4.000

12/31       High          $5.000                $0.10            1/9/97
            Low           $3.875

                                     1995
                                     ----
Quarter                    Share              Per Share        Declaration
 Ended                     Price            Distributions         Date
-------                    -----            -------------      -----------

3/31        High          $4.500                $0.10             4/6/95
            Low           $4.125

6/30        High          $4.625                $0.10             7/7/95
            Low           $4.125

9/30        High          $5.000                $0.10            10/5/95
            Low           $4.125

12/31       High          $4.625
            Low           $4.000                $0.10             1/5/96





     On January 9, 1997, the Trust declared a cash distribution for the quarter ended December 31, 1996 of $0.10 per share payable February 20, 1997 to shareholders of record on January 22, 1997.

     During 1996 and 1995, $0.13 and $0.28, respectively, of the distributions paid represented a return of capital.

     The Trust's ability to make future distributions to its shareholders is dependent upon, among other things: (i) sustaining the operating performance of its existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where the Trust's properties are located reflected in changes in base rents attributable to new or replacement leases; (ii) the operating performance of future acquisitions and (iii) the Trust's level of operating expenses.

     As of March 10, 1997, there were 4,128 record holders of shares of beneficial interest.




ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                     For the Years Ended December 31,
                                  1996            1995            1994           1993           1992
                             -------------   -------------    -----------    ------------   ------------

OPERATING DATA
Revenues . . . . . . . . . .   $21,404,318     $12,902,369     $8,833,801      $4,127,149    $ 3,964,333
Net Income (Loss). . . . . .    (1,757,260)      2,600,045       (912,492)       (617,272)     1,517,453
Net Income (Loss)
  Per Share. . . . . . . . .         (0.17)           0.25          (0.09)          (0.06)          0.13

BALANCE SHEET DATA
(at year end)

Mortgage Loans
  Receivable, Net (2). . . .           ---       5,433,094      5,136,229       4,891,462            ---
Investment in Real
  Estate, Net. . . . . . . .   102,489,727      87,862,970     40,161,412      21,769,471            ---
Investment in Real
  Estate Ventures. . . . . .     5,713,759       8,895,678     10,697,791      13,668,332     14,920,215
Total Assets . . . . . . . .   116,534,205     110,764,772     74,084,351      69,360,043     69,934,583
Mortgage Loans and
  Bonds Payable. . . . . . .    59,081,023      49,022,181     13,400,695       3,986,373            ---
Shareholders'
  Equity . . . . . . . . . .    50,934,438      56,875,404     58,440,712      63,541,645     69,590,425

OTHER DATA

Funds From Operations
  (3)(6) . . . . . . . . . .     3,689,010       3,333,940      2,846,530         792,692            N/A
Real Estate Net
  Operating Income
  (4)(6) . . . . . . . . . .     9,497,917       5,360,807      4,087,680       1,125,220            N/A
Number of Property
  Interests Owned  . . . . .            15              13              8               6              2
Weighted Average
  Number of Shares . . . . .    10,478,410      10,474,079     10,471,102      10,518,047     11,537,364
Cash Distribution
  Per Share of
  Beneficial
  Interest (5)   . . . . . .   $      0.40     $      0.40     $     0.40      $     0.40   $      0.40






------------

(1)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)   Represents the carrying amount of the mortgage loans, which is equal to the face amount of the loans less unamortized loan fees, net of loan discounts of $1,436,587, $1,808,716 and $2,116,636 for 1995, 1994 and 1993,
respectively.  See Note 2, Mortgage Loans Receivable, of Notes to Consolidated Financial Statements for further details.

(3)   The Trust considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT.  FFO is generally defined as net income computed in accordance with generally accepted accounting principles, less extraordinary unusual and nonrecurring items, less gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  The Trust cautions shareholders that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies.  All FFO amounts reflect the definition recommended by the
National Association of Real Estate Investment Trusts, as modified in 1995 to eliminate amortization of deferred financing costs previously added back to net income when computing FFO.  FFO for the years ended December 31, 1994 and 1993 were therefore restated for comparison purposes.

(4)   Real estate net operating income ("RENOI") is defined as total revenue excluding income on investments less operating  property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization.

(5)   Based on 10,478,410 weighted average shares outstanding for 1996, 10,474,079 weighted average shares outstanding for 1995, 10,471,102 weighted average shares outstanding for 1994, 10,518,047 weighted average shares outstanding for 1993 and 11,537,364 shares outstanding for 1992.

(6)   Effective January 1, 1993, the Trust initiated its reinvestment plan to invest its cash and cash equivalents into new real estate assets.  FFO and RENOI for the year ended December 31, 1992 are therefore not comparable to the years ended December 31, 1993 through 1996.







QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and
1995.

                                                                                  1996
                                                                        For the three months ended:
                                                  -----------------------------------------------------------------
                                                  March 31           June 30        September 30       December 31
                                                -----------       ------------      ------------       ------------
Total Revenue                                   $ 5,176,653        $ 5,440,777       $ 5,284,942        $ 5,501,946

Recovery of Losses on Loans, Notes
  and Interest Receivable                              ---                ---             14,059              2,510

Operating Expenses                               (4,409,752)        (4,621,024)       (4,666,593)        (5,698,155)
                                                -----------        -----------       -----------        -----------
Operating Income (Loss)                             766,901            819,753           632,408           (193,699)

Minority Interest in Consolidated
 Partnerships                                      (102,553)          (117,934)         (128,903)          (132,021)

Income (Loss) of Real Estate Ventures               (38,307)           (58,707)           19,649         (3,223,847)
                                                -----------        -----------       -----------        -----------
Net Income (Loss)                               $   626,041        $   643,112       $   523,154        $(3,549,567)
                                                ===========        ===========       ===========        ===========
Earnings (Loss) Per Share of
  Beneficial Interest                           $      0.06        $      0.06       $      0.05        $     (0.34)
                                                ===========        ===========       ===========        ===========





                                                                                  1995
                                                                        For the three months ended:
                                                  -----------------------------------------------------------------
                                                  March 31           June 30        September 30       December 31
                                                -----------       ------------      ------------       ------------

Total Revenue                                   $ 2,509,475        $ 2,658,097       $ 3,453,623        $ 4,281,174

Recovery of Losses on Loans, Notes
 and Interest Receivable                            155,834               ---              ---                9,124

Operating Expenses                               (2,010,811)        (2,228,171)       (2,801,724)        (3,720,465)
                                                -----------        -----------       -----------        -----------
Operating Income                                    654,498            429,926           651,899            569,833

Minority Interest in Consolidated
  Partnerships                                      (16,942)            (7,521)          (55,896)           (97,755)

Income (Loss) of Real Estate Ventures                26,623            365,977           256,674           (177,271)
                                                -----------        -----------       -----------        -----------

Net Income                                      $   664,179        $   788,382       $   852,677        $   294,807
                                                ===========        ===========       ===========        ===========
Earnings Per Share of Beneficial
  Interest                                      $      0.06        $      0.08       $      0.08        $      0.03
                                                ===========        ===========       ===========        ===========

     Net income for the three months ended March 31, June 30 and September 30, 1995 reflects a reduction of
$20,216, $83,951 and $104,425, respectively, from amounts originally reported to reflect adjusted allocation of administration costs from Banyan Management Corp.






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See "Factors Affecting the Trust's Business Plan" below. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at December 31, 1996 and 1995 was $3,805,260 and $5,500,215, respectively. The decrease in total cash and cash equivalents of $1,694,955 is due to the use of $11,969,271 in investing activities, an amount which exceeds the $5,401,784 cash generated from operating activities and $4,872,532 of cash obtained by financing activities.

     Cash Flow From Operating Activities: Net cash provided by operating activities increased by approximately $2.6 million for the year ended December 31, 1996 to approximately $5.4 million from approximately $2.8 million for the same period in 1995. This increase is primarily due to the net operating income generated by the properties acquired in 1996 and the six properties acquired in the final seven months of 1995.

     Cash Flow From Investing Activities: During the year ended December 31, 1996, the Trust utilized approximately $12 million in investing activities compared to approximately $44.7 million for the same period in 1995. The cash flow used for investing activities for the year ended December 31, 1996 was used to acquire the Midwest Office Center (the "Midwest Property") and 6901 Riverport Drive (the "Riverport Property") properties for approximately $15 million (see Property Acquisitions and Other Information below for further detail), approximately $339,000 to pay liabilities assumed at closing, capital improvements at its various properties in the amount of approximately $1.9 million, offset by proceeds from the sale of mortgage loans receivable in the amount of approximately $5.4 million. (See below for further discussion regarding the 1996 sale of the Trust's interest in the Karfad Loan Portfolio). During the same period in 1995, the Trust paid approximately $47.8 million to acquire the Willowbrook, Northlake, Lexington, Newtown, Woodcrest and Quantum properties and approximately $1.2 million for capital improvements at its properties, offset by approximately $2.2 million of proceeds received from the sale of the Plaza at Westminster property in June 1995 (proceeds from the sale of the Trust's investment in the real estate venture), approximately $1 million in net proceeds from the sale of investment securities, approximately $730,000 in repayment of amounts due from Banyan Strategic Land Fund II (the Trust's joint venture partner in the H Street Assemblage property) and approximately $165,000 received in respect of the Trust's interest in a liquidating trust.





     The Trust did not have any mortgage loans receivable as of December 31, 1996. As of December 31, 1995, the Trust's mortgage loan portfolio consisted of five mortgage loans receivable with an aggregate carrying value of $5,433,094. During the year ended December 31, 1996, the Trust received principal and interest payments totalling $14,742 and $467,958, respectively. During the year ended December 31, 1995, the Trust received principal and interest payments totalling $43,817 and $658,249, respectively. Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to the Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996 resulting in a foreclosure and a direct action against the guarantors. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower pursuant to which the Loan, as well as four related loans to parties affiliated with the Borrower (collectively the "Loan Portfolio"), were to be sold at an amount equal to the Trust's December 31, 1995 carrying value for the Loan Portfolio totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of the Loan Portfolio. In addition, the Borrower made all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Loan from January 1, 1996 through the date of sale in the amount of approximately $407,000. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.

     Cash Flow From Financing Activities: For the year ended December 31, 1996, the Trust generated cash flow from financing activities of approximately $4.9 million compared to approximately $32.6 million for the same period in 1995. The cash flow provided by financing activities for the year ended December 31, 1996 was primarily generated from the receipt of approximately $21.6 million of proceeds from bonds and mortgage loans payable, approximately $7.3 million of which consisted of proceeds from a first mortgage loan secured by the Woodcrest property, $5.7 million of which represents bond proceeds received in connection with the acquisition of the Riverport property, approximately $3.3 million of which consisted of proceeds from a first mortgage loan secured by the Midwest property and the balance of which was drawn on the Trust's line of credit (see below). During the year ended December 31, 1996, the Trust also executed a first mortgage loan secured by the Florida Power and Light building in the amount of $6.2 million and utilized the proceeds from the loan to reduce its borrowing on the Trust's line of credit. (See Property Acquisitions and Other Information below for details). Primarily offsetting these proceeds were principal payments on mortgage loans and bonds payable aggregating approximately $11.6 million, $10.9 million of which represents a paydown of the Trust's line of credit and approximately $700,000 of which represents principal payments on additional mortgage loans and bonds payable. In addition, the Trust paid approximately $637,000 of deferred financing costs, distributions to shareholders of approximately $4.2 million and distributions to minority partners of approximately $358,000.

     For the year ended December 31, 1995, the Trust received approximately $35.8 million of proceeds from mortgage loans payable which represents funds used to acquire the Willowbrook, Northlake and Quantum properties and amounts drawn on the Trust's line of credit to acquire the Lexington and Newtown properties. In addition, the Trust received contributions from minority partners of approximately $1.8 million, including $1.5 million from the joint venture partner in the entity owning the Northlake property.

Offsetting these proceeds during the year ended December 31, 1995 were distributions paid to shareholders of approximately $4.2 million, deferred financing costs of approximately $597,000 and principal payments on mortgage loans of approximately $185,000.





     LINE OF CREDIT

     On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Original Line") with American National Bank and Trust Company of Chicago ("ANB") in the amount of $15 million. On December 15, 1995, the Trust and ANB entered into an agreement modifying the Original Line by increasing the amount the Trust could borrow from $15,000,000 to $30,000,000 (the "Modified Line"). On January 7, 1997, the Trust and ANB entered into an agreement further modifying the Modified Line by decreasing the amount that the Trust could borrow from $30 million to $20 million (the "Amended Line"). During the initial term of the Original Line and any extension, the Trust must pay interest only at the rate of LIBOR plus 2.25% or Prime plus .25% at the election of the Trust which currently equals approximately 7.6% to 8.5% per annum on any draws under the Amended Line. In addition, the Trust is required to pay the Bank an unused facility fee of .5% per annum multiplied by the average portion of the Amended Line that is undrawn from time to time. Under the Amended Line, the term of the borrowing facility was extended from December 14, 1997 to May 31, 1998. As of December 31, 1995, the Trust had utilized approximately $25,724,000 available under the Modified Line. On March 13 and July 15, 1996, the Trust used the proceeds from mortgage loans collateralized by the Florida, Power and Light and Woodcrest Office Park properties, to pay down the revolving line of credit in the amounts of $6.2 million and $7 million respectively. In addition, on April 15, 1996, the Trust replaced a $5.6 million letter of credit previously issued by ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the same amount from Citizen's National Bank of Evansville (See Property Acquisitions and Other Information below for more details). The Trust borrowed $1 million under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. On June 28 and July 31, 1996, the Trust sold its interest in the Karfad loan portfolio. On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3.9 million of the Modified Line. On November 19, 1996, the Trust borrowed $4.4 million under the Modified Line for the acquisition of the Riverport Property. As a result of the above transactions, as of December 31, 1996, the Trust had an outstanding balance of $8.4 million of the $30 million available under the Modified Line.

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard which it believes more accurately reflects operating property performance. Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles, less extraordinary unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust cautions shareholders that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to be a measure of the cash generated by a REIT nor the REIT's capacity to pay distributions. However, a REIT's distribution can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

     For the years ended December 31, 1996, 1995, and 1994, the Trust's operations generated FFO of $3.7 million, $3.3 million and $2.8 million, respectively. FFO increased for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 as a result of the Trust's 1994, 1995, and 1996 property acquisitions.




     FFO for the years ended December 31, 1996, 1995, and 1994 is calculated as follows:

                                1996              1995             1994
                            -----------       -----------      -----------

Net Income (Loss)           $(1,757,260)      $ 2,600,045       $ (912,492)

Plus:
  Depreciation expense        2,355,360         1,300,205          853,063
  Depreciation included
    in Operations of
    Real Estate Ventures         30,475            50,382           69,743
  Lease Commission
    Amortization                 97,699            34,787           22,886

Less:
  Minority Interest
    Share of Depreci-
    ation Expense              (228,011)         (110,813)         (42,155)
  Minority Interest
    Share of Lease
    Commission
    Amortization                (12,684)           (4,418)          (2,289)
  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                  (16,569)         (164,958)         (57,226)

Franchise Tax Fees
  Accrued                        40,000            38,000              ---

Valuation Allowance
  Included in Operations
  of Real Estate Venture      3,180,000             ---          2,915,000

Gain on Disposition
  of Investment in
  Real Estate Venture             ---            (409,290)            ---
                            -----------       -----------      -----------
Funds From Operations       $ 3,689,010       $ 3,333,940      $ 2,846,530
                            ===========       ===========      ===========


     The Trust expects to fund its future liquidity needs with the cash flow obtained from its operating properties, cash proceeds derived from mortgage financing either on a long term basis or utilizing the Amended Line secured by the Trust's remaining unencumbered properties (Colonial Penn, Phoenix Business Park, Lexington and Newtown properties), sale of the H Street Assemblage property and interest earned on the Trust's short-term investments. The Trust believes that these sources, as well as the Trust's cash and cash equivalents, are sufficient to meet the Trust's reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.





RESULTS OF OPERATIONS

     GENERAL

     At December 31, 1996, the Trust owned seven industrial complexes aggregating 1,368,500 square feet of gross leasable area, two apartment complexes consisting of a total of 822 units, five commercial office properties consisting of 561,100 square feet of gross leasable area and one retail center containing 321,800 square feet of gross leasable area. During 1994, the Trust acquired the Colonial Penn and Florida Power and Light Commercial Office buildings. During 1995, the Trust acquired Willowbrook Industrial Court, Northlake Tower Shopping Center, Quantum Business Center, Lexington Distribution Center, Newtown Distribution Center and the Woodcrest Office Park property. During 1996, the Trust acquired interests in the Midwest Office Center and 6901 Riverport Drive properties and sold its interest in the Karfad loan portfolio to an unaffiliated third party. For further discussion regarding the sale of the Karfad loan portfolio see
Liquidity and Capital Resources above.   See Property Acquisitions and
Other Information below for a more detailed description of the assets acquired during 1996.

     The Trust is entitled to receive a cumulative preferred return of 12% compounded annually on its total capital contribution in each of the joint ventures holding title to the Milwaukee Industrial, Elmhurst Metro Court, Willowbrook Industrial Court, Midwest Office Center, Northlake Tower Shopping Center, Woodcrest Office Park and Hallmark Village Apartments properties. During the year ended December 31, 1996, all the properties, with the exception of Hallmark Village, generated sufficient cash flow from operations to pay the Trust in excess of its 12% preferred return earned on contributed equity. The Trust sold its interest in the Hallmark Village property on March 11, 1997. See Item 1, "Business", for further details.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from approximately $5.4 million in 1995 to approximately $9.5 million in 1996. Acquisitions made during 1995 and 1996 contributed approximately $4.9 million to net operating income in 1996 offset by a decrease of approximately $594,000 in interest and amortized discount on mortgage loans which resulted from the sale of the Karfad loans. See below for further discussions of the changes in revenues and expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Total revenues increased by approximately $8.5 million to $21,404,318 from $12,902,369 primarily due to the acquisitions made during 1995 and 1996 which accounted for approximately $9.2 million of this increase during the year ended December 31, 1996. On a "same-store" basis (comparing the results of operations of the properties owned during the year ended December 31, 1996, with the results of operations of the same properties owned during the year ended December 31, 1995), property revenues increased from $8,590,000 in 1995 to $8,930,000 in 1996 or approximately $340,000, a
4% increase. This increase in property revenue was due primarily to an increase in average occupancy at the Colonial Courts of Westland apartments of 94% for the year ending December 31, 1996 as compared to 90% for the same period in 1995 and scheduled rent increases at the Trust's industrial and office properties. Partially offsetting these improvements was a decrease in interest and amortized discount on mortgage loans of approximately $594,000 and a decrease in income on investments of approximately $475,000. Interest and amortized discount on mortgage loans decreased due to the Trust's termination of the amortization of the purchase discount as of January 1, 1996 on the Karfad Loan and sale of the loan portfolio as discussed above. Interest income on investments decreased due to the reduction in cash available for investment resulting primarily from the investment of cash in the assets acquired during 1996 and the last seven months of 1995 and the paydown of the Modified Line. See Property Acquisitions and Other Information for further discussion regarding the Trust's acquisitions of the Midwest Office Center and 6901 Riverport Drive properties. See Liquidity and Capital Resources above for detail regarding the sale of the Trust's interest in the Karfad Loan Portfolio.

     Total expenses increased by approximately $8.8 million to $19,378,955 from $10,596,213 due primarily to the acquisitions made during 1995 and 1996 which accounted for approximately $6.7 million of this increase during the year ended December 31, 1996. On a "same-store" basis, total expenses increased from $7,909,000 in 1995 to $10,017,000 in 1996 or approximately $2.1 million, a 20% increase. This increase in total expenses is due primarily to increases in general and administrative and interest expense. General and administrative expenses increased as a result of an increase in executive incentive compensation earned on the Trust's investment activities. During the year ended December 31, 1996, the Trust accrued approximately $399,000 relating to incentive compensation earned by Mr. Levine, the Trust's president, based on the 1996 actual results of the Trust's investments. In addition, the Trust accrued an additional $650,000 of incentive compensation expenses reflecting the estimated unrealized gain on the Trust's real estate assets. See Item 11, Executive Compensation, for further details regarding incentive compensation earned and modifications made to the president's employment contract with the Trust. Interest expense increased by approximately $321,000 as a result of the Trust's execution of a mortgage loan in the amount of $6,200,000 collateralized by the Florida Power and Light property during March 1996. In addition, a decrease in recoveries of amounts previously charged against losses on loans, notes, and interest receivable of $164,958 during 1995 as compared to $16,569 during 1996, which resulted from distributions in respect of the Trust's interest in the liquidating trust, also contributed to the increase in total expenses. See Property Acquisitions and Other Information below for further details regarding the Trust's interest in the liquidating trust. The remaining increase in total expenses on a "same-store" basis, resulted from increases in repairs and maintenance, property operating and depreciation and amortization expense for the properties owned by the Trust prior to January 1, 1995.

     During the year ended December 31, 1996, the Trust realized a net loss from the operation of real estate ventures of ($3,301,212) compared to income of $472,003 for the same period in 1995. This net loss during 1996 represents the Trust's share (53%) of the loss incurred by the real estate venture known as the H Street Venture. The H Street Venture owns an office building with approximately 55,900 square feet of gross leasable area (the "Victor Building") and an adjacent land parcel consisting of 17,000 square feet (the "H Street Assemblage") located in Washington, D.C. The net income from operations of real estate ventures of $472,003 for the year ended December 31, 1995 resulted from the income from operations and gain on the sale of the Plaza at Westminster property of $434,240 and income from operations of $37,763 on the H Street Assemblage. The Plaza at Westminster property was sold in June 1995 to an unaffiliated third party. The net loss in 1996 is due primarily to a reduction in the book value of the H Street Assemblage during 1996 in the amount of $6,000,000, of which $3,180,000 is the Trust's share. The H Street Venture's carrying value for the property after this reduction is based on the anticipated cumulative sales proceeds pursuant to an agreement with an unaffiliated third party and the sale of a portion of the H Street Venture's land to the United States General Services Administration ("GSA"). On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the GSA for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture has obtained all required approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that have been necessitated by this sale. The H Street Venture received net sales proceeds of approximately $1,829,000, of which approximately $969,000 is the Trust's share. Pursuant to the agreement with an unaffiliated third party, the H Street Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 60 days for the buyer. The closing is scheduled to take place no later than July 25, 1997. The reduction in the book value of $6,000,000 reflects the carrying costs and closing costs the H Street Venture anticipates to incur in order to complete the aforementioned transactions.

     The Trust's share of income from the H Street Assemblage for 1995 compared to 1994 increased by $3,466,364 since the 1994 results were negatively impacted by a reduction in the book value of the H Street Assemblage during 1994 in the amount of $5,500,000, of which $2,915,000 is the Trust's share. The write-down was due to the H Street Venture revising its strategy from holding the property in anticipation of potential development to marketing the property for sale. This increase in net income for the H Street property for 1995 as compared to 1994 was further due to a reduction in legal costs relating to the completion of a real estate tax appeal which reduced the property's assessed taxable value. During 1995, the H Street Venture recorded approximately $433,000 in real estate tax refunds and interest thereon, relating to taxes paid in 1992 and 1993, resulting in a decrease in real estate tax expense of approximately $457,000 for the year ended December 31, 1995 when compared to the same period in 1994. In addition, legal and entitlement costs for 1995 decreased when compared to 1994 since the costs incurred during 1994 included nonrecurring payments for professional services associated with obtaining the historic preservation rights.

     The factors discussed above resulted in a consolidated net loss of ($1,757,260) or ($0.17) per share for the year ended December 31, 1996 as compared to consolidated net income of $2,600,045 or $0.25 per share for the year ended December 31, 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Real estate net operating income before interest expense increased from $4,087,680 in 1994 to $5,360,807 in 1995. Acquisitions made during 1994 and 1995 contributed approximately $1.4 million to net operating income in 1995. On a "same-store" basis, real estate net operating income decreased by approximately $121,000 due mainly to an increase in property operating and repairs and maintenance expenses at the Trust's Hallmark Village property. See below for further discussions of the changes in revenues and expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Total revenue increased by approximately $4.1 million to $12,902,369 in 1995 from $8,833,801 in 1994 due primarily to the assets acquired after January 1, 1994 which account for approximately $3.4 million of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the year ended December 31, 1995, with the results of operations of the same properties owned during the year ended December 31, 1994) property operating revenues increased by approximately $346,000 due to an increase in total revenue at the Trust's Elmhurst Metro Court and Hallmark Village Apartment properties. Total revenue at the Elmhurst property increased by approximately $181,000 due primarily to annual rent adjustments in 1995 made pursuant to tenant lease agreements. The remaining increase of approximately $165,000 is attributable to an increase in revenue at the Hallmark property resulting from the Trust's aggressive collection efforts in 1995 which reduced delinquent rental payments and an increase in occupancy to 88% at December 31, 1995 as compared to 80% for the same period in 1994. Interest income on investments increased due to the increase in cash available for investment derived from the proceeds received on financing of the Elmhurst and Colonial Courts properties which were held as cash reserves until the 1995 acquisitions. A further increase in cash available for investment resulted from the Trust's receipt of net proceeds from its share of the Westminster sale in June 1995. The remaining increase in total revenue of approximately $76,000 represents an increase in interest income and amortized discount on the Karfad loan portfolio.





     Total expenses increased from $6,742,322 in 1994 to $10,596,213 in 1995, an increase of approximately $3.9 million. The Trust's acquisitions during 1994 and 1995 accounted for approximately $2.8 million of this increase. On a "same-store" basis, interest expense and amortization of deferred loan fees increased by approximately $629,000 relating primarily to interest expense and costs associated with obtaining mortgage loans collateralized by the Elmhurst and Colonial Courts properties in December 1994. On a "same-store" basis, the remaining increase in expenses resulted primarily from increases in repairs and maintenance, real estate tax expense and property operating expenses for the properties owned by the Trust prior to January 1, 1994.

     Management reviews the properties owned by the Trust on a quarterly basis and, when it has been determined that a permanent impairment in the value of a given property has occurred, the property's carrying value is then written down to its fair market value. During the quarters ended December 31, 1994 and 1996, the H Street Venture recorded a $5,500,000 and $6,000,000 valuation allowance, respectively, relating to the H Street Assemblage, pursuant to its decision to sell the property rather than to pursue the redevelopment of the property. The Trust's share of the H Street Assemblage valuation allowance for the quarters ended December 31, 1994 and 1996 is $2,915,000 and $3,180,000, respectively. The Trust did not record any valuation allowances against its portfolio of mortgage loans or operating properties for the year ended December 31, 1995.

     The factors discussed above resulted in consolidated net income for the year ended December 31, 1995 of $2,600,045 or $0.25 per share as compared to a consolidated net loss of $912,492 or $0.09 per share in 1994.

PROPERTY ACQUISITIONS AND OTHER INFORMATION

     On November 19, 1996, the Trust acquired a 100% leasehold interest in a property located at 6901 Riverport Drive in Louisville, Kentucky. The leasehold interest converts to a fee simple ownership interest upon maturity and/or repayment of the bond financing as discussed below. The 6901 Riverport Drive property ("Riverport property") is a single story industrial/distribution building consisting of approximately 322,100 gross leasable area. The property is situated on 50 acres of land of which approximately 20 acres are vacant. The vacant land is zoned for the construction of approximately 300,000 of additional square feet of bulk warehouse or office/service space. The Riverport property was built in 1985 and is currently 100% leased to two tenants. The Apparel Group, a distributor of clothing sold to large department and discount stores, occupies approximately 175,700 square feet pursuant to a lease which expires January 31, 2000. The remaining 146,400 square feet are occupied by Exel Logistics, a logistics firm, pursuant to a lease which expires on July 31, 2000.

     The leasehold interest in the Riverport property was acquired by the Trust for a purchase price of $9,992,000. The Trust utilized $200,000 of cash reserves for the acquisition and assumed a lease obligation. The property is encumbered by tax-exempt Industrial Revenue Bond financing with an outstanding principal balance in the amount of $5,700,000 issued by Jefferson County, Kentucky. The remainder of the acquisition price was
provided for by a draw upon the Trust's line of credit.   The lease assumed
requires monthly payment of variable rate interest which is due the first of each month and annual principal payments in the amount of $300,000 which are due and payable each December 1 to and including December 1, 2014, the maturity date. Under the terms of the lease, the lease payments are equal to the required principal and interest payments on the bonds. An irrevocable letter of credit was issued as additional collateral for the bond financing which matures in December 1999. The bank issuing the letter of credit has a secured interest in the property. The Trust is required to pay a letter of credit fee of 1.5% annually. The variable interest rate on the bonds as of February 1997 was 3.4%. Real estate taxes for the Riverport property have been waived by Jefferson County until such time as the outstanding principal of the bond financing is fully retired.





     On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida Power and Light office building. The loan, in the amount of $6,200,000, bears interest at a fixed rate of 7.21% per annum, matures on April 1, 2003 and requires monthly payments of principal based upon a twenty-three year amortization schedule with a balloon payment of approximately $5,255,000 due upon maturity. The loan contains a prepayment penalty which is based on a formula to provide yield maintenance protection to the Lender. The loan proceeds were utilized to reduce borrowings under the Trust's revolving line of credit in the amount of $6,200,000.

     On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners ("Morgan"), a general partner of BMMLP, acquired the Midwest Property, a single-story office building which consists of approximately 77,000 square feet of gross leasable area located in Oakbrook Terrace, Illinois (metropolitan Chicago) for a purchase price, including liabilities assumed at acquisition, of approximately $4,987,000. The Trust contributed capital to BMMLP upon acquisition of the property of approximately $1,692,000, of which the Trust borrowed $1,000,000 under its line of credit. The Trust contributed an additional $147,000 for cash reserves which are held by
BMMLP for improvements and lease-up at the property.   The Trust is
entitled to receive a cumulative preferred return of 12% compounded annually on its total capital contribution to BMMLP. After the Trust receives its preferred return, any excess cash from operations is distributed 85% to the Trust and 15% to Morgan. The acquisition was made subject to a nonrecourse first mortgage loan collateralized by the property in the principal amount of $3,295,000 which bears interest at a fixed rate of 7.13% per annum, matures on May 1, 2003, and requires monthly payments of principal based upon a twenty-two year amortization schedule. The loan requires a balloon payment for the remaining unpaid principal balance of approximately $2,733,000 at maturity. The loan contains a prepayment penalty of 7% of the outstanding principal loan balance in year one, decreasing by 1% thereafter through the loan's maturity date.

     On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership ("BWOPLP"), a limited partnership among a subsidiary of the Trust, as general partner, and Mr. Daniel Smith and the Trust as limited partners, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan, in the amount of $7,250,000, bears interest at a fixed rate of 8.25% per annum, matures on August 1, 2003 and requires monthly payments of principal based upon a twenty-five year amortization schedule with a balloon payment of approximately $6,435,000 due upon maturity. The loan proceeds were utilized to reduce borrowings by $7,000,000 under the Trust's revolving line of credit with American National Bank. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date of August 1, 2003.

     On December 14, 1994, a limited partnership consisting of the Trust, a wholly-owned subsidiary and an unrelated third party, which holds title to the Colonial Courts property, completed a $5,500,000 tax-exempt bond financing secured by the Colonial Courts property. The bond was collateralized by a $5,624,315 letter of credit issued by American National Bank and Trust Company ("original LOC") as a draw against the Trust's line of credit (See Liquidity and Capital Resources above for further details). The bonds have a thirty year term and require monthly payments of interest only based upon the weekly low floater tax exempt bond rate. The weekly low floater bond rate as of December 31, 1996 equaled 3.83%.





     On April 15, 1996, the partnership replaced the original LOC with an irrevocable letter of credit in the amount of $5,624,315 issued by Citizens National Bank of Evansville ("Replacement LOC"). The bonds are also secured by a first mortgage on the Colonial Courts property. The Replacement LOC is confirmed by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit have a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC is equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit is approximately $2,800. In consideration of its assistance in obtaining the Replacement LOC and in accordance with the Trust's obligations under the partnership agreement, the Trust increased the limited partnership interest of PHC General Partnership ("PHC") in the BSRT Colonial Courts Limited Partnership from 10% to 25%. The PHC ownership percentage change became effective May 1, 1996 for financial reporting purposes.

     The Trust has received cash of $58,658, $562,337 and $347,557 during 1996, 1995 and 1994, respectively, in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Trust. The Trust has recorded $16,569, $164,958 and $57,226, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The remainder of $729,799 was recorded as a liability to the Class Action Settlement Fund representing the Trust's share of amounts due under the terms of the previously settled VMS securities litigation.

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

FACTORS AFFECTING THE TRUST'S BUSINESS PLAN

     GENERAL FACTORS AFFECTING SHARE PRICE. The market price of the Shares may fluctuate in response to a variety of factors, including but not limited to: (i) variations in the Trust's quarterly operating results including changes in FFO; (ii) the gain or loss of tenants at Trust properties; (iii) general risks, changes or trends in the real estate industry; (iv) increased competition with other entities or persons engaged in the same business; (v) legislative or regulatory changes; and (vi) a change in management of the Trust. In addition, the stock market has in the past experienced extreme price and volume fluctuations which have affected the market price of securities of companies for reasons frequently unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Shares.

     FACTORS AFFECTING OPERATING RESULTS. In addition to the factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors may affect the Trust's liquidity and capital resources as well as results of operations including but not limited to: (i) the Trust's ability to secure mortgage financing for its Lexington and Newtown properties on terms acceptable to the Trust;
(ii) delays in the sale of, or the inability to sell, the H Street Assemblage; (iii) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (iv) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park and 6901 Riverport Drive properties; (v) ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases since approximately 24% of the tenant leases at the Trust's properties are scheduled to expire in 1997; and (vi) market conditions and rental rates where the Trust's properties are located.

     GENERAL REAL ESTATE INVESTMENT RISKS. Real property investments are subject to certain risks that may not always be predicted or controlled. The cash flow generated by, and capital appreciation realized from, real property investments may be adversely affected by the national and regional economic climate (which, in turn, may be adversely impacted by plant closings, industry slow-downs, income tax rates, interest rates, demographic changes and other factors), local real estate conditions (such as oversupply of, or reduced demand for rental space in the area), the attractiveness of the properties, zoning and other regulatory restrictions, competition from other land developers or developments, increased operating costs (including maintenance costs, insurance premiums and real estate taxes), perceptions by tenants or potential buyers of the safety, convenience and attractiveness of the property and the willingness of the owner of the property to provide capable management and adequate maintenance. In light of the foregoing factors, there can be no assurance that the cash flow generated by, and capital appreciation realized from, the Trust's properties will be sufficient to cover expenses or recover costs.

     The cash flow generated by, or capital appreciation from, real property investments may also be adversely affected by changes in governmental regulations, zoning or tax laws, potential environmental or other legal liabilities and changes in interest rates. Real estate investments are also relatively illiquid. Therefore, the Trust's ability to vary its portfolio promptly in response to changes in economic or other conditions is limited, which may result in losses if the Trust is forced to sell a property.

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired eight of its properties since June 1995. The most recently acquired properties may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. It is also possible that the operating performance of the most recently acquired properties may decline under the Trust's management.

     The Trust is currently experiencing a period of rapid growth. As the Trust acquires additional properties, the Trust will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, the Trust's ability to manage its growth effectively will require it to successfully integrate its new acquisitions into its existing management structure. No assurances can be given that the Trust will be able to successfully integrate such properties or effectively manage additional properties, or that newly acquired properties will perform as expected.

     POTENTIAL INABILITY TO REPAY OR REFINANCE INDEBTEDNESS AT MATURITY. The Trust is subject to risks normally associated with debt financing, including the risk that the Trust's cash flow will be insufficient to meet required payments of principal and interest, the risk that any indebtedness will not be able to be refinanced or that the terms of any such refinancing will be less favorable than the terms of the expiring indebtedness. The Trust anticipates that scheduled principal payments due in connection with the Trust's indebtedness will total approximately $859,000 and $12.8 million for the fiscal years ended December 31, 1997 and December 31, 1998, respectively.





     POTENTIAL EFFECT OF RISING INTEREST RATES ON TRUST'S VARIABLE RATE DEBT. Advances under the Modified Line bear interest at variable rates and the interest rate payable on bonds issued for the benefit of the Trust are subject to periodic adjustments based on the then current market interest rates. In addition, the Trust may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Trust's interest expense, which could adversely affect the Trust's financial condition and results of operations. See "--Liquidity and Capital Resources" above.

     CONCENTRATION OF TENANTS AT SIGNIFICANT PROPERTIES. At each of the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park and 6901 Riverport Drive properties, one or two tenants occupy all or a substantial majority of the leased space. If one or more of the tenants at these properties were to default on its lease or file for bankruptcy or reorganization, the Trust's revenues could be reduced, particularly if the Trust were unable to re-lease the vacant space on comparable terms and conditions. Therefore, the bankruptcy or default by one of these tenants could have an adverse effect on the Trust's financial condition and results of operations.

     COMPETITION FOR TENANTS. The Trust competes with numerous other entities in attracting tenants to lease its space. Some of the competing properties may be newer, better located or owned by parties better capitalized than the Trust. An increase in the number of competitive properties in a particular area could have a material adverse effect on:
(i) the ability to lease space in the properties (or in newly acquired or developed properties); and (ii) the rents charged.

     COMPETITION IN ACQUIRING PROPERTY. In seeking to acquire additional property, the Trust competes with many other entities, some of which have greater financial and managerial resources than the Trust. There can be no assurance that the Trust will be able to acquire additional properties on terms and conditions which are consistent with the Trust's business plan, if at all.

     RESTRICTIONS ON RE-LEASING SPACE. Tenant leases often grant tenants the exclusive right to sell certain types of merchandise or provide certain types of services within a property, or limit other tenants' right to sell such merchandise or provide such services. Certain leases at Northlake Tower Shopping Center contain these types of restrictions, which may limit the number and types of prospective tenants for vacant space at this property.

     SUBSTANTIAL DEBT OBLIGATIONS. As of December 31, 1996, the Trust's indebtedness aggregated approximately $59 million and the ratio of debt to net assets for the Trust was 58%. The Trust's ability to service its debts and other obligations when they become due depends on, among other things, the Trust's ability to secure additional capital and the properties' ability to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could lose the property securing these obligations, which would have a material adverse effect on the Trust's financial condition and results of operations.

     ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT -- TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT. The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Code, and the Trust believes that it has been organized and has operated in such a manner so as to qualify as a REIT for federal income tax purposes. Although the Trust believes that it will remain organized and will continue to operate so as the qualify as a REIT, no assurance can be given that the Trust has so qualified or will be able to remain so qualified. Qualifica-tion as a REIT involves the satisfaction of numerous requirements (in certain instances, on an annual and quarterly basis) set forth in highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and may be affected by various factual matters and circumstances not entirely within the Trust's control. In the case of a REIT, such as the Trust, that holds a substantial portion of its assets in partnership form, the complexity of these Code provisions and the applicable Treasury Regulations that have been promulgated thereunder is even greater. Further, no assurance can be given that future legislation, new Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Trust, however, is not aware of any pending proposal to amend the tax laws that would materially and adversely affect its ability to operate in such a manner so as to qualify as a REIT.

     If the Trust were to fail to qualify as a REIT with respect to any taxable year, the Trust would not be allowed a deduction in computing its taxable income from amounts distributed to its stockholders, and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, any net earnings of the Trust available for investment or distribution to stockholders would be reduced for the year or years involved because of the Trust's additional tax liability, and distributions to stockholders would no longer be required to be made. Moreover, unless entitled to relief under certain statutory provisions, the Trust would also be ineligible for qualification as a REIT for the four taxable years following the year during which such qualification was lost. Although the Trust believes it has operated and currently intends to operate in a manner designed to allow it to continue to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in the best interests of the Trust and its stockholders to revoke the REIT election.

     EFFECT OF REIT DISTRIBUTION REQUIREMENTS. To maintain its status as a REIT for federal income tax purposes, the Trust generally will be required each year to distribute to its stockholders at least 95% of its taxable income (excluding any net capital gain and after certain adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for such year plus 95% of its capital gain net income for such year plus 100% of its undistributed income from prior taxable years.

     The Trust intends to make distributions to its stockholders to comply with the 95% distribution requirement of the Code and to avoid the nondeductible excise tax described above. The Trust anticipates that cash flow from operations, will be sufficient to enable it to pay its operating expenses and meet the distribution requirements of a REIT, but no assurances can be given that this will be the case. In addition, differences in timing between: (i) the actual receipt of income and the actual payments of expenses; and (ii) the inclusion of such income and the deduction of such expenses in arriving at taxable income of the Trust could leave the Trust without sufficient cash to enable it to meet the REIT distribution requirements. Accordingly, the Trust could be required to borrow funds or liquidate investments on adverse terms to comply with such requirements. The requirement to distribute a substantial portion of the Trust's taxable income could also cause the Trust to have to distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require additional borrowings or sales of assets to fund the costs of such items and could restrict the Trust's ability to expand at a pace necessary to remain competitive.





     FINITE LIFE OF THE TRUST. The Trust is a finite life entity. Under the Declaration of Trust, the Trustees are required to use reasonable efforts to terminate the Trust by October 17, 2001; provided that the Trustees are required to determine in good faith that the termination is in the shareholders' best interest. Unless the Declaration of Trust is amended to either extend the termination date or to eliminate the termination date entirely, the Trust: (i) may be unable to obtain capital, either debt or equity or renew existing financing on terms and conditions acceptable to the Trust, if at all; (ii) may be forced soon after the termination date to liquidate properties at prices below those which might prevail if the Trust was not forced to liquidate its portfolio. Any of these factors could have an adverse effect on the Trust's financial condition and results of operations.

     POTENTIAL INCREASES IN CERTAIN TAXES AND REGULATORY COMPLIANCE COSTS. Increases in income, service or transfer taxes are generally not passed through to tenants under leases and may, therefore, adversely affect the Trust's cash flow and its ability to make distributions to stockholders. The Trust's properties are also subject to various federal, state and local regulatory requirements, such as those imposed by the Americans with Disabilities Act (the "ADA"), which require all public accommodations and commercial facilities to meet certain federal standards related to access and use by disabled persons, and state and local fire and life safety standards. Failing to comply with the ADA could result in the imposition of fines by governmental authorities or an award of damages to private litigants. The Trust believes that its existing properties are in substantial compliance with these regulatory requirements. However, existing statutes or rules may be amended or new statutes or rules may be adopted, each of which may have an adverse effect on the Trust's financial condition and results of operations.

     POSSIBLE ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs that these parties incur in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating responsibility. The costs of investigating, remediating or removing substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on a property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removing or remediating a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the person owns or operates the facility. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

     The Trust is not aware of any environmental liability that the Trust believes would have a material adverse effect on the Trust's business, assets or results of operations taken as a whole. There can be no assurance, however, that the Trust would have knowledge of all conditions giving rise to potential environmental liabilities subsequent to its acquisition of a property since the Trust has ordered Phase I Environmental Assessments only as part of its acquisition due diligence for each of its properties and has only ordered Phase II Environmental Assessments in limited circumstances when necessitated. Moreover, there can be no assurance that: (i) future laws, ordinances or regulations will not impose any material environmental liability; or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust. Any expenditures associated with environmental liabilities of the Trust could have an adverse effect on the Trust's financial condition and results of operations.


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




                                   PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The trustees and executive officers of the Trust are as follows:

          Walter E. Auch, Sr.              Trustee
          Norman M. Gold                   Trustee
          Marvin A. Sotoloff               Trustee
          Leonard G. Levine                President
          Neil D. Hansen                   First Vice President
          Robert G. Higgins                Vice President and
                                           Secretary/
                                           General Counsel
          Joel L. Teglia                   Vice President/
                                           Chief Financial Officer
          Jay E. Schmidt                   Vice President/Acquisitions

     WALTER E. AUCH, SR., age 75, was the chairman and chief executive officer of the Chicago Board Options Exchange. Prior to that time, he was executive vice president, director and a member of the executive committee of Paine Weber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a trustee of the Trust since 1986. Mr. Auch is also a director of Banyan Strategic Land Fund II, a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment
Fund) and Banyan Management Corp.

     NORMAN M. GOLD, age 66, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in tax, corporate and real estate law. Mr. Gold is also a director of Banyan Management Corp. and a trustee of New Plan Realty Trust.

Mr. Gold has been a trustee of the Trust since 1986. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

     MARVIN A. SOTOLOFF, age 53, is regional vice president of Premisys Marketing Services, Inc., effective July 1993, a division of Premisys Real Estate Services, Inc. Prior to joining Premisys Marketing Services, Inc., Mr. Sotoloff was executive vice president of The Palmer Group Ltd., a company involved in real estate brokerage, development and property management, concentrating on commercial real estate. He is a past president of the Chicago Office Leasing Brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff has been a trustee of the Trust since 1986. Mr. Sotoloff is also a director of Banyan Management Corp.

     LEONARD G. LEVINE, age 50, has been president of the Trust as well as Banyan Management Corp. and Banyan Strategic Land Fund II since 1990. In addition, he has been a director of Banyan Management Corp. since 1990. He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University. His areas of specialty include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

     NEIL D. HANSEN, age 50, has been first vice president of the Trust as well as Banyan Management Corp. and Banyan Strategic Land Fund II since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.





     ROBERT G. HIGGINS, age 45, has been vice president and general counsel of the Trust as well as Banyan Management Corp. and Banyan Strategic Land Fund II since 1992, and secretary of these entities since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago. Mr. Higgins also owns and operates a sole practice of law.

     JOEL L. TEGLIA, age 35, has been vice president and chief financial officer of the Trust, as well as Banyan Management Corp. and Banyan Strategic Land Fund II since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

     JAY E. SCHMIDT, age 45, became vice president of the Trust in 1995. Prior to being appointed as a vice president of the Trust, Mr. Schmidt served as vice president of acquisitions for Banyan Management since 1992 as an acquisition executive on behalf of the Trust. Prior to 1992, Mr. Schmidt had been an independent real estate consultant and broker. He received a B.A. degree in Government from Franklin & Marshall College and a J.D. from the University of Wisconsin. Mr. Schmidt is admitted to the bar in the State of Wisconsin and is a licensed real estate broker.





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

B.  EXECUTIVE COMPENSATION

     Compensation paid to executive officers of the Trust for the years ended December 31, 1996, 1995 and 1994 are as follows:

                            Annual Compensation (1)

                                                                       Other
                                                                      Annual
                                                                      Compen-
                                        Year    Salary      Bonus     sation
                                        ----   --------   --------   --------

Leonard G. Levine,                      1996   $189,247   $ 66,985      n/a
President and Chief                     1995   $184,812   $111,739      n/a
Executive Officer                       1994   $179,900   $  --         n/a
(2)

Jay E. Schmidt,                         1996   $154,615   $ 65,000      n/a
Vice President/                         1995   $148,136   $ 27,000      n/a
Acquisitions (3)                        1994     n/a        n/a         n/a


                          Long-Term Compensation (1)


                                       Awards              Payouts

                                   Restricted                       All Other
                                     Stock     Options/      LTIP    Compen-
                            Year    Award(s)    SARs (#)    Payouts  sation
                            ----  -----------  ---------    ------- ---------

Leonard G. Levine,          1996     $  7,700     n/a        n/a       n/a
President and Chief         1995     $ 24,899     n/a        n/a       n/a
Executive Officer           1994       n/a        n/a        n/a       n/a
(2)

Jay E. Schmidt,             1996       n/a        n/a        n/a       n/a
Vice President/             1995       n/a        n/a        n/a       n/a
Acquisitions (3)            1994       n/a        n/a        n/a       n/a

----------

(1) Compensation for all other executives of the Trust for 1996, 1995 and 1994 was less than $100,000 per individual.

(2) See incentive compensation program disclosure below.

(3) Mr. Schmidt's 1996 and 1995 bonuses were discretionary and based upon job performance pursuant to an annual review. Mr. Schmidt is not awarded any other compensation by the Trust. The $27,000 bonus represents Mr. Schmidt's 1994 bonus paid in 1995. During 1996, Mr. Schmidt was paid a bonus equal to $30,000 for the year ended December 31, 1995 and $35,000 for the year end December 31, 1996.





     Mr. Levine serves as Chief Executive Officer of the Trust pursuant to an employment agreement entered into with the Trust by Mr. Levine on January 1, 1990. The Agreement expires on December 31, 1997 (the "Employment Period"). The Employment Period will be automatically renewed for another one year period unless Mr. Levine or the Trust terminates Mr. Levine's employment by giving written notice of termination on or before June 30, 1997. Under the contract, Mr. Levine is paid a salary which is adjusted on January 1 of each year based on increases in the "consumer price index". For the year ended December 31, 1996, Mr. Levine was paid a base salary of $189,247.

     Mr. Levine is eligible to receive incentive compensation based on the Trust satisfying certain performance standards set forth in the contract. In particular, Mr. Levine earns incentive compensation based on the recovery on real estate assets owned by the Trust as of December 31, 1992 ("foreclosed activities") and on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("reinvestment activities"). Mr. Levine earns incentive compensation on foreclosed real estate assets equal to: (i) 1% of the amount of the Trust's collateralized claims existing as of January 1, 1990 which are converted to cash, and (ii) 3% of the Trust's unsecured claims existing as of January 1, 1990 which are converted to cash. Mr. Levine is paid incentive compensation earned on the Trust's foreclosed activities as soon as practical after the end of each calendar year without regard to whether he is employed by the Trust on the date of payment. Mr. Levine's annual incentive compensation from reinvestment ("Annual Incentive Compensation") activities is based on the return generated by the Trust's assets, adjusted for unrealized losses, in excess of the annual yield on five-year Treasury Notes plus 100 basis points as of January 1 of each year, according to the following: (i) $500 for each basis point by which the Trust's rate of return from reinvestment activities exceeds the above index up to 500 basis points, and (ii) $250 per each basis point by which the rate of return from reinvestment activities exceeds the above index plus 500 basis points. The index for the years ended December 31, 1996, 1995 and 1994 was 6.39%, 8.88% and 6.29%, respectively. The rate of return from reinvestment activities for the years ended December 31, 1996, 1995 and 1994 was 17.31%, 9.65% and 8.78%, respectively.

     At December 31, 1997, or upon termination of Mr. Levine's employment by the Trust, whichever is earlier, ("the Computation Date") the annual incentive compensation earnings from reinvestment activities, as defined, will be computed on a cumulative basis covering the period January 1, 1993 through the Computation Date (the "Cumulative Incentive Compensation"). This cumulative calculation will also include all unrealized profits and gains on the Trust's real estate assets. As of December 31, 1996, the Trust has recorded $650,000 as its estimate of Cumulative Incentive Earnings with respect to the unrealized profits and gains on the Trust's assets. If a disagreement in value exists between Mr. Levine and the Trustees in computing unrealized profits and gains, a mutually agreed upon appraiser will be retained to appraise the properties with the result binding on both parties. If the Cumulative Incentive Compensation is less than the aggregate amount of incentive compensation previously paid to Mr. Levine, all or a portion of any Award Shares (defined below) previously issued to Mr. Levine will be forfeited by Mr. Levine and canceled by the Trust. For these purposes, the Award Shares will be valued at the average price at which the shares were valued when issued to Mr. Levine. If the Cumulative Incentive Compensation is greater than the amounts previously paid to Mr. Levine, the difference will be paid to Mr. Levine in Cumulative Incentive Award Shares (defined below) by the Trust within seventy five days after the Computation Date.

     For the years ended December 31, 1994 and 1995, incentive compensation earned on reinvestment activities was paid 80% in cash and 20% in shares of beneficial interest of the Trust ("Award Shares") on March 15 of the year following the period for which the incentive was earned. The Trust and Mr. Levine have reached an agreement in principle to amend Mr. Levine's agreement. Under the amendment, all of the incentive compensation earned by Mr. Levine for the fiscal years ended December 31, 1996 and 1997 plus all of the Cumulative Incentive Compensation will be paid in shares of the Trust's stock rather than a portion in cash and a portion in stock. The additional share issuances are subject to approval by the Trust's shareholders at the annual meeting which will likely take place sometime during the second calendar quarter of 1997. All other material terms of the employment contract remained unchanged. The Award Shares that are issuable in respect of the 20% of Mr. Levine's Annual Incentive Compensation are subject to forfeiture and certificates representing these forfeitable shares are restricted as to transfer and held in escrow by the Trust, pending satisfaction of the vesting requirements. Mr. Levine will vest in these shares on the earlier of (i) seventy-five days subsequent to December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or (iii) the permanent disability or death of Mr. Levine. The issue price of any Award Shares, except for the shares which are issuable in respect of the Cumulative Incentive Compensation, is based upon the average closing price of the Trust's shares for the five business days ended prior to December 31 of the year in question. The issue price for the shares issued in respect of the Cumulative Incentive Compensation is $3.75 per share.

     For the year ended December 31, 1996, Mr. Levine's incentive compensation earned on recovery of foreclosed activities and returns on reinvestment activities was $4,701 and $394,500, respectively. These amounts do not include the estimated $650,000 of Cumulative Incentive Earnings that the Trust accrued as of December 31, 1996. The $4,701 in incentive compensation earned by Mr. Levine during 1996 on recovery of foreclosed assets is comprised of: $2,941 in respect of the Trust's collateralized claims and $1,760 in respect of the Trust's unsecured claims. In 1997, Mr. Levine will be issued 95,636 in Award Shares in respect of his 1996 incentive valued at $4.125 per share. For the year ended December 31, 1995, Mr. Levine's incentive compensation earned on recovery of foreclosed activities and returns on reinvestment activities was $36,185 and $38,500, respectively. The $36,185 in incentive compensation earned by Mr. Levine during 1995 on recovery of foreclosed assets is broken down as follows: $19,315 in respect of the Trust's collateralized claims and $16,870 in respect of the Trust's unsecured claims as discussed above. During 1996, Mr. Levine was paid $66,985 representing 80% of his 1995 incentive in cash and 1,833 Award Shares valued at $4.20 per share or $7,700 representing 20% in Award Shares of the Trust. As of December 31, 1994, Mr. Levine's incentive compensation earned on recovery of foreclosed activities and return on reinvestment activities was $12,139 and $124,500, respectively. The $12,139 incentive compensation earned by Mr. Levine during 1994 on recovery of foreclosed assets is in respect of the Trust's unsecured claims as discussed above. Payment of Mr. Levine's 1994 incentive compensation occurred during the second quarter of 1995 with the payment of $111,739 representing 80% of his incentive in cash and 6,036 Award Shares valued at $4.125 per share or $24,899 representing 20% in Award Shares of the Trust pursuant to his employment contract.

     The employment agreement may be terminated by either Mr. Levine or the Trust at any time upon 90 days written notice. If the Trust terminates his employment, for cause, or Mr. Levine voluntarily terminates his employment, the Trust will pay all salary and incentive compensation earned through the date of termination. In the event of Mr. Levine's death or permanent disability, Mr. Levine is entitled to all incentive compensation earned through the date of his disability or death plus any disability or life insurance proceeds in the amount of two times his annual salary. This is consistent with standard insurance benefits of all Banyan Management Corp. personnel, however, Mr. Levine is not entitled to any other severance pay-ments. If Mr. Levine's employment is terminated without cause following a change of control (as defined in the employment agreement) the Trust is obligated to pay Mr. Levine's salary during the remainder of the employment period and must pay Mr. Levine all incentive compensation which he would have earned if all the Trust's assets had been converted into cash and all proceeds were distributed. If Mr. Levine is terminated without cause but no change of control has occurred, he will receive a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (including incentive compensation based upon assets converted into cash within one year following his termination of the




Trust had Mr. Levine received an "expression of interest" prior to Mr. Levine's termination), plus an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following entities are known by the Trust to be the beneficial owners of more than 5% of the outstanding shares of beneficial interest as of March 10, 1997.

                                                   Amount of
Title of           Name and Address of             Beneficial      Percentage
Class               Beneficial Owners              Ownership       of Shares
--------           -------------------             ----------      ----------

Shares of          Fidelity Management &            1,110,550          10.6%
Beneficial           Research Corp.
Interest           82 Devonshire Street
                   Boston, MA 02109

Shares of          Magten Asset Management Corp.    1,762,105          16.8%
Beneficial         350 East 21st Street
Interest           New York, NY 10010

     The following table sets forth the ownership of shares owned directly and indirectly by the trustees and officers of the Trust as of March 10, 1997:

                                                  Amount of
Title of                                          Beneficial      Percentage
Class               Beneficial Owners             Ownership       of Interest
--------           -------------------            ----------      -----------

Shares of          Leonard G. Levine,           16,869 Shares    Less than 1%
Beneficial         President
Interest

Shares of          Neil D. Hansen,               8,373 Shares    Less than 1%
Beneficial         First Vice President
Interest

Shares of          Jay E. Schmidt                2,000 Shares    Less than 1%
Beneficial         Vice President
Interest

Shares of          All Trustees and             27,242 Shares    Less than 1%
Beneficial         Officers of the Trust,
Interest           as a group (8 persons)






ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Administrative costs, primarily salaries and general and administrative expenses, are incurred on the Trust's behalf by Banyan Management Corp. ("BMC"). BMC is owned by the Trust, Banyan Strategic Land Fund II and Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund) (the "Banyan Funds"). Mr. Levine is the president of BMC but receives no additional compensation for his services to that entity. Messrs. Teglia, Hansen, Higgins and Schmidt are employees of the Trust but are paid by BMC.

The portion of their time which is allocable to the Trust is included in the administrative costs for which BMC is reimbursed by the Trust. The directors/trustees of all Banyan Funds serve as directors of BMC but receive no additional compensation. All costs incurred by BMC on behalf of each entity for which it provides administrative services are allocable to the Trust and these other entities based upon the actual number of hours spent by BMC personnel on matters related to that particular entity. BMC does not "mark-up" or include any profit component in the costs allocated to the entities including the Trust. The Trust's allocated share of costs for the years ended December 31, 1996, 1995 and 1994, aggregated $1,275,374, $1,443,434, and $1,185,409, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. As of December 31, 1996, the Trust had a net payable due to BMC of $2,845.

     Reference is made to Note 8, "Transactions with Affiliates," of Notes to the Consolidated Financial Statements for the amount of administrative costs paid to, and a description of various transactions with, BMC.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1)(2) The financial statements indicated in Part II, Item 8, Financial Statements and Supplementary Data.

    (3)      Exhibits

             Exhibit Number       Description
             --------------       -----------

             Exhibit (10)         Material Contracts

                                  (i)  Fourth Amendment to Loan Agreement
dated January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

                                  (ii) Second Amendment to Note dated
January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

              Exhibit (21)        Subsidiaries of the Trust

              Exhibit (27)        Financial Data Schedule

             The following exhibits are incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169), referencing the exhibit number used in such Registration Statement.

             Exhibit Number       Description
             --------------       -----------

              (3)(b)              By-Laws dated March 13, 1986.

              (3)(c) and (3)(d)   Amended and Restated Declaration of Trust
dated as of August 8, 1986, as amended on March 8, 1991 and May 1, 1993.

             Exhibit (10)         Material Contracts

                                  (i)  Amended Employment Agreement of
Leonard G. Levine dated January 1, 1990.

                                  (ii)  Second Amended and Restated
Employment Contract of Leonard G. Levine dated December 31, 1992.

                                  (iii) Amendment to Loan Agreement dated
December 1, 1994; Second Amendment to Loan Agreement dated December 21, 1994 and Third Amendment to Loan Agreement dated December 18, 1995 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

                                  (iv) First Amendment to Note dated
December 18, 1995 regarding the Registrant's Line of Credit with American National Bank of Chicago.





(b) The following report on Form 8-K was filed during the quarter ended December 31, 1996:

    A current report on Form 8-K was filed on December 4, 1996 wherein
Item 2 disclosed the Registrant's acquisition of the 6901 Riverport Drive property.

(c) See Item 14(a)(3) above.

(d) None.






                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                        Date:  April 11, 1997
      Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Leonard G. Levine                        Date:  April 11, 1997
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                           Date:  April 11, 1997
      Joel L. Teglia, Vice President
      of Finance and Administration,
      Chief Financial and Accounting Officer



By:   /s/ Norman M. Gold                           Date:  April 11, 1997
      Norman M. Gold, Trustee



By:   /s/ Walter E. Auch, Sr.                      Date:  April 11, 1997
      Walter E. Auch, Sr., Trustee



By:   /s/ Marvin A. Sotoloff                       Date:  April 11, 1997
      Marvin A. Sotoloff, Trustee





                                  EXHIBIT 10




EXHIBIT 10 (i)
--------------

                      FOURTH AMENDMENT TO LOAN AGREEMENT

      THIS FOURTH AMENDMENT TO LOAN AGREEMENT ("Fourth Amendment") is dated as of January 7, 1997 by and between BANYAN STRATEGIC REALTY TRUST, a Massachusetts business trust ( "Borrower"), and AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, a national banking association ("Lender").

      WHEREAS, Borrower and Lender entered into a Loan Agreement dated as of December 1, 1994 (the "Original Loan Agreement") relating to a loan made by Lender to Borrower in the maximum principal amount outstanding at any time not to exceed the lesser of (i) $15,000,000, and (ii) sixty percent (60%) of the Collateral Value of all of the Designated Properties and Designated Debt Instruments, as more fully set forth in the Original Loan Agreement; and

      WHEREAS, Borrower and Lender entered into that certain Amendment to Loan Agreement dated as of December 1, 1994 (the "First Amendment") pursuant to which certain Designated Properties, Designated Debt Properties and Property Owners were withdrawn from the Original Loan Agreement; and

      WHEREAS, Borrower and Lender entered into that certain Second Amendment to Loan Agreement dated as of December 21, 1994 (the "Second Amendment") pursuant to which a Designated Property and Property Owner were withdrawn from the Original Loan Agreement; and

      WHEREAS, Borrower and Lender entered into that certain Third Amended Loan Agreement dated as of December 18, 1995 (the "Third Amendment") pursuant to which, among other things, Borrower and Lender increased the amount set forth in subclause (i) of the first Recital paragraph herein from $15,000,000 to $30,000,000 (the Original Loan Agreement, the First Amendment, the Second Amendment and the Third Amendment are hereinafter collectively referred to as the "Loan Agreement"); and

      WHEREAS, Borrower and Lender desire to further amend the Loan Agreement as herein set forth.

      NOW, THEREFORE, for and in consideration of the mutual covenants herein contained, Borrower and Lender do hereby agree as follows:

      1. Definitions. Capitalized terms used in this Fourth Amendment but not otherwise defined herein shall have the meaning ascribed to them in the Loan Agreement.

      2. Other Documents. Concurrent herewith Borrower is amending or causing to be amended the Note. All references in the Loan Agreement to the "Note" are hereafter deemed to be references to the Note as amended concurrent herewith by the Second Amendment to Note, and as the same may hereafter be renewed, restated, replaced, extended or amended from time to time.

      3. Loan Conversion Date. The definition of "LOAN CONVERSION DATE" set forth in the "DEFINITIONS" section of the Loan Agreement is hereby deleted in its entirety and the following substituted therefor:

      "LOAN CONVERSION DATE. May 31, 1997, or earlier as provided in Paragraph D of Article I hereof."

      4. Loan Maturity Date. The definition of "LOAN MATURITY DATE" set forth in the "DEFINITIONS" section of the Loan Agreement is hereby deleted in its entirety and the following substituted therefor:

      "LOAN MATURITY DATE. May 31, 1998, being the date upon which the final payment of all principal and interest on the Loan is due, or such earlier date that the Loan is due in the case of an Event of Default or as otherwise provided herein or in the Note or Reimbursement Agreement."




      5. Loan Amount.

      a. In Paragraph A of Article I of the Loan Agreement, the phrase "Thirty Million and no/100 Dollars ($30,000,000)" is hereby deleted and the following substituted therefor: "Twenty Million and no/100 Dollars ($20,000,000)".

      b. All references in Paragraph F of Article I of the Loan Agreement to the sum of "$30,000,000" shall be deemed to be references to the sum of "$20,000,000".

      6. Fee. Borrower shall pay to Lender a one time non-refundable commitment fee for the extension of the Loan Maturity Date of Fifty Thousand and 00/100 Dollars ($50,000), representing one quarter of one percent (.25%) of the Twenty Million and 00/100 Dollars ($20,000,000) Loan maximum, which shall be due and payable upon execution of this Amendment by Borrower. This fee is in addition to and not in lieu of the Letter of Credit fee, as and when applicable, and the unused facility fee. If the Loan Maturity Date shall be further extended for an additional year (i.e., until May 31, 1999) then one half (1/2) of said commitment fee shall be credited against any commitment fee that may then be imposed by Lender in respect of said additional extension; provided, however, that the provisions of this sentence shall not be deemed to obligate Lender to grant any such additional extension nor to limit any commitment fee or other fee in respect thereof.

      7. Total Debt to Total Shareholder's Equity. The ratio of 1.0:1.0 set forth in Paragraph Q(3) of Article III of the Loan Agreement is hereby changed to 2.0:1.0.

      8. Sarasota: $6,200,000 Note. The parties hereto acknowledge that the $6,200,000 Note previously secured or guaranteed by and indemnified against in the Mortgages and Additional Collateral Documents has prior to this date been assigned pursuant to the terms of the Third Amendment; accordingly, effective as of said assignment, (a) the maximum principal amount of the Note returned to $30,000,000 (subject to this Fourth Amendment and the Second Amendment to Note executed concurrent herewith, pursuant to which such amount is now being reduced to $20,000,000, and further subject to the limitations set forth therein), (b) the said reference to $23,800,000 in the Note, the Loan Agreement and the Mortgages and Additional Collateral Documents returned to a reference to $30,000,000 (subject to this Fourth Amendment and the Second Amendment to Note executed concurrent herewith, pursuant to which such amount is now being reduced to $20,000,000), (c) the Mortgages and Additional Collateral Documents securing, guaranteeing or granting indemnities in respect of the Note and/or the $6,200,000 Note and which relate to, solely, the Sarasota Designated Property no longer secured, guaranteed or granted indemnities, or otherwise had any force or effect, in respect of the Note or the Loan Agreement, and (d) the Mortgages and Additional Collateral Documents securing, guaranteeing or granting indemnities in respect of the Note and/or the $6,200,000 Note and which relate to the collateral other than the Sarasota Designated Property, no longer secured, guaranteed or granted indemnities, or otherwise had any force or effect, in respect of the $6,200,000 Note.

      9. Kentucky Properties. Prior to the date hereof, (a) Borrower has caused BSRT Lexington Corp., an Illinois corporation, to transfer the Kentucky I Property and its other assets to BSRT Lexington Trust, a Massachusetts business trust, and (b) Borrower has caused BSRT Newtown Corp., an Illinois corporation, to transfer the Newtown Property and its other assets to BSRT Newtown Trust, a Massachusetts business trust. Borrower represents and warrants that it owns all of the shares of beneficial interest in BSRT Lexington Trust and BSRT Newtown Trust, free and clear of any liens, claims or encumbrances.





      10. Designated Properties. The parties hereto agree and acknowledge that upon the effective date of the matters set forth in this Fourth Amendment, the Designated Properties, Designated Debt Properties and the Property Owners shall be as set forth on Exhibit "A" attached hereto and made a part hereof.

      11. Representations and Warranties. Without limitation of any representations and warranties in the Loan Agreement, or of any of the provisions hereof, Borrower hereby represents, warrants and covenants as follows:

      a. All representations and warranties made by Borrower in the Loan Agreement are true and correct on and as of the date hereof. All such representations and warranties, together with all covenants and agreements of Borrower set forth in the Loan Agreement, are hereby remade on and as of the date hereof.

      b.    The representations and warranties made in Paragraph A of
Article II of the Original Loan Agreement apply to this Fourth Amendment in the same manner as applicable therein to the Original Loan Agreement, and also apply to the documents being executed pursuant hereto in the same manner as applicable therein to the Note, Mortgages and Additional Collateral Documents.

The representations and warranties contained in this Fourth Amendment are true as of the date hereof and will be true and will be deemed remade at and as of the date of any disbursement of the proceeds of the Loan, except for the necessary effect of the transactions contemplated by the Loan Agreement as amended by this Fourth Amendment.

      12. Deliveries. In connection with the matters set forth in this Fourth Amendment, Borrower will deliver or cause to be delivered to Lender the following documents each in form, substance and execution and showing solely matters satisfactory to Lender:

      a.    Second Amendment to Note, executed by Borrower.

      b.    Amendments to the Mortgages and Additional Collateral
Documents.

      c. Certified resolutions of the Trustees of Borrower authorizing the execution by Borrower of this Fourth Amendment, the documents provided herein by Borrower and the Property Owners (and their predecessors in interest) and the rendering of full performance herein and therein; and certified resolutions to such effect of the Property Owners (and their predecessors in interest).

      d. Such other documents and instruments as are required pursuant hereto whether as conditions precedent to any of Lender's obligations, or otherwise, or pursuant to any one or more of the Note, Mortgages, or any of them, any one or more of the items of Additional Collateral Documents or any amendment to any of the foregoing and such other certifications, evidence of organization, qualification and good standing, attorneys' opinions and documents as Lender may require.

If any one or more of the foregoing are not provided on or before execution hereof by Lender, Lender will not be deemed to have waived its right to require same and they will be provided by Borrower, notwithstanding such execution, within thirty (30) days after request therefor by Lender.

      13. Counterparts. This document may be executed in two (2) or more counterparts, all of which taken together shall constitute one (1) original.





      14. Headings. Section headings used herein are for reference and convenience only and are not intended to be substantive and shall not be deemed to limit or otherwise affect the interpretation of this Fourth Amendment.

      15. Conflict; Inconsistency. Except as amended by this Fourth Amendment, the Loan Agreement shall remain in full force and effect. In the event of any conflict or inconsistency between the terms and provisions of the Loan Agreement and the terms and provisions of this Fourth Amendment, the terms and provisions of this Fourth Amendment shall control to the extent necessary to resolve such conflict or inconsistency. Upon full execution of this Fourth Amendment, any references herein or elsewhere to the Loan Agreement shall be deemed to be references to the Loan Agreement as amended by this Fourth Amendment.

      16. Successors: Assigns: Integration: Law. The provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns. This instrument has been made, executed and delivered in the State of Illinois and shall be governed by and construed in accordance with the laws of the State of Illinois.

      IN WITNESS WHEREOF the parties have executed this Fourth Amendment as of the day and year first above set forth.


LENDER:                              BORROWER:

AMERICAN NATIONAL BANK AND TRUST     BANYAN STRATEGIC REALTY TRUST, a
COMPANY OF CHICAGO, a national       Massachusetts business trust
banking association


By: ____________________________     By:   ___________________________
    M. K. Babladelis                       Jay E. Schmidt
    Vice President                   Its:  Vice President





                                  EXHIBIT "A"
                    TO FOURTH AMENDMENT TO LOAN AGREEMENT


DESIGNATED PROPERTY                  PROPERTY OWNER
Fountain Square Office Building
(Colonial Penn Building)             BSRT Fountain Square Corporation,
(Tampa, Florida)                     an Illinois corporation

Buildings A, C, D & F                BSRT Lexington Trust, a
Lexington Business Center            Massachusetts business trust
Lexington, Kentucky
("Kentucky I Property")

Building B                           BSRT Lexington B Corp.,
Lexington Business Center            an Illinois corporation
1300 New Circle Road
Lexington, Kentucky
("Kentucky II Property")

Newtown Distribution Center          BSRT Newtown Trust, a
Lexington, Kentucky                  Massachusetts business trust
("Newtown Property")

DESIGNATED DEBT PROPERTY             PROPERTY OWNER

Hallmark Village Apartments          BSRT Hallmark Village Limited
Clarksville, Indiana                 Partnership, an Illinois limited
                                     partnership





EXHIBIT 10 (ii)
---------------

                           SECOND AMENDMENT TO NOTE

      This Second Amendment to Note dated as of January 7, 1997 ("Second Amendment") is made by and between Banyan Strategic Realty Trust, a Massachusetts business trust ("BSRT") and American National Bank and Trust Company of Chicago, a national banking association (hereinafter, together with its legal representatives, successors and assigns, referred to as "ANB").

      WHEREAS, BSRT has previously delivered to ANB that certain note dated as of December 1, 1994 in the maximum principal amount of Fifteen Million and no/100 Dollars ($15,000,000), subject to the limitations set forth therein; and,

      WHEREAS, BSRT has increased the maximum principal amount of the said note from Fifteen Million and no/100 Dollars ($15,000,000) to Thirty Million and no/100 Dollars ($30,000,00) pursuant to that certain First Amendment to Note dated as of December 18, 1995, subject to the limitations set forth therein (the said note, as so amended by the First Amendment to Note, is hereinafter referred to as the "Note").

      WHEREAS, BSRT desired to amend the Note, as set forth herein.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

1. Other Documents. Capitalized terms used in this Second Amendment but not otherwise defined herein shall have the meaning ascribed to them in the Note. Concurrent herewith, BSRT is amending or causing to be amended the Loan Agreement (pursuant to Fourth Amendment to Loan Agreement), the Mortgages, and the Additional Collateral Documents. All references in the Note to:

      a. the "Loan Agreement" are hereafter deemed to be references to the Loan Agreement, as previously amended and as amended concurrent herewith, as the same may hereafter be renewed, restated, replaced, extended or amended from time to time;

      b. the "Mortgages" are hereafter deemed to be references to the Mortgages as amended concurrent herewith, as the same hereafter may be amended from time to time, and all Mortgages which are executed and delivered to Lender concurrent herewith and which from time to time hereafter may be executed and delivered to Lender as security for or relating to the indebtedness and obligations as evidenced by any one or more of the Note, Loan Agreement and Reimbursement Agreement, as same may be amended from time to time;

      c. the "Reimbursement Agreement" are hereafter deemed to be references to any one or more Reimbursement Agreements hereafter executed and delivered to Lender in respect of any one or more Letters of Credit hereafter issued by Lender in respect of the Loan Agreement, as the same may be amended from time to time; and




      d. the "Additional Collateral Documents" are hereafter deemed to be references to the Additional Collateral Documents as amended concurrent herewith, as the same may hereafter be amended from time to time, and all other mortgages, documents and instruments (other than the Loan Agreement, Mortgages and Reimbursement Agreement) which are executed and delivered to Lender concurrent herewith and which from time to time hereafter may be executed and delivered to Lender as security for or relating to the indebtedness and obligations evidenced by any one or more of the Note, Loan Agreement and Reimbursement Agreement, as same may be amended from time to time.

2.    Maturity Date.  The Maturity Date set forth in paragraph 2G of the
Note is hereby changed from December 14, 1997 to May 31, 1998.

3. Loan Conversion Date. The Loan Conversion Date set forth in paragraph 2G of the Note is hereby changed from December 14, 1996 to May 31, 1997.

4. Loan Amount. All references in the Note to "Thirty Million" or "$30,000,000" are hereby amended to "Twenty Million" or "$20,000,000" as the case may be.

5. Addendum to Note. The Addendum to Note which was attached to the First Amendment to Note dated December 18, 1995 is hereby deleted therefrom.

6. Conflict; Inconsistency. Except as amended by this Second Amendment, the Note shall remain in full force and effect. In the event of any conflict or inconsistency between the terms and provisions of the Note and the terms and provisions of this Second Amendment, the terms and provisions of this Second Amendment shall control to the extent necessary to resolve such conflict or inconsistency.

7. Successors; Assigns. The provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns. This instrument has been made, executed and delivered in the State of Illinois and shall be governed by and construed in accordance with the laws of the State of Illinois.

      IN WITNESS WHEREOF, the parties have executed this Second Amendment as of the date and year first written above.


BSRT:                                      ANB:

BANYAN STRATEGIC REALTY TRUST, a           AMERICAN NATIONAL BANK AND TRUST
Massachusetts business trust               COMPANY OF CHICAGO, a national
                                           banking association

BY:                                        By:
      ----------------------------               --------------------------
Its:                                       Its:
      ----------------------------               --------------------------





                                  EXHIBIT 21




                 SUBSIDIARIES OF BANYAN STRATEGIC REALTY TRUST


   NAME OF SUBSIDIARY                                 STATE OF ORGANIZATION
   -------------------                                ----------------------
   Banyan/Morgan Milwaukee Limited Partnership        Illinois
   Banyan/Morgan Willowbrook Limited Partnership      Illinois
   BSLT/BSLFII H Street Partnership                   Illinois
   BSLT Milwaukee Corp.                               Illinois
   BSRT Colonial Courts Corp.                         Illinois
   BSRT Colonial Courts Limited Partnership           Illinois
   BSRT Commerce Center Corp.                         Illinois
   BSRT Fountain Square Corp.                         Illinois
   BSRT Hallmark Village Corp.                        Illinois
   BSRT Hallmark Village Limited Partnership          Illinois
   BSRT Lexington Corp.                               Illinois
   BSRT Lexington Trust                               Massachusetts
   BSRT Lexington B Corp.                             Illinois
   BSRT/M&J Northlake Limited Partnership             Illinois
   BSRT Merger Corp.                                  Illinois
   BSRT Newtown Corp.                                 Illinois
   BSRT Newtown Trust                                 Massachusetts
   BSRT Northlake Festival Corp.                      Illinois
   BSRT Riverport Corp.                               Illinois
   BSRT Riverport Trust                               Massachusetts
   BSRT/STM Business Center Trust                     Massachusetts
   BSRT/STM Business Center Corp.                     Illinois
   BSRT Willburr Corp.                                Illinois
   BSRT Woodcrest Office Corp.                        Illinois
   BSRT Woodcrest Office Park Limited Partnership     Illinois
   VSLT Ninth Street Corp.                            Illinois
   BSRT Phoenix Business Park Corp.                   Illinois
   Banyan/Morgan MOC Limited Partnership              Illinois
   BSRT Brook Corp.                                   Illinois
   BSRT Oklahoma Woodrun Corp.                        Illinois
   BSRT Oklahoma Willowpark Corp.                     Illinois
   BSRT Oklahoma Country Creek Corp.                  Illinois
   BSRT Oklahoma Winchester Run Corp.                 Illinois
   BSRT Port 95-1 Corp.                               Illinois
   BSRT Port 95-2 Corp.                               Illinois
   BSRT Port 95-3 Corp.                               Illinois
   BSRT Butterfield Office Plaza, Inc.                Illinois





                         BANYAN STRATEGIC REALTY TRUST
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets, December 31, 1996 and 1995            F-3 to F-4

Consolidated Statements of Income and Expenses For
the Years Ended December 31, 1996, 1995 and 1994                          F-5

Consolidated Statements of Shareholders' Equity For
the Years Ended December 31, 1996, 1995 and 1994                          F-6

Consolidated Statements of Cash Flows For the Years
Ended December 31, 1996, 1995 and 1994                             F-7 to F-8

Notes to Consolidated Financial Statements                        F-9 to F-30
























All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.





                        REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS OF BANYAN STRATEGIC REALTY TRUST

     We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 1996 and 1995, and the related consolidated statements of income and expenses, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        ERNST & YOUNG LLP






Chicago, Illinois
March 20, 1997, except for Notes 12 and 13, as to which the date is April 9, 1997.






                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1996 AND 1995

                                                                                Consolidated      Consolidated
                                                                                   1996               1995
                                                                               -------------      ------------

ASSETS
------

Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     $   3,805,260       $ 5,500,215
Interest Receivable on Investments . . . . . . . . . . . . . . . . . . . .            46,313            70,352
Interest Receivable on Mortgage Loans. . . . . . . . . . . . . . . . . . .             ---              60,780
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,194,425           528,029
                                                                                ------------      ------------
                                                                                   5,045,998         6,159,376
                                                                                ------------      ------------

Mortgage Loans Receivable (Net of Unamortized Discount). . . . . . . . . .              ---          5,433,094

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,956,094        12,809,994
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        85,210,415        74,343,233
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . .         5,015,673         3,046,838
                                                                                ------------      ------------

                                                                                 107,182,182        90,200,065
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . .        (4,692,455)       (2,337,095)
                                                                                ------------      ------------
                                                                                 102,489,727        87,862,970
                                                                                ------------      ------------

Investment in Real Estate Venture. . . . . . . . . . . . . . . . . . . . .         5,713,759         8,895,678
Deferred Financing Costs (Net of Accumulated
  Amortization of $722,925 and $224,020,
  Respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,326,489         1,188,174
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,958,232         1,225,480
                                                                                ------------      ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $116,534,205      $110,764,772
                                                                                ============      ============





                                             BANYAN STRATEGIC REALTY TRUST
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED
                                              DECEMBER 31, 1996 AND 1995


                                                                                Consolidated      Consolidated
                                                                                   1996               1995
                                                                               -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .     $   2,481,253      $  1,332,708
Accrued Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . .           763,238           703,919
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . .        48,181,023        43,522,181
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,900,000         5,500,000
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . .           237,922           107,325
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           248,748            94,002
Security Deposit Liabilities . . . . . . . . . . . . . . . . . . . . . . .           473,758           439,135
                                                                                ------------      ------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        63,285,942        51,699,270
                                                                                ------------      ------------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . .         2,313,825         2,190,098

Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .
Shares of Beneficial Interest, No Par
  Value, Unlimited Authorization;
  12,001,620 and 11,999,787 Shares
  Issued, Respectively . . . . . . . . . . . . . . . . . . . . . . . . . .       106,694,912       106,687,212
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (48,394,525)      (42,445,859)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . .        (7,365,949)       (7,365,949)
                                                                                ------------      ------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .        50,934,438        56,875,404
                                                                                ------------      ------------
Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . .      $116,534,205      $110,764,772
                                                                                ============      ============

Book Value Per Share of Beneficial Interest
  (10,478,971 and 10,477,138 Shares
  Outstanding, respectively) . . . . . . . . . . . . . . . . . . . . . . .      $       4.86      $       5.43
                                                                                ============      ============





                 The accompanying notes are an integral part of the consolidated financial statements.




                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996              1995               1994
                                                             ------------      ------------       ------------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . .   $ 18,606,996       $10,118,609        $ 6,731,108
  Operating Cost Reimbursement . . . . . . . . . . . . . .      1,936,392           918,914            523,792
  Miscellaneous Tenant Income. . . . . . . . . . . . . . .        259,844           194,335            238,175
  Interest and Amortized Discount on Mortgage Loans. . . .        441,725         1,036,052            959,565
  Income on Investments. . . . . . . . . . . . . . . . . .        159,361           634,459            381,161
                                                              -----------       -----------        -----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . .     21,404,318        12,902,369          8,833,801
                                                              -----------       -----------        -----------
EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . .
  Operating Property Expenses. . . . . . . . . . . . . . .      4,296,266         2,785,740          1,939,320
  Repairs and Maintenance. . . . . . . . . . . . . . . . .      2,378,139         1,256,444            823,669
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . .      1,748,105         1,153,797            726,022
  Interest Expense . . . . . . . . . . . . . . . . . . . .      4,011,218         1,583,645            342,700
  Ground Lease Expense . . . . . . . . . . . . . . . . . .        871,471           376,130               ---
  Depreciation and Amortization. . . . . . . . . . . . . .      2,453,059         1,334,992            875,949
  General and Administrative . . . . . . . . . . . . . . .      3,125,509         2,036,367          2,177,513
  Amortization of Deferred Loan Fees
    and Financing Costs. . . . . . . . . . . . . . . . . .        511,757           234,056             49,361
  Recovery of Losses on Loans, Notes and
    Interest Receivable. . . . . . . . . . . . . . . . . .        (16,569)         (164,958)          (192,212)
                                                              -----------       -----------        -----------
Total Expenses . . . . . . . . . . . . . . . . . . . . . .     19,378,955        10,596,213          6,742,322
                                                              -----------       -----------        -----------
Income Before Minority Interest and Income
  (Loss) from Operations of Real Estate Ventures . . . . .      2,025,363         2,306,156          2,091,479
Minority Interest in Consolidated Partnerships . . . . . .       (481,411)         (178,114)           (55,718)
Income (Loss) from Operations of Real Estate Ventures. . .     (3,301,212)          472,003         (2,994,361)
Gain on Disposition of Property. . . . . . . . . . . . . .           ---               ---              46,108
                                                              -----------       -----------        -----------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . .    $(1,757,260)      $ 2,600,045        $  (912,492)
                                                              ===========       ===========        ===========
Earnings (Loss) Per Share of Beneficial Interest
  (10,478,410, 10,474,079 and 10,471,102
  Weighted Average Number of Shares Outstanding,
  respectively). . . . . . . . . . . . . . . . . . . . . .    $    (0.17)       $      0.25        $     (0.09)
                                                              ===========       ===========        ===========


                 The accompanying notes are an integral part of the consolidated financial statements.





                                                BANYAN STRATEGIC REALTY TRUST
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                Shares of
                                             Beneficial Interest
                                         -------------------------    Accumulated       Treasury
                                          Shares         Amount         Deficit          Shares            Total
                                        ---------     ------------   -------------    ------------      -----------

Shareholders' Equity,
 December 31, 1993 . . . . . . .       11,993,751     $106,662,313    $(35,754,719)    $(7,365,949)    $ 63,541,645

Net Loss . . . . . . . . . . . .            ---              ---          (912,492)          ---           (912,492)

Distributions Paid . . . . . . .            ---              ---        (4,188,441)          ---         (4,188,441)
                                       ----------     ------------    ------------     -----------     ------------

Shareholders' Equity,
 December 31, 1994 . . . . . . .       11,993,751      106,662,313     (40,855,652)     (7,365,949)      58,440,712

Award Shares Issued. . . . . . .            6,036           24,899            ---            ---             24,899

Net Income . . . . . . . . . . .            ---              ---         2,600,045           ---          2,600,045

Distributions Paid . . . . . . .            ---              ---        (4,190,252)          ---         (4,190,252)
                                       ----------     ------------    ------------     -----------     ------------
Shareholders' Equity,
 December 31, 1995 . . . . . . .       11,999,787      106,687,212     (42,445,859)     (7,365,949)      56,875,404

Award Shares Issued. . . . . . .            1,833            7,700           ---             ---              7,700

Net Loss . . . . . . . . . . . .            ---              ---        (1,757,260)          ---         (1,757,260)

Distributions Paid . . . . . . .            ---              ---        (4,191,406)          ---         (4,191,406)
                                       ----------     ------------    ------------     -----------     ------------
Shareholders' Equity,
 December 31, 1996 . . . . . . .       12,001,620     $106,694,912    $(48,394,525)    $(7,365,949)    $ 50,934,438
                                      ===========     ============    ============     ===========     ============




                    The accompanying notes are an integral part of the consolidated financial statements.




                                               BANYAN STRATEGIC REALTY TRUST
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             Consolidated      Consolidated       Consolidated
                                                                 1996              1995               1994
                                                             ------------      ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .    $(1,757,260)     $  2,600,045        $  (912,492)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
  Recovery of Losses on Loans, Notes and
    Interest Receivable. . . . . . . . . . . . . . . . . .        (16,569)         (164,958)           (57,226)
  Gain on Disposition of Property. . . . . . . . . . . . .            ---             ---              (46,108)
  Amortization of Premium on Investment Securities . . . .            ---            10,596             66,474
  Depreciation and Amortization. . . . . . . . . . . . . .      2,964,816         1,569,048            925,310
  Amortization of Discount on Mortgage Loans
    Receivable . . . . . . . . . . . . . . . . . . . . . .        (34,547)         (372,129)          (307,920)
  Net Loss (Income) From  Operation of
    Real Estate Ventures . . . . . . . . . . . . . . . . .      3,301,212          (472,003)         2,994,361
  Minority Interest Participation in
    Consolidated Partnerships. . . . . . . . . . . . . . .        481,411           178,114             55,718
  Incentive Compensation Expense . . . . . . . . . . . . .        729,700             3,500             28,300
Net Change In:
  Interest Receivable on Mortgage Loans
    and Investments. . . . . . . . . . . . . . . . . . . .         84,819             6,154             88,074
  Accounts Receivable. . . . . . . . . . . . . . . . . . .       (666,396)         (420,357)            91,281
  Other Assets . . . . . . . . . . . . . . . . . . . . . .       (748,230)         (213,082)          (323,072)
  Accounts Payable and Accrued Expenses. . . . . . . . . .        721,126           (42,961)           384,292
  Accrued Interest Payable . . . . . . . . . . . . . . . .        130,597            67,320               (571)
  Accrued Real Estate Tax Payable. . . . . . . . . . . . .         54,267            10,753            368,469
  Unearned Revenue . . . . . . . . . . . . . . . . . . . .        158,310            70,709              2,271
  Security Deposit Liability . . . . . . . . . . . . . . .         (1,472)           16,479             16,361
                                                              -----------       -----------        -----------
Net Cash Provided By Operating Activities. . . . . . . . .      5,401,784         2,847,228          3,373,522
                                                              -----------       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . .    (15,013,282)      (47,818,144)       (18,650,295)
  (Investments In) Distributions From Real
    Estate Ventures, Net . . . . . . . . . . . . . . . . .       (119,293)           56,558            (23,820)
  Proceeds from Sale of Mortgage Loans
   Receivable. . . . . . . . . . . . . . . . . . . . . . .      5,440,047              ---                ---
  Proceeds From Sale of Investment in
    Real Estate Venture. . . . . . . . . . . . . . . . . .            ---         2,217,558               ---
  Additions to Investment in Real Estate . . . . . . . . .     (1,968,835)       (1,183,619)          (647,367)




                                               BANYAN STRATEGIC REALTY TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                             Consolidated      Consolidated       Consolidated
                                                                 1996              1995               1994
                                                             ------------      ------------       ------------

  Payment of Liabilities Assumed at Acquisition
    of Real Estate Assets. . . . . . . . . . . . . . . . .       (339,219)           34,585           (374,519)
  Proceeds From Sale of Real Estate. . . . . . . . . . . .            ---             ---               97,435
  Recovery of Losses on Loans, Notes and
    Interest Receivable  . . . . . . . . . . . . . . . . .         16,569           164,958            114,298
  Principal Payments of Investment Securities. . . . . . .         22,365             ---           12,991,276
  Proceeds from Sale and Maturities of
    Investment Securities. . . . . . . . . . . . . . . . .        817,314         2,500,000              ---
  Purchase of Investment Securities. . . . . . . . . . . .       (839,679)       (1,493,360)        (1,017,236)
  Investment Securities Sold to Affiliates . . . . . . . .           ---              ---            1,372,373
  Principal Collections on Mortgage Loans
    Receivable . . . . . . . . . . . . . . . . . . . . . .         14,742            43,817             36,742
  Investment in Mortgage Loans Receivable. . . . . . . . .           ---              ---               (4,771)
  Due from Affiliates. . . . . . . . . . . . . . . . . . .           ---            730,229           (442,354)
                                                              -----------       -----------        -----------
Net Cash Used In Investing Activities. . . . . . . . . . .    (11,969,271)      (44,747,418)        (6,548,238)
                                                              -----------       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Bonds and Mortgage Loans Payable . . . . .     21,645,000        35,806,807          9,500,000
  (Distributions To) Investment From
    Minority Partners. . . . . . . . . . . . . . . . . . .       (357,684)        1,797,135            (69,840)
  Deferred Financing Costs . . . . . . . . . . . . . . . .       (637,220)         (597,134)          (718,099)
  Principal Payments on Mortgage Loans and
    Bonds Payable. . . . . . . . . . . . . . . . . . . . .    (11,586,158)         (185,321)           (85,678)
  Dividends Paid to Shareholders . . . . . . . . . . . . .     (4,191,406)       (4,190,252)        (4,188,441)
                                                              -----------       -----------        -----------
Net Cash Provided By Financing Activities. . . . . . . . .      4,872,532        32,631,235          4,437,942
                                                              -----------       -----------        -----------
Net (Decrease) Increase In Cash and Cash Equivalents . . .     (1,694,955)       (9,268,955)         1,263,226

Cash and Cash Equivalents at Beginning of Year . . . . . .      5,500,215        14,769,170         13,505,944
                                                              -----------       -----------        -----------
Cash and Cash Equivalents at End of Year . . . . . . . . .    $ 3,805,260       $ 5,500,215        $14,769,170
                                                              ===========       ===========        ===========




                    The accompanying notes are an integral part of the consolidated financial statements.




                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

D.   INVESTMENT IN REAL ESTATE

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"), under which the Trust would be required to recognize impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Trust adopted FAS 121 effective January 1, 1995 with no effect on the accompanying 1995 consolidated financial statements. During the quarter ended December 31, 1996, the venture owning the H Street Assemblage property recorded a valuation allowance of $6,000,000, of which the Trust's share is $3,180,000. See Note 7, Investment in Real Estate Venture, for further details.

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





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


F.   MORTGAGE LOANS RECEIVABLE

     Mortgage loans receivable in the accompanying consolidated balance sheet is presented at net carrying value, which represents the outstanding principal less unamortized purchased mortgage loan discounts plus any associated unamortized deferred loan costs. Unamortized purchased mortgage loan discounts and associated deferred loan costs are amortized over the term of the loan using the level yield method.

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 114 and 118 ("FAS 114/118"),
"Accounting by Creditors for Impairment of a Loan". The adoption of FAS 114/118 by the Trust effective January 1, 1995 has not had any impact on the carrying value of the Trust's mortgage loans or financial statements as of December 31, 1995.

G.   MARKET VALUE ADJUSTMENT OF FINANCIAL INSTRUMENTS

     The Trust adopted in 1995 Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," which requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in FAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 1996 and 1995, based upon (i) fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the variable rates on the line of credit and bonds payable and (iii) the relatively short maturity of the Trust's cash equivalents. The Trust has no other financial instruments.

H.  INCOME TAXES

     For the years ended December 31, 1996, 1995 and 1994, the Trust continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust was required to distribute at least 95% of its taxable income to shareholders and meet asset and income tests as well as certain other requirements.

     As of December 31, 1996, Investment in Real Estate and Investment in Real Estate Ventures has a gross and net basis, respectively, of $107,182,182 and $12,313,038, respectively, for income tax purposes. Additionally, investment in liquidating trust with a tax basis of $840,100 has not been accorded any value for financial reporting purposes.

     As of December 31, 1996, the Trust has a net operating loss carry-forward of approximately $11,498,000 which will expire in 2005, 2006 and 2008.

I.   CASH EQUIVALENTS

     The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


J.   USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K.   RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1995 and 1994 consolidated financial statements in order to provide comparability with the 1996 consolidated financial statements. These reclassifications have not changed the 1995 or 1994 results.


2.  MORTGAGE LOANS RECEIVABLE

   Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to the Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996 resulting in a foreclosure and a direct action against the guarantors. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower pursuant to which the Karfad Loan, as well as four related loans to parties affiliated with the Borrower (collectively the "Loan Portfolio"), were to be sold at an amount equal to the Trust's December 31, 1995 carrying value for the Loan Portfolio totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of the Loan Portfolio. In addition, the Borrower made all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Loan from January 1, 1996 through the date of sale in the amount of approximately $407,000. As a result of the Agreement, the Trust terminated the recognition of income from the amortization of the Loan's purchase discount effective January 1, 1996. As of July 31, 1996, the Trust has no further interest in the Loan Portfolio.




                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                          1996         1995         1994
                                       ----------  -----------  -----------
Reconciliation of Net
  Investment in Mortgage
  Loans Receivable:

Balance at Beginning of Year . . . .   $5,433,094   $5,136,229   $4,891,462
    Additions During Year:
      Deferred Loan Costs. . . . . .         ---         ---          4,771
      Amortization of Discount
        on Mortgage Loans
        Receivable . . . . . . . . .       34,547      372,129      307,920
                                       ----------   ----------   ----------
    Deductions During Year:
      Proceeds From Sale of
        Mortgage Loans
        Receivable . . . . . . . . .   (5,440,047)        ---          ---
      Principal Collections
        on Mortgage Loans. . . . . .      (14,742)     (43,817)     (36,742)
      Amortization of Deferred
        Loan Costs . . . . . . . . .      (12,852)     (31,447)     (31,182)
                                       ----------   ----------   ----------

                                       (5,467,641)     (75,264)     (67,924)
                                       ----------   ----------   ----------
  Balance at End of Year . . . . . .   $     ---    $5,433,094   $5,136,229
                                       ==========   ==========   ==========






                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   MORTGAGE LOANS AND BONDS PAYABLE

     The properties of the Trust as described below are subject to mortgage loans and bonds payable at December
31, 1996 and 1995 as follows:

                        Mortgage      Mortgage
                        Loans and     Loans and
                         Bonds          Bonds                                                               Cash
                         Payable       Payable                                                             Basis
                         Balance       Balance       Annual       Final                    Estimated       Interest
Property Pledged         as of          as of       Interest     Maturity     Periodic      Balloon        Paid in
as Collateral           12/31/96       12/31/95       Rate         Date       Payment       Payment         1996
----------------      -----------    ----------    ---------    ---------    ---------    ----------      ----------
FIRST MORTGAGES:

Milwaukee Industrial
Portfolio,
Metropolitan
Milwaukee, WI (a). .  $ 3,707,416   $ 3,799,835           8%     10/01/98    $ 33,458     $3,511,074        $275,615

Elmhurst Metro
Court
Elmhurst, IL (b) . .    3,908,390     3,954,132        8.83%     01/01/00      33,103      3,730,074         318,396

Colonial Courts
of Westland Apts.,
Columbus, OH (c) . .    5,500,000     5,500,000          (c)     12/01/24          (c)     5,500,000         197,339

Willowbrook
Industrial
Court,
Willowbrook,
IL (d) . . . . . . .    2,590,983     2,629,974         8.5%     07/01/02      22,050      2,281,280         203,557

Northlake Tower
Shopping Center,
Atlanta, GA. . . . .   10,350,000    10,350,000         8.5%     08/01/05      73,313     10,350,000         879,750





                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                        Mortgage      Mortgage
                        Loans and     Loans and
                         Bonds          Bonds                                                               Cash
                         Payable       Payable                                                             Basis
                         Balance       Balance       Annual       Final                    Estimated       Interest
Property Pledged         as of          as of       Interest     Maturity     Periodic      Balloon        Paid in
as Collateral           12/31/96       12/31/95       Rate         Date       Payment       Payment         1996
----------------      -----------    ----------    ---------    ---------    ---------    ----------      ----------

Quantum Business
Center,
Jefferson County,
KY . . . . . . . .      2,634,563     2,688,240           8%     04/25/01       22,641     2,320,254         195,372

Florida Power and
Light Building
Sarasota, FL (e) . .    6,118,702          ---         7.21%     03/13/03       46,070     5,254,660         356,923

Woodcrest Office
Park
Tallahassee, FL
(f). . . . . . . . .    7,212,899          ---         8.25%     08/01/03       57,163     6,434,628         277,061

Midwest Office
Center
Oakbrook, IL (d) . .    3,258,070          ---         7.13%     05/01/03       24,760     2,741,057         144,875

6901 Riverport
Drive
Louisville, KY (g) .    5,400,000          ---           (g)     12/01/14          (g)           (g)          32,163

FIRST MORTGAGE
LINE OF CREDIT:

Collateralized
by the Trust's
various property
interests (h). . . .   8,400,000    20,100,000           (h)      5/31/98          (h)    8,400,000          999,570
                     -----------   -----------
                     $59,081,023   $49,022,181
                     ===========   ===========




                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The principal balance of the Trust's mortgage loans and bonds are scheduled to be repaid as follows:


        1997 . . . . . . . . . . . .             $   858,769
        1998 . . . . . . . . . . . .              12,765,534
        1999 . . . . . . . . . . .                   815,316
        2000 . . . . . . . . . . .                 4,516,794
        2001 . . . . . . . . . . . .               3,087,295
  Thereafter . . . . . . . . . . . .              37,037,315
                                                 -----------

       Total . . . . . . . . . . . .             $59,081,023
                                                 ===========


(a) The loan contains a prepayment penalty which is based on a formula to provide yield maintenance protection to the lender.

(b) The loan contains a prepayment penalty of 5% of the outstanding principal loan balance in year one, decreasing by 1% thereafter through the loan's maturity date.

(c) On December 14, 1994, a limited partnership consisting of the Trust, a wholly-owned subsidiary and an unrelated third party, which holds title to the Colonial Courts property, completed a $5,500,000 tax-exempt bond financing in connection with the Colonial Courts property. The bond was collateralized by a $5,624,315 letter of credit issued by American National Bank and Trust Company ("original LOC") as a draw against the Trust's line
of credit (see Note 3(h) below for further details).   The bond has a
thirty year term and requires monthly payments of interest only based upon the weekly low floater tax exempt bond rate. The weekly low floater bond rate as of December 31, 1996 equaled 3.83%.

      On April 15, 1996, the partnership replaced the original LOC with an irrevocable letter of credit in the amount of $5,624,315 issued by Citizens National Bank of Evansville ("Replacement LOC"). The bonds are also secured by a first mortgage on the Colonial Courts property. The Replacement LOC is confirmed by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit have a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC is equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit is approximately $2,800. In consideration of its assistance in obtaining the Replacement LOC and in accordance with the Trust's obligations under the partnership agreement, the Trust increased the limited partnership interest of PHC General Partnership ("PHC") in the BSRT Colonial Courts Limited Partnership from 10% to 25%. The PHC ownership percentage change became effective May 1, 1996 for financial reporting purposes.

(d) The loan contains a prepayment penalty of 7% of the outstanding principal loan balance in year one, decreasing by 1% thereafter through the loan's maturity date.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(e) On March 13, 1996, the Trust executed a nonrecourse first mortgage loan collateralized by the Florida, Power and Light office building. The loan contains a prepayment penalty which is based on a formula to provide yield maintenance protection to the Lender.

      The Trust, at its discretion, has the right to adjust the interest rate ("Adjusted Interest Rate") on the loan on April 1, 2001. The Adjusted Interest Rate is computed based at a rate of 300 basis points over the two-year U.S. Treasury rate as of December 18, 2000.

(f) On July 15, 1996, BSRT Woodcrest Office Park Limited Partnership , a limited partnership among a subsidiary of the Trust, as general partner, and Mr. Daniel Smith and the Trust as limited partners, executed a nonrecourse first mortgage loan collateralized by the Woodcrest Office Park property. The loan contains a prepayment penalty of 7% of the outstanding principal balance in year one, decreasing by 1% thereafter through the loan's maturity date.

(g) On November 19, 1996, the Trust acquired a 100% leasehold interest in the property located at 6901 Riverport Drive (the"Riverport Property") located in Louisville, Kentucky. The Trust utilized $200,000 of cash reserves for the acquisition and assumed a lease obligation. The reminder of the acquisition price was provided for by a draw upon the Trust's line of credit. The property is encumbered by tax-exempt Industrial Revenue Bond financing with an outstanding principal balance in the amount of $5,700,000 issued by Jefferson County, Kentucky. The lease assumed requires monthly payment of variable rate interest which is due the first of each month and annual principal payments in the amount of $300,000 which are due and payable each December 1 to and including December 1, 2014, the maturity date. Under the terms of the lease, the lease payments are equal to the required principal and interest payments on the bonds. An irrevocable letter of credit was issued as additional collateral for the bond financing which matures in December 1999. The bank issuing the letter of credit has a secured interest in the property. The annual fee for the letter of credit is equal to 1.5% of the letter of credit amount or $90,343. The variable interest rate on the bonds as of December 1996 was 3.8%.

(h) On December 13, 1994, the Trust executed a Mortgage Loan Commitment (the "Original Line") with American National Bank and Trust Company of Chicago ("ANB") in the amount of $15,000,000. The Original Line was a revolving line of credit with an initial term of two years. The Original Line also provided for a one year extension subsequent to the initial two year term with a balloon payment of principal required upon maturity, December 14, 1997. During the initial term of the Original Line and any extension, the Trust was required to pay interest only at the rate of LIBOR plus 2.25% or Prime plus .25% at the election of the Trust which currently equals approximately 7.6% to 8.5% per annum. A letter of credit fee of one percent of the amount of the then outstanding Letter of Credit balance was required to be paid quarterly. Mortgages on certain of the Trust's properties and its mortgage loans receivable served as collateral for the Original Line.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      On December 15, 1995, the Trust and ANB entered into an agreement modifying the Original Line by increasing the amount the Trust could borrow from $15,000,000 to $30,000,000 (the "Modified Line"). The Trust provided the Bank additional collateral consisting of mortgages on certain properties as well as pledges of the Trust's subsidiaries stock or partnership interest in the entities owning said properties. The Trust also paid a loan fee upon execution of the Modified Line in the amount of $75,000, or .5% of the increase in the Original Line. All other terms, as provided for under the Original Line, remain unchanged. In addition, the Trust is required to pay the Bank an unused facility fee of.5% per annum multiplied by the average portion of the Modified Line that is undrawn from time-to-time.

      As of December 31, 1995, the Trust had utilized approximately $25,724,000 of the $30,000,000 available under the Modified Line. On March 13 and July 15, 1996, the Trust used the proceeds for mortgage loans collateralized by the Florida Power and Light and Woodcrest Office Park properties, to pay down the revolving line of credit in the amounts of $6,200,000 and $7,000,000, respectively. In addition, on April 15, 1996, the Trust replaced a $5,624,315 letter of credit previously issued by ANB which had been collateralized by the Modified Line with an irrevocable letter of credit in the same amount by Citizen's National Bank of Evansville (See Note 3(a) above for details). The Trust borrowed $1,000,000 under the Modified Line for the acquisition of the Midwest Office Park property in April 1996. (See Note 5, Investment in Real Estate, for further details.) On June 28 and July 31, 1996, the Trust sold its interest in the Karfad loan portfolio (See Note 2, Mortgage Loans Receivable, for further details). On August 1, 1996, the Trust used a portion of the Karfad loan portfolio net sales proceeds to pay down $3,900,000 of the Modified Line. On November 19, 1996, the Trust borrowed $4,400,000 under the Modified Line for the acquisition of the leasehold interest in the Riverport Property. (See Note 5, Investment in Real Estate, for further details.) As a result of the above transactions, as of December 31, 1996, the Trust had an outstanding balance of $8,400,000 of the $30,000,000 available under the Modified Line.

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

5.   INVESTMENT IN REAL ESTATE

     As of December 31, 1996, the Trust's investment in real estate consisted of the following:






                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                           Costs Capitalized
Property & Location/                               Initial Costs to the Trust           Subsequent to Acquisition
Date of Construction/                            -------------------------------     ------------------------------
Date Acquired/                                                     Buildings &                          Buildings &
Method of Depreciation                             Land            Improvements         Land           Improvements
----------------------                          -----------        ------------     -----------        ------------
Milwaukee Industrial Portfolio
Milwaukee, WI
1973-1980
4/30/93. . . . . . . . . . . . . . . . . . .    $   532,800         $ 5,242,243      $    ---           $   634,090

Colonial Courts of Westland Apartments,
Columbus, OH
1963
6/17/93. . . . . . . . . . . . . . . . . . .        697,034           2,947,186           ---             1,891,159

Hallmark Village Apartments
Clarksville, IN
1972
9/28/93. . . . . . . . . . . . . . . . . . .        448,000           5,625,670           ---               718,827

Elmhurst Metro Court
Elmhurst, IL
1982
11/30/93 . . . . . . . . . . . . . . . . . .      1,615,360           3,604,358           ---               235,506

Colonial Penn Office
Building, Tampa Bay, FL
1984
3/22/94. . . . . . . . . . . . . . . . . . .      1,189,300           7,366,210           ---                 ---

Florida Power & Light Office
Building, Sarasota, FL
1991
3/22/94. . . . . . . . . . . . . . . . . . .      1,700,000           8,366,922           ---               119,806

Willowbrook Industrial Court
Willowbrook, IL
1979
6/16/95. . . . . . . . . . . . . . . . . . .        962,500           2,961,179           ---               148,861




                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                           Costs Capitalized
Property & Location/                               Initial Costs to the Trust           Subsequent to Acquisition
Date of Construction/                            -------------------------------     ------------------------------
Date Acquired/                                                     Buildings &                          Buildings &
Method of Depreciation                             Land            Improvements         Land           Improvements
----------------------                          -----------        ------------     -----------        ------------
Northlake Tower Shopping Center,
Atlanta, GA
1983-1984
7/28/95. . . . . . . . . . . . . . . . . . .          ---            17,143,993           ---               380,474

Quantum Business Center
Jefferson County, KY
1976-1980
9/26/95. . . . . . . . . . . . . . . . . . .        900,000           4,164,685           ---               112,215

Lexington Business Center
Lexington, KY
1985
12/05/95 . . . . . . . . . . . . . . . . . .       1,330,000          5,753,284           ---               313,544

Newtown Distribution Center
Lexington, KY
1981-1982
12/05/95 . . . . . . . . . . . . . . . . . .        355,000           3,234,143           ---                14,032

Woodcrest Office Park
Tallahassee, FL
1967-1989
12/19/95 . . . . . . . . . . . . . . . . . .      3,080,000           7,967,657            ---              291,658

Midwest Office Center
Oakbrook, IL (d)
1979
4/18/96. . . . . . . . . . . . . . . . . . .      2,396,100           2,591,138            ---              155,501

6901 Riverport Drive
Louisville, KY (e)
1985
11/19/96 . . . . . . . . . . . . . . . . . .      1,750,000           8,241,747            ---                  ---
                                                -----------         -----------     -----------         -----------
                                                $16,956,094         $85,210,415     $      ---          $ 5,015,673
                                                ===========         ===========     ===========         ===========




                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                          Gross Amount at which Carried
Property & Location/                                      at December 31, 1996 (a)(b)(c)
Date of Construction/                            ----------------------------------------------
Date Acquired/                                                     Buildings &                          Accumulated
Method of Depreciation                             Land            Improvements        Total           Depreciation
----------------------                          -----------        ------------     -----------        ------------
Milwaukee Industrial Portfolio
Milwaukee, WI
1973-1980
4/30/93. . . . . . . . . . . . . . . . . . .    $   532,800         $ 5,876,333    $  6,409,133         $   653,035

Colonial Courts of Westland Apartments,
Columbus, OH
1963
6/17/93. . . . . . . . . . . . . . . . . . .        697,034           4,838,345       5,535,379             512,570

Hallmark Village Apartments
Clarksville, IN
1972
9/28/93. . . . . . . . . . . . . . . . . . .        448,000           6,344,497       6,792,497             605,409

Elmhurst Metro Court
Elmhurst, IL
1982
11/30/93 . . . . . . . . . . . . . . . . . .      1,615,360           3,839,864       5,455,224             331,052

Colonial Penn Office
Building, Tampa Bay, FL
1984
3/22/94. . . . . . . . . . . . . . . . . . .      1,189,300           7,366,210       8,555,510             511,472

Florida Power & Light Office
Building, Sarasota, FL
1991
3/22/94. . . . . . . . . . . . . . . . . . .      1,700,000           8,486,727      10,186,727             598,288

Willowbrook Industrial Court
Willowbrook, IL
1979
6/16/95. . . . . . . . . . . . . . . . . . .        962,500           3,110,040       4,072,540             157,011




                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                          Gross Amount at which Carried
Property & Location/                                      at December 31, 1996 (a)(b)(c)
Date of Construction/                            ----------------------------------------------
Date Acquired/                                                     Buildings &                          Accumulated
Method of Depreciation                             Land            Improvements        Total           Depreciation
----------------------                          -----------        ------------     -----------        ------------

Northlake Tower Shopping Center, Atlanta, GA
1983-1984
7/28/95. . . . . . . . . . . . . . . . . . .          ---            17,524,468      17,524,468             622,439

Quantum Business Center
Louisville, KY
1976-1980
9/26/95. . . . . . . . . . . . . . . . . . .        900,000           4,276,900       5,176,900              139,604

Lexington Business Center
Lexington, KY
1985
12/05/95 . . . . . . . . . . . . . . . . . .      1,330,000           6,066,828       7,396,828              169,049

Newtown Distribution Center
Lexington, KY
1981-1982
12/05/95 . . . . . . . . . . . . . . . . . .        355,000           3,248,175       3,603,175               88,298

Woodcrest Office Park
Tallahassee, FL
1967-1989
12/19/95 . . . . . . . . . . . . . . . . . .      3,080,000           8,259,315      11,339,315             227,748

Midwest Office Center
Oakbrook, IL (d)
1979
4/18/96. . . . . . . . . . . . . . . . . . .      2,396,100           2,746,639       5,142,739              51,147

6901 Riverport Drive
Louisville, KY (e)
1985
11/19/96 . . . . . . . . . . . . . . . . . .      1,750,000           8,241,747       9,991,747              25,333
                                                -----------         -----------    ------------         -----------
                                                $16,956,094         $90,226,088    $107,182,182         $ 4,692,455
                                                ===========         ===========    ============         ===========





                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


--------------------

  (a)    The aggregate cost of the above real estate at December 31, 1996 for Federal income tax purposes is
$107,182,182.  For further details regarding encumbrances on the Trust's properties see Note 3, Mortgage Loans and
Bonds Payable.

  (b)    Reconciliation of real estate owned:





                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                 1996              1995               1994
                                                             ------------      ------------       ------------
          Balance at Beginning of Year . . . . . . . . . .   $ 90,200,065       $41,198,302        $21,954,819
          Acquisitions During Year . . . . . . . . . . . .     15,013,282        47,818,144         18,650,295
          Sale of Property . . . . . . . . . . . . . . . .          ---               ---              (54,179)
          Additions During Year. . . . . . . . . . . . . .      1,968,835         1,183,619            647,367
                                                             ------------       -----------        -----------
          Balance at End of Year . . . . . . . . . . . . .   $107,182,182       $90,200,065        $41,198,302
                                                             ============       ===========        ===========

  (c)    Depreciation expense is computed using the straight line method.  Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.



                                                                 1996              1995               1994
                                                             ------------      ------------       ------------

          Reconciliation of Accumulated Depreciation:

          Beginning of Year. . . . . . . . . . . . . . . .     $2,337,095        $1,036,890         $  185,348
          Depreciation Expense . . . . . . . . . . . . . .      2,355,360         1,300,205            853,063
          Sale of Property . . . . . . . . . . . . . . . .          ---               ---               (1,521)
                                                               ----------        ----------         ----------
          Balance at End of Year . . . . . . . . . . . . .     $4,692,455        $2,337,095         $1,036,890
                                                               ==========        ==========         ==========





                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  (d)    On April 18, 1996, Banyan/Morgan Milwaukee Limited Partnership ("BMMLP"), a joint venture between a subsidiary of the Trust, which is a general partner of BMMLP, and an affiliate of Morgan Realty Partners
("Morgan"), a general partner of BMMLP, acquired the Midwest Office Center property (the "Midwest Property").  The
Trust contributed capital in BMMLP upon acquisition of the property of approximately $1,692,000 of which the Trust
borrowed $1,000,000 under its line of credit.   The Trust contributed an additional $147,000 for cash reserves held by BMMLP for improvements and lease-up.

         The terms of the BMMLP partnership agreement, as originally established at the time of the acquisitions of the Milwaukee Industrial, Elmhurst Metro Court and Willowbrook Industrial properties, were amended effective
May 1, 1996 as a result of the Midwest Property acquisition by BMMLP.  Pursuant to the amended BMMLP partnership agreement, any excess cash flow from operations, after the Trust receives its 12% preferred return on contributed equity will be allocated 85% to the Trust and 15% to Morgan.

  (e)    A subsidiary of the Trust acquired a 100% leasehold interest in the property.  See Note 3(g), Mortgage
Loans and Bonds Payable, for further details regarding this acquisition.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.  PRO FORMA INFORMATION

     The following unaudited pro forma summary presents the results of operations of the Trust as if the 1996 and 1995 property acquisitions had occurred at the beginning of 1995, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Trust acquired the properties on January 1, 1995.


                                                Year Ended December 31,
                                                      (Unaudited)
                                            -----------------------------
                                                1996              1995
                                            -----------       -----------

Revenues . . . . . . . . . . . . . .        $23,351,377       $23,657,804

Net Income (Loss). . . . . . . . . .        $(1,323,950)      $ 5,643,367

Earnings (Loss) Per Share
  of Beneficial Interest . . . . . .        $     (0.13)      $      0.54




7.   INVESTMENT IN JOINT VENTURE

     H STREET ASSEMBLAGE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On June 5, 1992, the Trust and BSLFII formed a joint venture (the "Venture") to pursue development rights. The Trust has a 53% interest in the Venture while BSLFII has the remaining 47%. This property consists of 17,000 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development.

     The Venture has completed and obtained the zoning, entitlement and historic preservation for the development of an approximately 330,000 square foot commercial office building on the H Street Assemblage. In December 1994, based on the current market conditions in Washington, D.C., the Venture determined that it would be in its best interest to initiate marketing efforts to sell the property rather than assume the risk associated with the development of the property, thereby necessitating a $5,500,000 valuation allowance. The Trust's share, $2,915,000, is included in the loss from operations of real estate ventures in the Trust's 1994 Statement of Income and Expenses.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of approximately $1,829,000, of which approximately $969,000 is the Trust's share. The Trust recognized no gain or loss on the sale. The Venture obtained all required approvals from various government agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended December 31, 1996, the Venture recorded a valuation allowance in the amount of $6,000,000 as a result of the above mentioned agreement with GSA and a sales contract with an unaffiliated third party to purchase the H Street Assemblage. The Trust's share, $3,180,000, is included in the loss from operations of real estate ventures in the Trust's 1996 Statement of Income and Expenses. The Venture's carrying value for the property after the write down is based on the anticipated cumulative sales proceeds pursuant to the sales contract and the agreement with GSA. Pursuant to the sales contract, the Venture has agreed to sell the land remaining after the GSA sale for $9,000,000 subject to a due diligence period of 120 days for the buyer. The reduction in the carrying value of $6,000,000 reflects the carrying costs and closing costs the Venture anticipates to incur in order to complete the aforementioned transactions. [To Be Updated]

     Summary financial information for the H Street Assemblage as of December 31, 1996, 1995 and 1994 is as follows:





                                             BANYAN STRATEGIC REALTY TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                 1996              1995               1994
                                                             ------------      ------------       ------------

          Investment Property Net. . . . . . . . . . . . .    $ 9,981,527       $16,039,027        $16,096,527
          Other Assets . . . . . . . . . . . . . . . . . .        251,403           255,923             23,014
          Other Liabilities. . . . . . . . . . . . . . . .       (218,306)         (276,780)          (206,131)
          Venture Partners' Equity . . . . . . . . . . . .     (4,300,865)       (7,122,492)        (7,093,058)
                                                              -----------       -----------        -----------
               Trust's Equity. . . . . . . . . . . . . . .    $ 5,713,759       $ 8,895,678        $ 8,820,352
                                                              ===========       ===========        ===========
               Total Revenues. . . . . . . . . . . . . . .    $   529,931       $   469,337        $   406,315
                                                              ===========       ===========        ===========
               Net Income (Loss) . . . . . . . . . . . . .    $(6,228,702)      $    71,252        $(6,009,317)
                                                              ===========       ===========        ===========




                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.   TRANSACTIONS WITH AFFILIATES

     Administrative costs, primarily salaries and general and administrative expenses are incurred on the Trust's behalf by Banyan Management Corp. ("BMC"). These costs are allocated to the Trust and other entities to which BMC provides administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. The Trust's allocable share of costs for the years ended December 31, 1996, 1995 and 1994 aggregated $1,275,374, $1,443,434 and $1,185,409, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As part of providing this payment service, BMC maintains a bank account on behalf of the Trust. At December 31, 1996 and 1995, the Trust had a net payable due to BMC of $2,845 and $176,527, respectively. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

9.   DISTRIBUTIONS PAID AND PAYABLE

     It has been the Trust's policy to distribute to its shareholders an amount equal to at least 95% of taxable income. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year. Of the $4,191,406 of 1996 distributions paid, $2,841,813 represents ordinary income and $1,349,593 represents a return of capital. Of the $4,190,252 of 1995 distributions paid, $1,221,232 represents ordinary income and $2,969,020 represents a return of capital.

     On January 9, 1997, the Trust declared a cash distribution for the fourth quarter ended December 31, 1996, of $0.10 per share payable February 20, 1997 to shareholders of record on January 22, 1997.

10.   MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, commercial and industrial space under operating leases. The following is minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's industrial, commercial and retail projects held at December 31, 1996:


                  1997 . . . . . . .        $17,415,967
                  1998 . . . . . . .         14,756,866
                  1999 . . . . . . .         12,472,192
                  2000 . . . . . . .          8,100,097
                  2001 . . . . . . .          5,723,520
                  Thereafter . . . .         17,890,932
                                            -----------
                                            $76,359,574
                                            ===========

     No single tenant at the Trust's operating properties constitutes ten percent or more of total income from property operating activities.

     The Trust is subject to the usual business risks regarding the collection of the above-mentioned rentals.





                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.   RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE

     The Trust has received cash of $58,658, $562,337 and $347,557 during 1996, 1995 and 1994, respectively, related to its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"), former affiliates of the Trust. The Trust has recorded $16,569, $164,958 and $57,226, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The remainder of $729,799 was paid to the Class Action Settlement Fund representing the Trust's share of amounts due under the terms of the previously settled VMS securities litigation.

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

12.   CUMULATIVE INCENTIVE COMPENSATION

     Pursuant to the amended employment agreement of the Trust's president, Leonard G. Levine, at December 31, 1997, or upon termination of Mr. Levine's employment by the Trust, whichever is earlier, ("the Computation Date") the annual incentive compensation earned on the performance of the Trust's assets acquired subsequent to January 1, 1993 will be computed on a cumulative basis covering the period January 1, 1993 through the Computation Date (the "Cumulative Incentive Compensation"). This cumulative calculation will also include all unrealized profits and gains on the Trust's real estate assets. As of December 31, 1996, the Trust has recorded $650,000 as its estimate of Cumulative Incentive Earnings with respect to the unrealized profits and gains on the Trust's assets. If a disagreement in value exists between Mr. Levine and the Trustees in computing unrealized profits and gains, a mutually agreed upon appraiser will be retained to appraise the properties with the result binding on both parties. If the Cumulative Incentive Compensation is less than the aggregate amount of incentive compensation previously paid to Mr. Levine, all or a portion of any Award Shares (defined below) previously issued to Mr. Levine will be forfeited by Mr. Levine and cancelled by the Trust. For these purposes, the Award Shares will be valued at the average price at which the shares were valued when issued to Mr. Levine. If the Cumulative Incentive Compensation is greater than the amounts previously paid to Mr. Levine, the difference will be paid to Mr. Levine in Cumulative Incentive Award Shares (defined below) by the Trust within seventy five days after the Computation Date.

13.   AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

     On April 9, 1997, the Board of Trustees approved a modification to the employment agreement of the Trust's president, Leonard G. Levine. Prior to the modification, all incentive amounts earned by Mr. Levine subsequent to January 1, 1993 were paid 80% in cash in the year following the period for which the incentive was earned and 20% in shares of beneficial interest of the Trust ("Award Shares"). Under the terms of the approved modification, Mr. Levine will also receive shares of beneficial interest of the Trust ("Additional Award Shares") for the 80% of his incentive compensation for the years ended December 31, 1996 and 1997 that would otherwise have been paid in cash. In 1997, Mr. Levine will be issued 19,127 Award Shares representing 20% of his 1996 incentive earnings and 76,509 Additional Award




                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Shares representing 80% of the 1996 Incentive Earnings that would have been paid in cash. At the end of his contract, December 31, 1997, he will further receive shares of beneficial interest of the Trust for all cumulative incentive earnings ("Cumulative Incentive Award Shares"). The issue price for Cumulative Incentive Award Shares will be $3.75 per share, the closing price of the Trust's shares on March 19, 1997. (See Note 12 above for details.)

     Effective April 22, 1996, the Trust issued 1,833 Award Shares to Mr. Levine, valued at $4.20 per share or $7,700, representing 20% of Mr. Levine's 1995 incentive compensation. All incentive amounts are due Mr. Levine on or before March 15, of the year following the period for which the incentive is earned. The Award Shares, but not Additional Award Shares and Cumulative Incentive Award Shares, are restricted as to transfer and held in escrow by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of: (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or (iii) the permanent disability or death of Mr. Levine. The issue price of any Award Shares and Additional Award Shares is based upon the average closing price of the Trust's shares for the five business days ended prior to December 31 of the year in question. Pursuant to the aforementioned April 9, 1997 modification to Mr. Levine's employment agreement, all Award Shares and Additional Award Shares issued to Mr. Levine are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding. Only Award Shares issued to Mr. Levine will be forfeited by Mr. Levine if he fails to be employed by the Trust on December 31, 1997, unless such failure is due to death or permanent disability or termination without just cause. Mr. Levine is entitled to receive his share (represented by the Award Shares, Additional Award Shares and Cumulative Incentive Award Shares) of any cash distributions paid by the Trust in consideration of outstanding shares.


14.   SUBSEQUENT EVENTS

     PHOENIX BUSINESS PARK

     On January 15, 1997, the Trust acquired a 100% ownership interest in a three building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,432,000 including liabilities assumed at acquisition. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with 13 tenants upon acquisition. The Trust utilized $100,000 of cash reserves for the acquisition with the remaining balance provided for by a draw on the Trust's line of credit.

     HALLMARK VILLAGE APARTMENTS

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price, including liabilities at acquisition, of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust received net sales proceeds of approximately $5.8 million which were used to pay down a portion of the Trust's Revolving Line of Credit. The Trust recognized a gain on disposition of approximately $100,000 as a result of the sale.