Form 10-Q
period 1997-03-31
BANYAN STRATEGIC REALTY TRUST
filed 1997-05-14
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1997


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



Shares of beneficial interest outstanding as of May 13, 1997: 10,478,971

                                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1997 AND DECEMBER 31, 1996
                                                 (UNAUDITED)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
ASSETS
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .     $  5,644,549   $  3,805,260
Interest Receivable on Investments. . . . . . . . . . . . . . . . . . .           25,426         46,313
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,375,550      1,194,425
                                                                            ------------   ------------
                                                                               7,045,525      5,045,998
                                                                            ------------   ------------

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,225,312     16,956,094
  Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       83,346,687     85,210,415
  Building Improvements . . . . . . . . . . . . . . . . . . . . . . . .        4,466,888      5,015,673
                                                                            ------------   ------------
                                                                             106,038,887    107,182,182
  Less: Accumulated Depreciation. . . . . . . . . . . . . . . . . . . .       (4,721,641)    (4,692,455)
                                                                            ------------   ------------
                                                                             101,317,246    102,489,727
                                                                            ------------   ------------

Investment in Real Estate Venture . . . . . . . . . . . . . . . . . . .        4,859,449      5,713,759

Deferred Financing Costs (Net of Accumulated Amortization
  of $864,591 and $722,925, respectively) . . . . . . . . . . . . . . .        1,268,235      1,326,489
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,184,641      1,958,232
                                                                            ------------   ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $116,675,096   $116,534,205
                                                                            ============   ============





                                        BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996 (CONTINUED)
                                                 (UNAUDITED)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .     $  2,519,078   $  2,481,253
Accrued Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . .          800,769        763,238
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . . . . . . . .       49,027,723     48,181,023
Bond Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,900,000     10,900,000
Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . . .          108,199        237,922
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          152,953        248,748
Security Deposit Liabilities. . . . . . . . . . . . . . . . . . . . . .          464,417        473,758
                                                                            ------------   ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,973,139     63,285,942
                                                                            ------------   ------------

Minority Interest in Consolidated Partnerships. . . . . . . . . . . . .        2,406,627      2,313,825

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 12,001,620 Shares Issued . . . . . . . . . .      106,694,912    106,694,912
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .      (49,033,633)   (48,394,525)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . . . . . . . .       (7,365,949)    (7,365,949)
                                                                            ------------   ------------
Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . .       50,295,330     50,934,438
                                                                            ------------   ------------

Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . .     $116,675,096   $116,534,205
                                                                            ============   ============

Book Value Per Share of Beneficial Interest
  (10,478,971 Shares Outstanding) . . . . . . . . . . . . . . . . . . .     $       4.80   $       4.86
                                                                            ============   ============

            The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                               CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,145,508     $ 4,459,110
  Operating Cost Reimbursement. . . . . . . . . . . . . . . . . . . . . . .       618,710         429,415
  Miscellaneous Tenant Income . . . . . . . . . . . . . . . . . . . . . . .        96,600          72,181
  Interest and Amortized Discount on Mortgage Loans . . . . . . . . . . . .         --            178,496
  Income on Investments . . . . . . . . . . . . . . . . . . . . . . . . . .        33,068          37,451
                                                                              -----------     -----------
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,893,886       5,176,653
                                                                              -----------     -----------
EXPENSES
  Operating Property Expenses . . . . . . . . . . . . . . . . . . . . . . .     1,202,673       1,008,816
  Repairs and Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .       525,080         497,017
  Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       480,453         459,586
  Interest Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,200,241         949,995
  Ground Lease Expense. . . . . . . . . . . . . . . . . . . . . . . . . . .       213,576         213,874
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . .       719,660         558,777
  General and Administrative. . . . . . . . . . . . . . . . . . . . . . . .       869,156         761,392
  Amortization of Deferred Loan Fees and Financing Costs. . . . . . . . . .       141,666         122,795
                                                                              -----------     -----------
Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,352,505       4,572,252
                                                                              -----------     -----------
Income Before Minority Interest, Income (Loss) from Operations of Real Estate Venture and Gain on Disposition of Investment
  in Real Estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       541,381         604,401
Minority Interest in Consolidated Partnerships. . . . . . . . . . . . . . .      (166,743)       (102,553)
Income (Loss) from Operations of Real Estate Venture. . . . . . . . . . . .        30,363         (38,307)
Gain on Disposition of Investment in Real Estate. . . . . . . . . . . . . .         3,788           --
                                                                              -----------     -----------
Net Income                                                                    $   408,789     $   463,541
                                                                              ===========     ===========
Earnings Per Share of Beneficial Interest (10,478,971 and 10,477,138
  Weighted Average Number of Shares Outstanding, respectively). . . . . . .   $      0.04     $      0.04
                                                                              ===========     ===========





           The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                 (UNAUDITED)


                                      Shares of
                                 Beneficial Interest
                            ----------------------------      Accumulated       Treasury
                               Shares          Amount           Deficit          Shares          Total
                             -----------     -----------      -----------     -----------     -----------
Shareholders' Equity,
December 31, 1996 . . . .     12,001,620    $106,694,912     $(48,394,525)    $(7,365,949)    $50,934,438

Net Income. . . . . . . .          --              --             408,789           --            408,789

Distribution Paid . . . .          --              --          (1,047,897)          --         (1,047,897)
                             -----------    ------------      -----------     -----------     -----------

Shareholders' Equity,
March 31, 1997. . . . . .     12,001,620    $106,694,912     $(49,033,633)    $(7,365,949)    $50,295,330
                             ===========    ============     ============     ===========     ===========























            The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   408,789     $   463,541
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Gain on Disposition of Investment in Real Estate. . . . . . . . . . . . .        (3,788)          --
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . .       861,326         681,572
  Net Loss (Income) From Operation of Real Estate Ventures. . . . . . . . .       (30,363)         38,307
  Minority Interest Participation in
    Consolidated Partnerships . . . . . . . . . . . . . . . . . . . . . . .       166,743         102,553
  Incentive Compensation Expense. . . . . . . . . . . . . . . . . . . . . .       313,098         172,500
Net Change In:
  Interest Receivable on Mortgage Loans and Investments . . . . . . . . . .        20,887        (123,646)
  Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .      (181,125)       (294,299)
  Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (99,090)         (7,866)
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .      (270,921)        225,980
  Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . . . .      (129,723)         10,022
  Accrued Real Estate Tax Payable . . . . . . . . . . . . . . . . . . . . .        34,991         274,175
  Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (95,795)        (47,862)
  Security Deposit Liability. . . . . . . . . . . . . . . . . . . . . . . .           966          (8,883)
                                                                             ------------    ------------

Net Cash Provided By Operating Activities . . . . . . . . . . . . . . . . .       995,995       1,486,094
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . . . . . . . . . . . . .    (5,479,160)        (29,898)
  Investment In Real Estate Ventures, Net . . . . . . . . . . . . . . . . .       (83,724)       (143,890)
  Additions to Investment in Real Estate. . . . . . . . . . . . . . . . . .      (358,204)       (364,733)
  Proceeds From Sale of Investment in Real Estate . . . . . . . . . . . . .     6,141,719           --
  Proceeds from Sale of Investment in Real Estate Venture . . . . . . . . .       968,397           --
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets . . .        28,763        (230,497)
  Purchase of Investment Securities . . . . . . . . . . . . . . . . . . . .         --           (839,680)
  Principal Payments on Investment Securities . . . . . . . . . . . . . . .         --             11,152
  Principal Collections on Mortgage Loans Receivable. . . . . . . . . . . .         --              9,391
                                                                              -----------    ------------
Net Cash Provided by (Used In) Investing Activities . . . . . . . . . . . .     1,217,791      (1,588,155)
                                                                              -----------    ------------





                                        BANYAN STRATEGIC REALTY TRUST
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)
                                                 (UNAUDITED)



                                                                                 1997             1996
                                                                             ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Mortgage Loans Payable. . . . . . . . . . . . . . . . . . .     6,700,000           --
  Distributions to Minority Partners. . . . . . . . . . . . . . . . . . . .       (89,888)        (86,788)
  Deferred Financing Costs. . . . . . . . . . . . . . . . . . . . . . . . .       (83,412)       (171,814)
  Principal Payments on Mortgage Loans Payable. . . . . . . . . . . . . . .    (5,853,300)        (61,238)
  Distribution Paid to Shareholders . . . . . . . . . . . . . . . . . . . .    (1,047,897)     (1,049,274)
                                                                             ------------    ------------
  Net Cash Used In Financing Activities . . . . . . . . . . . . . . . . . .      (374,497)     (1,369,114)
                                                                             ------------    ------------
  Net Increase (Decrease) In Cash and Cash Equivalents. . . . . . . . . . .     1,839,289      (1,471,175)

  Cash and Cash Equivalents at Beginning of Period. . . . . . . . . . . . .     3,805,260       5,500,215
                                                                             ------------    ------------
  Cash and Cash Equivalents at End of Period. . . . . . . . . . . . . . . .  $  5,644,549    $  4,029,040
                                                                             ============    ============























            The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (UNAUDITED)

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1996 which are included in the Trust's 1996 Annual Report and Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Venture is accounted for on the equity method.

     FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the previously reported 1996 consolidated financial statements in order to provide comparability with the 1997 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1997. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust. Net income for the three months ended March 31, 1996 has been reduced by $162,500 from amounts originally reported to reflect the adjusted incentive compensation earned by the Trust's president which was recorded during the fourth quarter of 1996. This allocation adjustment had no effect on net income for the year ended December 31, 1996. No other allocation adjustments have been made to the 1996 operating results.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As the Trust has not issued stock options as of March 31, 1997, management believes there is no material impact of Statement No. 128 on the consolidated financial statements.

2.   MORTGAGE LOANS PAYABLE

     LINE OF CREDIT

     On December 13, 1994, the Trust executed a loan agreement which provides for a revolving line of credit with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an amendment to the aforesaid loan agreement, modifying the revolving line of credit by increasing the amount the Trust was permitted to borrow from $15,000,000 to $30,000,000. On January 7, 1997, the Trust and ANB entered into a further amendment to the loan agreement modifying the line of credit by decreasing the amount that the Trust was permitted to borrow from $30 million to $20 million (the
"Modified Line").   As of December 31, 1996, the Trust had utilized
approximately $8,400,000 of the $20,000,000 available under the Modified Line. On January 15, 1997, the Trust borrowed $5,500,000 under the Modified Line for the acquisition of the Phoenix Business Park property (see Note 4 for further details). On February 19, 1997, the Trust borrowed

$1,200,000 under the Modified Line for general corporate needs of the Trust. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See Note 5 for details). On March 19, 1997, the Trust used a portion of its share of the Hallmark net sales proceeds to pay down $5,720,000 of the Modified Line. As a result of the above transactions, as of March 31, 1997, the Trust had an outstanding balance of $9,380,000 of the $20,000,000 available under the Modified Line.

     On April 29, 1997, the Modified Line was revised with ANB increasing the amount that the Trust is permitted to borrow from $20 million to $30 million (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and provides for a six month extension, at the Trust's option, until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank a one time extension fee of $87,500 at the closing of the Amended line.

3.   TRANSACTIONS WITH AFFILIATES

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of paying Banyan Management Corp. on an hourly basis for the services of its personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. In 1997, the Trust continues to share certain administrative items such as office rent and office expenses with other companies for which BMC provides services. These costs are shared based on the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the three months ended March 31, 1997 and 1996 aggregated $127,143 and $343,953, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As of March 31, 1997, the Trust had a net payable due to BMC of $10,352. The net payable is included in accounts payable and accrued expenses in the Trust's Consolidated Balance Sheet.

4.   INVESTMENT IN REAL ESTATE

     PHOENIX BUSINESS PARK

     On January 15, 1997, the Trust acquired a 100% ownership interest in a three building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,479,000, including liabilities assumed at acquisition of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with 13 tenants upon acquisition.

The acquisition price was funded as a draw on the Trust's line of credit.

     BUTTERFIELD OFFICE PLAZA

     On April 30, 1997, the Trust acquired a 100% ownership interest in a three story office building known as Butterfield Office Plaza located in Oak Brook, Illinois (metropolitan Chicago) for a purchase price of $14,950,000, including liabilities assumed at acquisition of approximately $698,000. The office building is situated on 10 acres of land and contains approximately 200,800 square feet of gross leaseable area. The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants upon acquisition. The acquisition price was funded as a draw on the Trust's line of credit.

5.   DISPOSITION OF INVESTMENT IN REAL ESTATE

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price, including liabilities at acquisition, of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust received net sales proceeds of approximately $6.1 million of which a portion was used to pay down the Trust's revolving line of credit (see Note 2 above for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

6.   DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On June 5, 1992, the Trust and BSLFII formed a joint venture (the "Venture"). The Trust has a 53% interest in the Venture while BSLFII owns the remaining 47%. This property consists of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction.
The Venture received net proceeds of approximately $1,827,000 of which approximately $968,000 is the Trust's share. The Trust recognized no gain or loss on the sale. The Venture obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.

     On March 27, 1997, the Venture entered into a sales contract with an unaffiliated third party to sell the H Street Assemblage. Pursuant to the sales contract, the Venture has agreed to sell the land remaining after the GSA sale for $9,000,000. The purchaser is currently engaging in due diligence which must be concluded by May 27, 1997. The closing is scheduled to take place no later than July 25, 1997.

7.   SUBSEQUENT EVENTS

     DIVIDEND AND DISTRIBUTIONS PAID

     On April 8, 1997, the Trust declared a cash distribution for the quarter ended March 31, 1997 of $0.10 per share payable May 22, 1997 to shareholders of record on April 22, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust (the "Trust"), is a Massachusetts business trust which owns, through various subsidiaries or partnerships which it controls, interests in industrial, residential, commercial and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States and Washington, D.C. The Trust's current business plan is to invest its cash equivalents and cash proceeds generated by financing secured by existing property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties.
Actual results could differ materially from those projected in the forward-looking statements. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances. See the Trust's 1996 Form 10-K for factors affecting the stock price of the Trust.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1997 and December 31, 1996 was $5,644,549 and $3,805,260, respectively. The increase in total cash and cash equivalents of $1,839,289 is due to $995,995 of cash provided from operating activities and $1,217,791 of cash provided by investing activities amounts which exceed the $374,497 of cash used in financing activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by $485,075 for the three months ended March 31, 1997 to $995,995 from $1,486,094 for the same period in 1996. See Results of Operations below for further discussion of the operations of the Trust's real estate assets.

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the real estate investment trust ("REIT") industry has adopted a standard which it believes more accurately reflects operating property performance. Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles, less extraordinary unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust cautions shareholders that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to be a measure of the cash generated by a REIT nor the REIT's capacity to pay distributions. However, a REIT's distribution may be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

     For the three months ended March 31, 1997 and 1996, the Trust's operations generated FFO of $1,077,530 and $985,508, respectively. FFO increased for the three months ended March 31, 1997 as a result of the Trust's property acquisitions in mid-1996 and 1997.

     FFO for the three months ended March 31, 1997 and 1996 is calculated as follows:

                                           1997       1996
                                        ---------- ----------

Net Income. . . . . . . . . . . . . . . .$  408,789$  463,541

Plus:
  Depreciation expense. . . . . . . . . .  682,978    544,292
  Depreciation included in
    Operations of Real Estate
    Ventures. . . . . . . . . . . . . . .    7,619      7,619
  Lease Commission Amortization . . . . .   36,681     14,485

Less:
  Minority Interest Share of
    Depreciation Expense. . . . . . . . .  (63,316)   (52,408)
  Minority Interest Share of
    Lease Commission
    Amortization. . . . . . . . . . . . .   (3,933)    (2,021)

Franchise Tax Fees Accrued. . . . . . . .   12,500     10,000

Gain on Disposition of
  Investment in Real Estate . . . . . . .   (3,788)     --
                                        ---------- ----------

Funds From Operations . . . . . . . . . .$1,077,530$  985,508
                                        ========== ==========

     Cash Flow From Investing Activities: During the three months ended March 31, 1997, the Trust generated $1,217,791 from investing activities compared to utilizing $1,588,155 in investing activities for the same period in 1996. The cash flow provided by investing activities for the three months ended March 31, 1997 was due to approximately $6.1 million in proceeds received from the March 11, 1997 sale of the Trust's interest in the Hallmark Village property and approximately $968,000 received pursuant to the March 20, 1997 sale of a portion of the H Street Assemblage land parcel. These inflows of cash were partially offset by the acquisition of the Phoenix Business Park property in January 1997 for approximately $5.5 million and capital improvements at its various properties in the amount of approximately $363,000. See below for further discussion of the assets purchased or sold during 1997. During the same period in 1996, the Trust purchased investment securities of approximately $840,000, paid capital improvements of approximately $365,000 and paid approximately $230,000 of liabilities assumed at acquisition of real estate.

     On January 15, 1997, the Trust acquired a 100% ownership interest in a three building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,479,000, including liabilities assumed at acquisition of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with 13 tenants upon acquisition.

The acquisition price was funded as a draw on the Trust's line of credit.

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price, including liabilities at acquisition, of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust received net sales proceeds of approximately $6.1 million of which a portion was used to pay down the Trust's revolving line of credit (See below for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

     On April 30, 1997, the Trust acquired a 100% ownership interest in a three story office building known as Butterfield Office Plaza located in Oak Brook, Illinois (metropolitan Chicago), for a purchase price of $14,950,000, including liabilities assumed at acquisition of approximately $698,000. The office building is situated on 10 acres of land and contains approximately 200,800 square feet of gross leaseable area. The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants upon acquisition. The acquisition price was funded as a draw on the Trust's line of credit.

     Cash Flow From Financing Activities: For the three months ended March 31, 1997, the Trust utilized cash flow from financing activities of $374,497 compared to utilizing $1,369,114 for the same period in 1996. The cash flow used for financing activities for the three months ended March 31, 1997 was primarily used for principal payments on mortgage loans in the amount of approximately $5.9 million, $5.7 million which represents a paydown of the Trust's line of credit as a result of the sales proceeds received from the Hallmark property sale in March 1997 and the balance represented principal payments in respect to other mortgage loans. In addition, the Trust paid a dividend to shareholders at a total cost to the Trust of approximately $1 million. Partially offsetting these uses was the receipt of $6.7 million of proceeds from mortgage loans payable, which represents draws on the Trust's line of credit used to purchase the Phoenix Business Park property and for general corporate needs of the Trust (See below for details). For the three months ended March 31, 1996, the Trust paid a dividend to shareholders at a total cost to the Trust of approximately $1 million and paid deferred financing costs of approximately $172,000.

     On December 13, 1994, the Trust executed a loan agreement which provides for a revolving line of credit with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an amendment to the aforesaid loan agreement, modifying the revolving line of credit by increasing the amount the Trust was permitted to borrow from $15,000,000 to $30,000,000. On January 7, 1997, the Trust and ANB entered into a further amendment to the loan agreement modifying the line by decreasing the amount that the Trust was permitted to borrow from $30 million to $20 million (the "Modified Line").

As of December 31, 1996, the Trust had utilized approximately $8,400,000 of the $20,000,000 available under the revolving line of credit. On
January 15, 1997, the Trust borrowed $5,500,000 under the Modified Line for the acquisition of the Phoenix Business Park property (see below for further details). On February 19, 1997, the Trust borrowed $1,200,000 under the Modified Line for general corporate needs of the Trust. On
March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See below for details). On March 19, 1997, the Trust used a portion of the Hallmark net sales proceeds to pay down $5,720,000 of the Modified Line. As a result of the above transactions, as of March 31, 1997, the Trust had an outstanding balance of $9,380,000 of the $20,000,000 available under the Modified Line.

     On April 29, 1997, the Modified Line was revised with ANB increasing the amount that the Trust is permitted to borrow from $20 million to $30 million (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and provides for a six month extension, at the Trust's option, until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank a one time extension fee of $87,500 at the closing of the Amended Line.

     The Trust expects to fund its future liquidity needs with the cash flow obtained from its operating properties, cash proceeds derived from mortgage financing either on a long term basis or utilizing the Amended Line secured by the Trust's properties which are encumbered only as security for the line of credit (Colonial Penn, Phoenix Business Park, Lexington, Newtown and Butterfield Office Plaza properties), sale of the H Street Assemblage property and interest earned on the Trust's short-term investments. The Trust believes that these sources, as well as the Trust's cash and cash equivalents, are sufficient to meet the Trust's reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.

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

RESULTS OF OPERATIONS

     At March 31, 1997, the Trust owned seven industrial complexes aggregating 1,368,500 square feet of gross leasable area, one apartment complex consisting of 350 units, six commercial office properties consisting of 671,700 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. On April 18 and November 19, 1996, the Trust acquired interests in the Midwest Office Center and 6901 Riverport Drive properties, respectively. During June and July of 1996, the Trust sold its interest in the Karfad loan portfolio to an unaffiliated third party. On January 15, 1997, the Trust acquired an interest in the Phoenix Business Park property. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments property. On March 20, 1997, the H Street Venture, a partnership between the Trust and Banyan Strategic Land Fund II owning the H Street Assemblage property, sold approximately 3,500 square feet of the venture's land. Subsequent to quarter end, the Trust acquired the Butterfield Office Plaza on April 30, 1997. For further discussion regarding the assets purchased or sold during 1997 see Liquidity and Capital Resources above.

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from $2,401,132 in 1996 to $2,870,471 in 1997. The Trust's acquisitions during 1996 and 1997 described above, accounted for approximately $549,000 of this increase during 1997. Negatively impacting this increase was the elimination of approximately $178,000 in interest income and amortized discount on mortgage loans which resulted from the sale of the Karfad loans during 1996 as described above. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $717,000 to $5,893,886 from $5,176,653 due primarily to the properties acquired after January 1, 1996 accounting for approximately $715,000 of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the three months ended March 31, 1997, with the results of operations of the same properties owned during the three months ended March 31, 1996), total property revenues remained relatively stable. Total revenue at the Hallmark Village property decreased by approximately $185,000 due primarily to a decrease in rental income as a result of occupancy at the property decreasing from 82% at March 31, 1996 to 74% at March 31, 1997. In addition, total revenues decreased further due to the Trust's 1996 sale of its interest in the Karfad Loan portfolio resulting in the elimination of interest income and amortized discount of mortgage loans during 1997 as opposed to recording approximately $178,000 during 1996. Offsetting these decreases was an increase in total revenue at the Trust's Lexington property of approximately $108,000 as a result of a new lease signed for approximately 46,900 square feet of gross leaseable area which increased the occupancy by 15% at March 31, 1997 as compared to March 31, 1996. The remaining offsetting increase in total revenues for approximately $255,000 is primarily due to increases in total revenues at the Trust's retail and industrial properties.

     Total expenses increased by approximately $780,000 to $5,352,505 from $4,572,252 due primarily to the 1996 and 1997 acquisitions mentioned above which accounted for approximately $377,000 of this increase. On a "same-store" basis, interest expense increased by approximately $240,000 as a result of the Trust's execution of mortgage loans during 1996 collateralized by the Florida Power and Light and Woodcrest Office Park properties in the amounts of $6,200,000 and $7,250,000, respectively. General and administrative expenses increased by approximately $138,000 due primarily to an increase in the incentive compensation accrual earned by Mr. Levine, the Trust's president, reflecting an increase in estimated unrealized gain on the Trust's real estate assets.

     During the three months ended March 31, 1997, the Trust realized net income from the operation of real estate venture of $30,363 compared to a net loss of ($38,307) for the same period in 1996. The net income from operations of real estate venture for the three months ended March 31, 1997 represents the income realized from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owns an approximately 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net proceeds of approximately $1,827,000, of which approximately $969,000 is the Trust's share. The Trust recognized no gain or loss on this sale. The H Street Venture has obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. On March 27, 1997, the H Street Venture entered into a sales contract with an unaffiliated third party to sell the H Street Assemblage. Pursuant to the agreement, the H Street Venture has agreed to sell the building and land remaining after the GSA sale for $9,000,000. The purchaser is currently engaging in due diligence which must be concluded by May 27, 1997. The closing is scheduled to take place no later than July 25, 1997. Upon the sale of the H Street Assemblage, it is the Trust's intent to redeploy its portion of all cash proceeds derived from this sale into new real estate investments.

     The factors discussed above resulted in consolidated net income of $408,789 or $0.04 per share for the three months ended March 31, 1997 as compared to consolidated net income of $463,541 or $0.04 per share for the three months ended March 31, 1996.

     The Trust paid distributions equal to $0.10 per share on February 20, 1997 and February 20, 1996 for the fourth quarter of 1996 and 1995, respectively. On April 8, 1997, the Trust declared a cash distribution for the first quarter of 1997 of $0.10 per share payable May 22, 1997 to shareholders of record on April 22, 1997.

                      PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

      Exhibits

      Exhibit NumberDescription

      Exhibit (10)  Material Contracts

                    (i) Fifth Amendment to Loan Agreement dated March 7, 1997 and Sixth Amendment to Loan Agreement dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

                    (ii) Amended and Restated Note ($20,000,000) dated April 29, 1997 and Note ($10,000,000) dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

      Exhibit (27)  Financial Data Schedule

      The following exhibits are incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169), referencing the exhibit number used in such Registration Statement.

      Exhibit (3)(b)By-Laws dated March 13, 1986.

              (3)(c)
          and (3)(d)Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8,1991 and May 1, 1993.

              (10)  Material Contracts

                    (i) Amended Employment Agreement of Leonard G. Levine dated January 1, 1990.

                    (ii) Second Amended and Restated Employment Contract of Leonard G. Levine dated December 31, 1992.

                    (iii) Amendment to Loan Agreement dated December 1, 1994; Second Amendment to Loan Agreement dated December 21, 1994; Third Amendment to Loan Agreement dated December 18, 1995; and Fourth Amendment to Loan Agreement dated January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank of Chicago.

                    (iv) First Amendment to Note dated December 18, 1995 and Second Amendment to Note dated January 7, 1997 regarding the
Registrant's Revolving Line of Credit with American National Bank of
Chicago.

      Exhibit (21)  Subsidiaries of the Trust


(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine             Date:  May 13, 1997
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                Date:  May 13, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer

                              SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:
     ____________________________                  Date:  May 13, 1997
     Leonard G. Levine, President



By:  ____________________________                  Date:  May 13, 1997
     Joel L. Teglia, Vice President and
     Chief Financial Officer