Form 10-Q
period 1997-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1997-08-11
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997


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



Shares of beneficial interest outstanding as of August 11, 1997: 10,575,127

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                          JUNE 30, 1997 AND DECEMBER 31, 1996
                                                      (UNAUDITED)

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                        1997              1996
                                                                                    -------------     ------------
ASSETS
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  4,809,713     $  3,805,260
Interest Receivable on Investments . . . . . . . . . . . . . . . . . . . . . .             28,726           46,313
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,333,360        1,194,425
                                                                                     ------------     ------------
                                                                                        6,171,799        5,045,998
                                                                                     ------------     ------------

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,293,413       16,956,094
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        113,399,188       85,210,415
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,838,721        5,015,673
                                                                                     ------------     ------------
                                                                                      142,531,322      107,182,182
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .         (5,502,865)      (4,692,455)
                                                                                     ------------     ------------
                                                                                      137,028,457      102,489,727
                                                                                     ------------     ------------

Investment in Real Estate Venture. . . . . . . . . . . . . . . . . . . . . . .          4,770,143        5,713,759

Deferred Financing Costs (Net of Accumulated Amortization
  of $1,050,942 and $722,925, respectively). . . . . . . . . . . . . . . . . .          1,478,228        1,326,489
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,369,013        1,958,232
                                                                                     ------------     ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $151,817,640     $116,534,205
                                                                                     ============     ============





                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996 (CONTINUED)
                                                      (UNAUDITED)

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                        1997              1996
                                                                                    -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .       $  2,584,229     $  2,481,253
Accrued Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,333,206          763,238
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,471,775       48,181,023
Bond Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,504,794       10,900,000
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            379,745          237,922
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            310,462          248,748
Security Deposit Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            728,596          473,758
                                                                                     ------------     ------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,312,807       63,285,942
                                                                                     ------------     ------------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . .          2,421,971        2,313,825

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 12,097,776 and 12,001,620 Shares
    Issued, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,091,532      106,694,912
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (49,642,721)     (48,394,525)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . . . .         (7,365,949)      (7,365,949)
                                                                                     ------------     ------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .         50,082,862       50,934,438
                                                                                     ------------     ------------

Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . . . .       $151,817,640     $116,534,205
                                                                                     ============     ============

Book Value Per Share of Beneficial Interest
  (10,575,127 and 10,478,971 Shares Outstanding,
  respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       4.74     $       4.86
                                                                                     ============     ============






                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                      (UNAUDITED)

                                                                                           1997              1996
                                                                                       ------------      -----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $11,126,342      $ 8,980,962
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,179,755        1,099,136
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        266,114          116,794
  Interest and Amortized Discount on Mortgage Loans. . . . . . . . . . . . . . . . .          --             355,901
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,217           64,637
                                                                                        -----------      -----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,640,428       10,617,430
                                                                                        -----------      -----------
EXPENSES
  Operating Property Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,314,442        2,009,233
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,169,174        1,052,478
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        948,634          895,012
  Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,771,035        1,979,505
  Ground Lease Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        440,938          429,739
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,555,456        1,146,383
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,007,978        1,621,446
  Amortization of Deferred Loan Fees and Financing Costs . . . . . . . . . . . . . .        328,017          221,980
                                                                                        -----------      -----------
Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,535,674        9,355,776
                                                                                        -----------      -----------
Income Before Minority Interest, Income (Loss) from Operations of Real Estate Venture and Gain on Disposition of Investment
  in Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,104,754        1,261,654

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .       (311,726)        (220,487)
Income (Loss) from Operations of Real Estate Venture . . . . . . . . . . . . . . . .         50,782          (97,014)
Gain on Disposition of Investment in Real Estate . . . . . . . . . . . . . . . . . .          3,788            --
                                                                                        -----------      -----------
Net Income                                                                              $   847,598      $   944,153
                                                                                        ===========      ===========
Earnings Per Share of Beneficial Interest (10,535,521 and 10,477,847
  Weighted Average Number of Shares Outstanding, respectively) . . . . . . . . . . .    $      0.08      $      0.09
                                                                                        ===========      ===========




                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                   FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                      (UNAUDITED)

                                                                                           1997              1996
                                                                                       ------------      -----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,980,834      $ 4,521,852
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .        561,045          669,721
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        169,514           44,613
  Interest and Amortized Discount on Mortgage Loans. . . . . . . . . . . . . . . . .          --             177,405
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,149           27,186
                                                                                        -----------      -----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,746,542        5,440,777
                                                                                        -----------      -----------
EXPENSES
  Operating Property Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,111,769        1,000,417
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        644,094          555,461
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        468,181          435,426
  Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,570,794        1,029,510
  Ground Lease Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        227,362          215,865
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .        835,796          587,606
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,138,822          860,054
  Amortization of Deferred Loan Fees and Financing Costs . . . . . . . . . . . . . .        186,351           99,185
                                                                                        -----------      -----------
Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,183,169        4,783,524
                                                                                        -----------      -----------
Income Before Minority Interest, Income (Loss) from Operations of Real Estate Venture and Gain on Disposition of Investment
  in Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        563,373          657,253

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .       (144,983)        (117,934)
Income (Loss) from Operations of Real Estate Venture . . . . . . . . . . . . . . . .         20,419          (58,707)
                                                                                        -----------      -----------
Net Income                                                                              $   438,809      $   480,612
                                                                                        ===========      ===========
Earnings Per Share of Beneficial Interest (10,574,635 and 10,478,548
  Weighted Average Number of Shares Outstanding, respectively) . . . . . . . . . . .    $      0.04      $      0.05
                                                                                        ===========      ===========





                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                      (UNAUDITED)


                                             Shares of
                                        Beneficial Interest
                                   ----------------------------      Accumulated         Treasury
                                    Shares            Amount           Deficit            Shares            Total
                                  -----------       -----------      -----------       -----------       -----------
Shareholders' Equity,
December 31, 1996. . . . . .       12,001,620      $106,694,912     $(48,394,525)      $(7,365,949)      $50,934,438

Net Income . . . . . . . . .            --                --             847,598             --              847,598

Issuance of Shares . . . . .              521             2,126            --                --                2,126

Award Shares Issued. . . . .           95,635           394,494            --                --              394,494

Distributions Paid . . . . .            --                --          (2,095,794)            --           (2,095,794)
                                  -----------      ------------      -----------       -----------       -----------

Shareholders' Equity,
June 30, 1997. . . . . . . .       12,097,776      $107,091,532     $(49,642,721)      $(7,365,949)      $50,082,862
                                  ===========      ============     ============       ===========       ===========



















                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                      (UNAUDITED)
                                                                                           1997              1996
                                                                                       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   847,598    $     944,153
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Gain on Disposition of Investment in Real Estate . . . . . . . . . . . . . . . . .         (3,788)           --
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,883,473        1,368,363
  Net Loss (Income) From Operation of Real Estate Ventures . . . . . . . . . . . . .        (50,782)          97,014
  Minority Interest Participation in
    Consolidated Partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . . .        311,726          220,487
  Incentive Compensation Expense . . . . . . . . . . . . . . . . . . . . . . . . . .        613,098           29,452
Net Change In:
  Interest Receivable on Investments . . . . . . . . . . . . . . . . . . . . . . . .         17,587           92,933
  Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (138,714)        (405,174)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (220,253)         (55,073)
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . .       (111,276)         738,634
  Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        141,823          (46,508)
  Accrued Real Estate Tax Payable. . . . . . . . . . . . . . . . . . . . . . . . . .        302,210          588,747
  Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,714            4,674
  Security Deposit Liability . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,094           (8,930)
                                                                                       ------------     ------------

Net Cash Provided By Operating Activities. . . . . . . . . . . . . . . . . . . . . .      3,780,510        3,568,772
                                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . . . . . . . . . . . . . . .    (41,599,762)      (5,015,140)
  Investment In Real Estate Ventures, Net. . . . . . . . . . . . . . . . . . . . . .         26,001          (16,869)
  Additions to Investment in Real Estate . . . . . . . . . . . . . . . . . . . . . .       (730,037)        (788,347)
  Proceeds From Sale of Mortgage Loans Receivable. . . . . . . . . . . . . . . . . .          --             745,047
  Proceeds From Sale of Investment in Real Estate. . . . . . . . . . . . . . . . . .      6,141,719            --
  Proceeds from Sale of Investment in Real Estate Venture. . . . . . . . . . . . . .        968,397            --
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets. . . . . . . .        315,030         (264,392)
  Purchase of Investment Securities. . . . . . . . . . . . . . . . . . . . . . . . .          --            (839,680)
  Proceeds From Sale and Maturities of Investment Securities . . . . . . . . . . . .          --             817,314
  Principal Payments on Investment Securities. . . . . . . . . . . . . . . . . . . .          --              22,365
  Principal Collections on Mortgage Loans Receivable . . . . . . . . . . . . . . . .          --              14,742
                                                                                        -----------     ------------
Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . . . . . . .    (34,878,652)      (5,324,959)
                                                                                        -----------     ------------





                                             BANYAN STRATEGIC REALTY TRUST
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)
                                                      (UNAUDITED)



                                                                                           1997              1996
                                                                                       ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Mortgage Loans Payable . . . . . . . . . . . . . . . . . .     41,928,727        4,295,000
  Distributions to Minority Partners . . . . . . . . . . . . . . . . . . . . . . . .       (219,527)        (183,102)
  Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (479,756)        (579,538)
  Principal Payments on Bonds and Mortgage Loans Payable . . . . . . . . . . . . . .     (7,033,181)        (160,757)
  Distributions Paid to Shareholders . . . . . . . . . . . . . . . . . . . . . . . .     (2,095,794)      (2,095,611)
  Shares Issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,126            --
                                                                                       ------------     ------------
  Net Cash Provided By (Used In) Financing Activities  . . . . . . . . . . . . . . .     32,102,595       (1,275,992)
                                                                                       ------------     ------------
  Net Increase (Decrease) In Cash and Cash Equivalents . . . . . . . . . . . . . . .      1,004,453         (480,195)

  Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . . .      3,805,260        5,500,215
                                                                                       ------------     ------------
  Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . . .   $  4,809,713     $  5,020,020
                                                                                       ============     ============






















                 The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

     FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the previously reported 1996 consolidated financial statements in order to provide comparability with the 1997 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1997. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust. Net income for the six and three months ended June 30, 1996 have been reduced by $325,000 and $162,500, respectively, from amounts originally reported to reflect the adjusted incentive compensation earned by the Trust's president which was recorded during the fourth quarter of 1996. This allocation adjustment had no effect on net income for the year ended December 31, 1996. No other allocation adjustments have been made to the 1996 operating results.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As the Trust has not issued stock options as of June 30, 1997, management believes there is no material impact of Statement No. 128 on the consolidated financial statements.

2.   MORTGAGE LOANS PAYABLE

     LINE OF CREDIT

     On December 13, 1994, the Trust executed a loan agreement which provides for a revolving line of credit with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an amendment to the aforesaid loan agreement, modifying the revolving line of credit by increasing the amount the Trust was permitted to borrow from $15,000,000 to $30,000,000. On January 7, 1997, the Trust and ANB entered into a further amendment to the loan agreement modifying the line of credit by decreasing the amount that the Trust was permitted to borrow from $30 million to $20 million (the "Modified Line"). As of December 31, 1996, the Trust had utilized approximately $8,400,000 of the $20,000,000 available under the Modified Line. On January 15, 1997, the Trust borrowed $5,500,000 under the Modified Line for the acquisition of the Phoenix Business Park property.
On February 19, 1997, the Trust borrowed $1,200,000 under the Modified Line for general corporate needs of the Trust. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See
Note 5 for details). On March 19, 1997, the Trust used a portion of its share of the Hallmark net sales proceeds to pay down $5,720,000 of the Modified Line. On April 30, 1997, the Trust borrowed $14,400,000 under the Amended Line (see discussion below) primarily for the acquisition of the Butterfield Office Plaza property. On May 22, 1997, the Trust borrowed $4,180,000 under the Amended Line primarily for the acquisition of the four apartment complexes located in Oklahoma. (See Note 4 below for further detail regarding the Trust's 1997 acquisitions). On April 18, 1997, the Trust paid down $1,000,000 of the Amended Line resulting primarily from the proceeds received from the March 20, 1997 sale of a portion of the H Street Assemblage. See Note 6 for further details.

     On April 29, 1997, the Modified Line was revised with ANB increasing the amount that the Trust is permitted to borrow from $20 million to $30 million (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and provides for a six month extension, at the Trust's option, until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank an extension fee of $87,500 at the closing of the Amended line and will be required to pay an additional $37,500 if the Trust exercises the option to extend the term for six months.

     As a result of the above transactions, as of June 30, 1997, the Trust had an outstanding balance of $26,960,000 of the $30,000,000 available under the Amended Line.

3.   TRANSACTIONS WITH AFFILIATES

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of reimbursing Banyan Management Corp. on an hourly basis for the services of its personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. In 1997, the Trust continues to share certain administrative items such as office rent and office expenses with other companies for which BMC provides services. These costs are shared based upon the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the six months ended June 30, 1997 and 1996 aggregated $403,100 and $703,274, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As of June 30, 1997, the Trust had a net receivable due from BMC of $828. The net receivable is included in Other Assets in the Trust's Consolidated Balance Sheet.

4.   INVESTMENT IN REAL ESTATE

     PHOENIX BUSINESS PARK

     On January 15, 1997, the Trust acquired a 100% fee ownership interest in a three-building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,494,000. At acquisition, the Trust assumed liabilities of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with thirteen tenants at the time of acquisition. The Trust funded the acquisition price by making a draw on its line of credit.

     BUTTERFIELD OFFICE PLAZA

     On April 30, 1997, the Trust acquired a 100% fee ownership interest in a three-story office building known as Butterfield Office Plaza located in Oak Brook, Illinois (metropolitan Chicago) for a purchase price of approximately $15,056,000. At acquisition, the Trust assumed liabilities of approximately $653,000. The office building is situated on ten acres of land and contains approximately 200,800 square feet of gross leasable area.

The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants at the time of acquisition. The Trust funded the acquisition price by drawing on its line of credit.

     WOODRUN VILLAGE APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Woodrun Village Apartments (the "Woodrun property") located in Yukon, Oklahoma (approximately twenty miles south of Oklahoma City) for a purchase price of approximately $4,582,000. At acquisition, the Trust assumed liabilities of approximately $31,000, paid deferred financing costs of approximately $24,000 and funded approximately $22,000 into an escrow account for real estate taxes and insurance reserves. The Woodrun property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately eight acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Woodrun property is 97% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,622,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $901,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     COUNTRY CREEK APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Country Creek Apartments (the "Country Creek property") located in Oklahoma City, Oklahoma for a purchase price of approximately $7,487,000. At acquisition, the Trust assumed liabilities of approximately $59,000, paid deferred financing costs of approximately $36,000 and funded approximately $50,000 into an escrow account for real estate taxes and insurance reserves. The Country Creek property was built in 1985 and consists of 320 rental units in twenty buildings and one clubhouse on a total of approximately twelve acres of land. The unit mix is 240 one-bedroom units and eighty two-bedroom units. The Country Creek property is 90% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds with an outstanding principal balance totaling approximately $5,931,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $1,509,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     WILLOWPARK APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Willowpark Apartments (the "Willowpark property") located in Lawton, Oklahoma (approximately ninety miles southwest of Oklahoma City) for a purchase price of approximately $4,470,000. At acquisition, the Trust assumed liabilities of approximately $28,000, paid deferred financing costs of approximately $23,000 and funded approximately $20,000 into an escrow account for real estate taxes and insurance reserves. The Willowpark property was built in 1985 and consists of 160 rental units in ten buildings and one clubhouse on a total of approximately six acres of land. The unit mix is 120 one-bedroom units and forty two-bedroom units. The Willowpark property is 87% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,533,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $878,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     WINCHESTER RUN APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Winchester Apartments (the "Winchester property") located in Oklahoma City, Oklahoma for a purchase price of approximately $4,506,000. At acquisition, the Trust assumed liabilities of approximately $30,000, paid deferred financing costs of approximately $24,000 and funded approximately $23,000 into an escrow account for real estate taxes and insurance reserves. The Winchester property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately seven acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Winchester property is 89% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,563,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $886,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

5.   DISPOSITION OF INVESTMENT IN REAL ESTATE

     HALLMARK VILLAGE APARTMENTS

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust and its subsidiary received net sales proceeds of approximately $6.1 million of which a portion was used to pay down the Trust's revolving line of credit (see Note 2 above for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

6.   DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On June 5, 1992, the Trust and BSLFII executed a formal joint venture agreement (the "Venture"). The Trust had a 53% interest in the Venture while BSLFII owned the remaining 47%. This property consists of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction.
The Venture received net proceeds of approximately $1,827,000 of which approximately $968,000 was distributed to the Trust. The Trust recognized no gain or loss on the sale. The Venture obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the Venture's remaining property that had been necessitated by this sale.


7.   OMNIBUS STOCK AND INCENTIVE PLAN

     On May 14, 1997, the Board of Trustees (the "Board") adopted and on July 8, 1997, the shareholders of the Trust approved the 1997 Omnibus Stock and Incentive Plan (the "Plan") to allow the Trust to make stock-based awards as part of its employee and Trustee compensation program. Under the Plan, the Trust is authorized to issue up to one million shares of the Trust's beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units.

     Under the Plan, each person serving as a Trustee on the tenth business day after the final adjournment of the Trust's annual meeting will receive options to acquire 2,000 shares. Stock options granted to the Trustees will vest and be exercisable in installments as follows: (i) 50% of the number of shares commencing on the first anniversary of the date of grant; and (ii) the remaining 50% of shares commencing on the second anniversary of the date of grant. On July 22, 1997, each of the three Trustee's received options to acquire 2,000 shares at $4.50 per share (the closing price on the day of the grant of options).

     The Board administers the Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On July 8, 1997, the Board granted initial options to purchase a total of 41,000 shares at an exercise price of $4.08 per share (the closing price on the day of the grant of options) to various executives and employees of the Trust exclusive of Leonard G. Levine, who receives performance based compensation pursuant to his Employment Agreement. Pursuant to the terms of the Plan, options for all shares granted under the Plan to executives and employees will generally be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

8.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the Trust's Shares issuable pursuant to its Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of the shares registered in their names and (ii) make cash investments of not less than $5.00 per investment nor more than $120,000 per calendar year. Shares purchased pursuant to the DRIP Plan will be issued directly by the Trust at either (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions or
(ii) 100% of the aforementioned average closing price in the case of cash investments. For the quarter ended June 30, 1997, the Trust issued 521 shares at $4.08 per share pursuant to the DRIP Plan.

9.  AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

     Pursuant to the March 19, 1997 Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, all incentive compensation earned on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal years ended December 31, 1996 and 1997 will be paid in shares of the Trust's stock ("Award Shares") in the year following the period for which the incentive is earned. All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued thereafter will be held in escrow by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or
(iii) the permanent disability or death of Mr. Levine. Eighty percent of the Award Shares issued after January 1, 1997 vest immediately upon issuance in accordance with the shareholder approval which was received at the Trust's July 8, 1997 annual meeting. On July 9, 1997, the Trust issued 95,635 Award Shares effective retroactively to March 15, 1997 to Mr. Levine, representing Mr. Levine's incentive compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). The 95,635 Award Shares are valued at $4.125 per share, or $394,494. The 1996 Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

The Award Shares' price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ended prior to December 31, 1996. Twenty percent of Award Shares issued subsequent to January 1, 1997 and all previously issued Award Shares shall be forfeited by Mr. Levine if he is not employed by the Trust on December 31, 1997, unless such lack of employment is due to death, permanent disability or termination without just cause. Mr. Levine will be entitled to all distributions paid on shares held by the Trust for his benefit. For the six months ended June 30, 1997, the Trust has accrued an estimated $613,000 of incentive compensation, $600,000 of which will be converted to Award Shares.

10.   SUBSEQUENT EVENTS

     DIVIDEND AND DISTRIBUTIONS PAID

     On July 3, 1997, the Trust declared a cash distribution for the quarter ended June 30, 1997 of $0.10 per share payable August 20, 1997 to shareholders of record on July 21, 1997.

     COLONIAL COURTS OF WESTLAND APARTMENTS

     On June 17, 1993, BSRT Colonial Courts Limited Partnership, a limited partnership consisting of the Trust, a subsidiary of the Trust and PHC General Partnership ("PHC"), acquired the Colonial Courts of Westland Apartments (the "Colonial Courts" property) located in Columbus, Ohio for a purchase price of approximately $3,698,000. The Colonial Courts property is pledged to secure bond financing in the outstanding principal amount of $5.5 million. The Trust and its subsidiary hold a 75% ownership interest and PHC holds the remaining 25% ownership interest. On July 25, 1997, the Trust entered into a sales contract to sell its interest in the Colonial Courts property to Colonial LLC, an entity affiliated with PHC. The sales contract is subject to lender approval and is scheduled to close during the third or fourth quarter of 1997. The Trust is expected to receive cash proceeds of approximately $1.25 million, after credits made to Colonial LLC at closing. The Trust will use the cash proceeds resulting from this sale to pay down a portion of the Trust's line of credit with ANB.

     SOUTHLAKE CORPORATE CENTER

     On July 30, 1997, the Trust acquired a 100% fee ownership interest in a three-story office building known as 3000 Corporate Center at Southlake (the "Southlake property") located in Morrow, Georgia (a suburb approximately twenty miles south of Atlanta), for a purchase price of approximately $4,450,000 and assumed liabilities at acquisition of approximately $35,000. The Southlake property contains approximately 56,200 square feet of gross leasable area and is situated on approximately three acres of land. The purchase price was funded by a draw upon the Trust's line of credit in the amount of $4,450,000. At acquisition, the property is 100% occupied with 16 tenants.

     INVESTMENT IN REAL ESTATE VENTURE

     On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9 million. The Trust received net sales proceeds of approximately $4.5 million and recognized a gain on disposition of approximately $189,700. As of July 29, 1997, the Trust has no further ownership interest in the H Street Assemblage property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust, is a Massachusetts business trust. The Trust is a diversified real estate investment trust that focuses on industrial, suburban office and apartment properties throughout the country, where management sees strong local economies and investment opportunities. As of June 30, 1997, the Trust's portfolio contained twenty properties, which are located chiefly in the Midwest and the Southeast United States. The Trust's current business plan is to invest its cash equivalents and cash proceeds generated by financing secured by existing property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances. See below "Factors Affecting the Trust's Business Plan" for further discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1997 and December 31, 1996 was $4,809,713 and $3,805,260, respectively. The increase in total cash and cash equivalents of $1,004,453 is due to $3,780,510 of cash provided from operating activities and $32,102,592 of cash provided by financing activities amounts which exceed the $34,878,655 of cash used in investing activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by $211,738 for the six months ended June 30, 1997 to $3,780,510 from $3,568,772 for the same period in 1996 due primarily to the Trust's acquisitions of six real estate assets in the first six months of 1997. (See below for detail.) See Results of Operations below for further discussion of the operations of the Trust's real estate assets.

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash flow generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles ("GAAP"). The unique operating characteristic of a real estate company is that in accordance with GAAP, it is required to record depreciation and amortization related to its real estate assets while in fact these assets generally appreciate in value. As a result of this, the real estate investment trust ("REIT") industry has adopted a standard which it believes more accurately reflects operating property performance. Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust cautions shareholders that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to be a measure of the cash generated by a REIT nor the REIT's capacity to pay distributions. However, a REIT's distribution may be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

     For the six months ended June 30, 1997 and 1996, the Trust's operations generated FFO of $2,300,026 and $2,018,507, respectively. FFO increased for the six months ended June 30, 1997 as a result of the Trust's property acquisitions in mid-1996 and 1997. For the three months ended June 30, 1997 and 1996, the Trust's operations generated FFO of $1,222,496 and $1,032,999, respectively.

     FFO for the six months ended June 30, 1997 and 1996 is calculated as follows:

                                              1997           1996
                                           ----------    ----------

Net Income . . . . . . . . . . . . . . . . $  847,598    $  944,153

Plus:
  Depreciation expense . . . . . . . . . .  1,464,203     1,112,990
  Depreciation included in
    Operations of Real Estate
    Ventures . . . . . . . . . . . . . . .     15,238        15,238
  Lease Commission Amortization. . . . . .     91,253        33,393

Less:
  Minority Interest Share of
    Depreciation Expense . . . . . . . . .   (129,118)     (102,824)
  Minority Interest Share of
    Lease Commission
    Amortization . . . . . . . . . . . . .    (10,360)       (4,443)

Franchise Tax Fees Accrued . . . . . . . .     25,000        20,000

Gain on Disposition of
  Investment in Real Estate. . . . . . . .     (3,788)        --
                                           ----------    ----------

Funds From Operations. . . . . . . . . . . $2,300,026    $2,018,507
                                           ==========    ==========

     Cash Flow From Investing Activities: During the six months ended June 30, 1997, the Trust utilized $34,878,652 from investing activities compared to utilizing $5,324,959 from investing activities for the same period in 1996. Cash flow was utilized during the six months ended June 30, 1997 to acquire the Phoenix Business Park property in January 1997, the Butterfield Office Plaza in April 1997 and the four Oklahoma apartment complexes acquired in May 1997, for an aggregate purchase price of approximately $41.6 million. In addition, the Trust made capital improvements at its various properties in the amount of approximately $730,000 during the same six month period. These outflows of cash were partially offset by the $6.1 million in proceeds received from the March 11, 1997 sale of the Trust's interest in the Hallmark Village property and approximately $968,000 received from the sale of a portion of the H Street Assemblage land parcel.

During the same period in 1996, the Trust acquired the Midwest Office Center property for approximately $5 million, made capital improvements of approximately $788,000 and paid approximately $264,000 of liabilities assumed at the acquisition of various real estate assets. These outflows of cash for the six months ended June 30, 1996 were offset by the receipt of approximately $745,000 as a result of the sale of a portion of the Trust's interest in the Karfad Loan Portfolio. See below for further discussion of the assets purchased or sold during 1997.

     On January 15, 1997, the Trust acquired a 100% fee ownership interest in a three-building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,494,000. At acquisition, the Trust assumed liabilities of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with thirteen tenants at the time of acquisition. The Trust funded the acquisition price by making a draw on its line of credit. The Phoenix Business Park property serves as collateral for the Trust's Amended Line with American National Bank of Chicago and Trust Company ("ANB"). (See below for further details.)

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price of approximately $6 million. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits made to the purchaser at closing. The Trust and its subsidiary received net sales proceeds of approximately $6.1 million of which a portion was used to pay down the Trust's revolving line of credit (See below for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

     On April 30, 1997, the Trust acquired a 100% fee ownership interest in a three-story office building known as Butterfield Office Plaza located in Oak Brook, Illinois (metropolitan Chicago), for a purchase price of approximately $15,056,000. At acquisition, the Trust assumed liabilities of approximately $653,000. The office building is situated on ten acres of land and contains approximately 200,800 square feet of gross leasable area.

The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants at the time of acquisition. The Trust funded the acquisition price by drawing on its line of credit. The Butterfield Office Plaza property serves as collateral for the Trust's Amended Line with ANB. See below for further details.

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Woodrun Village Apartments (the "Woodrun property") located in Yukon, Oklahoma (approximately twenty miles south of Oklahoma City) for a purchase price of approximately $4,582,000. At acquisition, the Trust assumed liabilities of approximately $31,000, paid deferred financing costs of approximately $24,000 and funded approximately $22,000 into an escrow account for real estate taxes and insurance reserves. The Woodrun property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately eight acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Woodrun property is 97% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,622,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $901,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Country Creek Apartments (the "Country Creek property") located in Oklahoma City, Oklahoma for a purchase price of approximately $7,487,000. At acquisition, the Trust assumed liabilities of approximately $59,000, paid deferred financing costs of approximately $36,000 and funded approximately $50,000 into an escrow account for real estate taxes and insurance reserves. The Country Creek property was built in 1985 and consists of 320 rental units in twenty buildings and one clubhouse on a total of approximately twelve acres of land. The unit mix is 240 one-bedroom units and eighty two-bedroom units. The Country Creek property is 90% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds with an outstanding principal balance totaling approximately $5,931,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $1,509,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Willowpark Apartments (the "Willowpark property") located in Lawton, Oklahoma (approximately ninety miles southwest of Oklahoma City) for a purchase price of approximately $4,470,000. At acquisition, the Trust assumed liabilities of approximately $28,000, paid deferred financing costs of approximately $23,000 and funded approximately $20,000 into an escrow account for real estate taxes and insurance reserves. The Willowpark property was built in 1985 and consists of 160 rental units in ten buildings and one clubhouse on a total of approximately six acres of land. The unit mix is 120 one-bedroom units and forty two-bedroom units. The Willowpark property is 87% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,533,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $878,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Winchester Apartments (the "Winchester property") located in Oklahoma City, Oklahoma for a purchase price of approximately $4,506,000. At acquisition, the Trust assumed liabilities of approximately $30,000, paid deferred financing costs of approximately $24,000 and funded approximately $23,000 into an escrow account for real estate taxes and insurance reserves. The Winchester property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately seven acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Winchester property is 89% occupied as of June 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,563,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $886,000.

     The bonds mature on October 1, 2025 and require monthly payment of principal and interest at a fixed interest rate of 7.3% until the bonds are remarketed in November of 2005. A prepayment penalty exists on the bonds for any unscheduled principal payments made prior to September 30, 2005. The prepayment penalty is currently approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

     Cash Flow From Financing Activities: For the six months ended June 30, 1997, the Trust generated cash flow from financing activities of $32,102,595 compared to generating $1,275,992 for the same period in 1996. The cash flow provided by financing activities for the six months ended June 30, 1997 was primarily due to the receipt of approximately $41.9 million of proceeds from mortgage loans and bonds payable, which represents draws on the Trust's line of credit with ANB primarily used to purchase the Phoenix Business Park property, the Butterfield Office Plaza, and the four Oklahoma apartment complexes for approximately $25.3 million (see below for details) and the assumption of approximately $16.6 million of bonds payable pursuant to the acquisitions of the four apartment complexes. Partially offsetting these sources was the payment of principal on bonds and mortgage loans in the amount of approximately $7 million, $5.7 million which represents a pay down of the Trust's line of credit as a result of the sales proceeds received from the Hallmark property sale in March 1997, $1 million which represents a pay down of the Trust's line of credit primarily as a result of the H Street land parcel sales proceeds received in March 1997 and the balance represented principal payments in respect to other bonds and mortgage loans. In addition, the Trust paid distributions aggregating approximately $2.1 million and paid approximately $480,000 of deferred financing costs. The cash flow provided by financing activities for the six months ended June 30, 1996 was primarily due to the receipt of approximately $4.3 million of proceeds from mortgage loans payable, approximately $3.3 million of which consisted of proceeds from a first mortgage loan secured by the Midwest Office Center property and the balance of which reflected a draw on the Trust's line of credit. Offsetting this source, the Trust paid distributions to shareholders of approximately $2.1 million and paid deferred financing costs of approximately $579,000.

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the Trust's shares issuable pursuant to its Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of the shares registered in their names and (ii) make cash investments of not less than $5.00 per investment nor more than $120,000 per calendar year. Shares purchased pursuant to the DRIP Plan will be issued directly by the Trust at either (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions or
(ii) 100% of the aforementioned average closing price in the case of cash investments. For the quarter ended June 30, 1997, the Trust issued 521 shares at $4.08 per share pursuant to the DRIP Plan.

     On April 29, 1997, the Trust modified its loan agreement which provides for a revolving line of credit with American National Bank of Chicago and Trust Company ("ANB") in the amount of $30,000,000, as modified (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and provides for a six month extension, at the Trust's option, until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank a one time extension fee of $87,500 at the closing of the Amended Line and will be required to pay an additional $37,500 if the Trust exercises the option to extend the term for six months. As of December 31, 1996, the Trust had utilized approximately $8,400,000 under the line of credit. On January 15, 1997, the Trust borrowed $5,500,000 under the line of credit for the acquisition of the Phoenix Business Park property. On February 19, 1997, the Trust borrowed $1,200,000 under the line of credit for general corporate needs of the Trust. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See above for details). On March 19, 1997, the Trust used a portion of its share of the Hallmark net sales proceeds to pay down $5,720,000 of the line of credit. On April 30, 1997, the Trust borrowed $14,400,000 under the Amended Line for the acquisition of the Butterfield Office Plaza property. On May 22, 1997, the Trust borrowed $4,180,000 under the Amended Line primarily for the acquisition of the four apartment complexes located in Oklahoma (See above for further detail regarding the Trust's 1997 acquisitions). On April 18, 1997, the Trust paid down $1,000,000 of the Amended Line resulting primarily from the proceeds received from the March 20, 1997 sale of a portion of the H Street Assemblage. See Results of Operations below for further details.

     As a result of the above transactions, as of June 30, 1997, the Trust had an outstanding balance of $26,960,000 of the $30,000,000 available under the Amended Line.

     The Trust expects to fund its future liquidity needs with the cash flow obtained from its operating properties, cash proceeds derived from mortgage financing either on a long term basis or utilizing the Amended Line secured by certain of the Trust's properties which serve as collateral for the Amended Line (Colonial Penn, Phoenix Business Park, Lexington, Newtown, Butterfield Office Plaza and Southlake Corporate Center properties), interest earned on the Trust's short-term investments and the receipt of funds pursuant to the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). See Liquidity and Capital Resources for further details regarding the Plan. The Trust believes that these sources, as well as the Trust's cash and cash equivalents, are sufficient to meet the Trust's reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.

     The Trust's ability to make future distributions to its shareholders is dependent upon, among other things: (i) sustaining the operating performance of its existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where the Trust's properties are located reflected in changes in base rents attributable to new or replacement leases; (ii) the Trust's level of operating expenses and (iii) the operating performance of future acquisitions. The continuation of the Trust's acquisition of real estate assets is dependent upon its ability to
(i) utilize the proceeds from the July 25, 1997 sale of its interest in the H Street venture, (ii) reinvest proceeds, including gains as a result of appreciation in value, from the disposition of selective properties in the Trust's portfolio and (iii) borrow cash proceeds from mortgage financing either on a long-term basis or utilizing the Amended Line. Once these funding sources have been fully utilized, the Trust will need to access additional sources of acquisition capital in order to continue to grow.

RESULTS OF OPERATIONS

     At June 30, 1997, the Trust owned seven industrial complexes aggregating 1,361,100 square feet of gross leasable area, five apartment complexes consisting of an aggregate 1,214 units, seven commercial office properties consisting of 872,500 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area.
On April 18 and November 19, 1996, the Trust acquired interests in the Midwest Office Center and 6901 Riverport Drive properties, respectively. During June and July of 1996, the Trust sold its interest in the Karfad loan portfolio to an unaffiliated third party. During the six months ended June 30, 1997, the Trust acquired an ownership interest in the Phoenix Business Park, Butterfield Office Plaza and four separate garden style apartment complexes located in Oklahoma. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments property. On March 20, 1997, the H Street Venture, a partnership between the Trust and Banyan Strategic Land Fund II owning the H Street Assemblage property, sold approximately 3,500 square feet of the venture's land. For further discussion regarding the assets purchased or sold during the first six months of 1997, see Liquidity and Capital Resources above. Subsequent to the end of the second quarter, the Trust acquired the Southlake Corporate Center on July 30, 1997 (see Subsequent Events below) and sold its remaining interest in the H Street Assemblage property on July 29, 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED
JUNE 30, 1996

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from $5,019,948 in 1996 to $6,143,567 in 1997. The Trust's acquisitions during 1996 and 1997 described above accounted for approximately $1,463,000 of this increase during the first six months of 1997. Negatively impacting this increase was the elimination of approximately $356,000 in interest income and amortized discount on mortgage loans realized during 1996 on the Karfad loans. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $2,023,000 to $12,640,428 from $10,617,430, due primarily to the acquisition and sale of certain properties after January 1, 1996 accounting for approximately $1,769,000 of this increase. On a "same-store" basis (comparing the results of operations of the properties or mortgage loans receivable owned during the six months ended June 30, 1997, with the results of operations of the same real estate assets owned during the six months ended June 30, 1996), total property revenues increased by approximately $610,000. This increase is mainly due to an increase in total revenue at the Trust's Lexington property of approximately $226,000 as a result of a new lease signed for approximately 46,900 square feet of gross leasable area which increased the occupancy by 15% at June 30, 1997 as compared to June 30, 1996. In addition, total revenues increased by approximately $384,000 due primarily to increases in total revenues at the Trust's commercial and industrial properties.

     Total expenses increased by approximately $2,180,000 to $11,535,674 from $9,355,776 due primarily to the 1996 and 1997 acquisitions and sales mentioned above, which accounted for approximately $1,080,000 of this increase. On a "same-store" basis, interest expense increased by approximately $382,000 as a result of the Trust's execution of mortgage loans during 1996, collateralized by the Florida Power and Light and Woodcrest Office Park properties in the amounts of $6,200,000 and $7,250,000, respectively. Total general and administrative expenses increased by approximately $435,000 due to higher legal fees and payroll costs of approximately $323,000 due to additional staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio. In addition, general and administrative costs increased $112,000 due primarily to an increase in the accrual of incentive compensation earned by Mr. Levine, the Trust's president, reflecting an increase in estimated unrealized gain on the Trust's assets. The remaining increase in total expenses on a same-store basis of approximately $283,000 resulted primarily from an increase in deferred loan fee amortization and depreciation and amortization expense at the Trust's various properties.

     During the six months ended June 30, 1997, the Trust realized net income from the operation of real estate venture of $50,782 compared to a net loss of ($97,014) for the same period in 1996. The net income from operations of real estate venture for the six months ended June 30, 1997 represents the income realized from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owned a 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net proceeds of approximately $1,827,000, of which approximately $968,000 was distributed to the Trust. The Trust recognized no gain or loss on this sale. The H Street Venture obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9 million. The Trust received net sales proceeds of approximately $4.5 million and recognized a gain on disposition of approximately $189,700. The sales proceeds generated as a result of this sale will be used to acquire new real estate investments.

     Pursuant to the March 19, 1997 Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, all incentive compensation earned on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal years ended December 31, 1996 and 1997 will be paid in shares of the Trust's stock ("Award Shares") in the year following the period for which the incentive is earned. All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued thereafter will be held in escrow by the Trust, pending satisfaction of the vesting requirements, for the benefit of Mr. Levine until the earlier of (i) December 31, 1997; (ii) the termination of Mr. Levine's employment by the Trust without just cause; or
(iii) the permanent disability or death of Mr. Levine. Eighty percent of the Award Shares issued after January 1, 1997 vest immediately upon issuance in accordance with the shareholder approval which was received at the Trust's July 8, 1997 annual meeting. On July 9, 1997 and effective March 15, 1997, the Trust issued 95,635 Award Shares to Mr. Levine, representing Mr. Levine's incentive compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). The 95,635 Award Shares are valued at $4.125 per share, or $394,494. The 1996 Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

The Award Shares' price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ended prior to December 31, 1996. Twenty percent of Award Shares issued subsequent to January 1, 1997 and all previously issued Award Shares shall be forfeited by Mr. Levine if he is not employed by the Trust on December 31, 1997, unless such lack of employment is due to death, permanent disability or termination without just cause. Mr. Levine will be entitled to all distributions paid on shares held by the Trust for his benefit.

     The factors discussed above resulted in consolidated net income of $847,598 or $0.08 per share for the six months ended June 30, 1997 as compared to consolidated net income of $944,153 or $0.09 per share for the six months ended June 30, 1996.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS
ENDED JUNE 30, 1996

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from $2,618,816 in 1996 to $3,424,191 in 1997 or by approximately $805,000. The Trust's acquisitions during 1996 and 1997 described above, accounted for approximately $979,000 of this increase during 1997. Negatively impacting this increase was the elimination of approximately $177,000 in interest income and amortized discount on mortgage loans which resulted from the sale of the Karfad loans during 1996 as described above. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $1,306,000 to $6,746,542 from $5,440,777 due primarily to the acquisition and sale of certain properties after January 1, 1996, accounting for approximately $1,238,000 of this increase. On a "same-store" basis (comparing the results of operations of the properties or mortgage loans receivable owned during the three months ended June 30, 1997, with the results of operations of the same real estate assets owned during the three months ended June 30, 1996), total property revenues increased by approximately $246,000. Total revenue at the Trust's Lexington property increased by approximately $118,000 as a result of a new lease signed for approximately 46,900 square feet of gross leasable area which increased the occupancy by 15% at June 30, 1997 as compared to June 30, 1996. Total revenues further increased by approximately $128,000 due primarily to increases in total revenues at the Trust's commercial and retail properties.

     Total expenses increased by approximately $1,400,000 to $6,183,169 from $4,783,524 due primarily to the 1996 and 1997 acquisitions and sale mentioned above which accounted for approximately $638,000 of this increase. On a "same-store" basis, interest expense increased by approximately $148,000 as a result of the Trust's execution of a mortgage loan during 1996 collateralized by the Woodcrest Office Park property in the amount of $7,250,000. General and administrative expenses increased by approximately $75,000 due primarily to an increase in the incentive compensation accrual earned by Mr. Levine, the Trust's president, reflecting an increase in estimated unrealized gain on the Trust's real estate assets. General and administrative expenses increased further by approximately $224,000 resulting in an increase in payroll costs due to staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio. The remaining increase in total expenses on a same-store basis of approximately $477,000 resulted primarily from an increase in deferred loan fee amortization and depreciation and amortization expense at the Trust's various properties.

     The factors discussed above resulted in consolidated net income of $438,809 or $0.04 per share for the three months ended June 30, 1997 as compared to consolidated net income of $480,612 or $0.05 per share for the three months ended June 30, 1996.

     The Trust paid distributions equal to $0.10 per share on May 22, 1997 and May 22, 1996 for the first quarter of 1997 and 1996, respectively. On July 3, 1997, the Trust declared a cash distribution for the second quarter of 1997 of $0.10 per share payable August 20, 1997 to shareholders of record on July 21, 1997.

SUBSEQUENT EVENTS

     On June 17, 1993, BSRT Colonial Courts Limited Partnership, a limited partnership consisting of the Trust, a subsidiary of the Trust and PHC General Partnership ("PHC"), acquired the Colonial Courts of Westland Apartments (the "Colonial Courts" property) located in Columbus, Ohio for a purchase price of approximately $3,698,000. The Colonial Courts property is pledged to secure bond financing in the outstanding principal amount of

$5.5 million. The Trust and its subsidiary hold a 75% ownership interest and PHC holds the remaining 25% ownership interest. On July 25, 1997, the Trust entered into a contract to sell its interest in the Colonial Courts property to Colonial LLC, an entity affiliated with PHC. The sales contract is subject to lender approval and is scheduled to close during the third and fourth quarter of 1997. The Trust is expected to receive cash proceeds of approximately $1.25 million, after credits made to Colonial LLC at closing. The Trust will use the cash proceeds resulting from this sale to pay down a portion of the Trust's line of credit with ANB.

     On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9 million. The Trust received net sales proceeds of approximately $4.5 million and recognized a gain on disposition of approximately $189,700. As of July 29, 1997, the Trust has no further ownership interest in the H Street Assemblage property.

     On July 30, 1997, the Trust acquired a 100% fee ownership interest in a three-story office building known as 3000 Corporate Center at Southlake (the "Southlake property") located in Morrow, Georgia (a suburb approximately twenty miles south of Atlanta), for a purchase price of approximately $4,450,000 and assumed liabilities at acquisition of approximately $35,000. The Southlake property contains approximately 56,200 square feet of gross leasable area and is situated on approximately three acres of land. The purchase price was funded by a draw upon the Trust's line of credit in the amount of $4,450,000. At acquisition, the property is 100% occupied with sixteen tenants.

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

     FACTORS AFFECTING OPERATING RESULTS. In addition to the factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors may affect the Trust's liquidity and capital resources as well as results of operations including but not limited to: (i) the Trust's ability to secure mortgage financing for its Lexington, Newtown and Butterfield properties on terms acceptable to the Trust; (ii) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (iii) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park and 6901 Riverport Drive properties; (iv) ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases since approximately 15% of the tenant leases at the Trust's properties are scheduled to expire in the remaining six months of 1997; and (v) market conditions and rental rates where the Trust's properties are located.

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

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired fifteen of its properties since June 1995. The most recently acquired properties may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. It is also possible that the operating performance of the most recently acquired properties may decline under the Trust's management.

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

     POTENTIAL EFFECT OF RISING INTEREST RATES ON TRUST'S VARIABLE RATE DEBT. Advances under the Amended Line bear interest at variable rates and the interest rate payable on bonds issued for the benefit of the Trust are subject to periodic adjustments based on the then current market interest rates. In addition, the Trust may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Trust's interest expense, which could adversely affect the Trust's financial condition and results of operations. See "--Liquidity and Capital Resources" above.

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

     SUBSTANTIAL DEBT OBLIGATIONS. As of June 30, 1997, the Trust's indebtedness aggregated approximately $94 million and the ratio of debt to net assets for the Trust was 69%. The Trust's ability to service its debts and other obligations when they become due depends on, among other things, the Trust's ability to secure additional capital and the properties' ability to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could lose the property securing these obligations, which would have a material adverse effect on the Trust's financial condition and results of operations.

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

OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this report an expanded understanding of the properties owned as of June 30, 1997.


SUPPLEMENTAL INFORMATION
                                             BANYAN STRATEGIC REALTY TRUST
                                                PORTFOLIO SUMMARY AS OF
                                                     June 30, 1997

                                                                                                       Scheduled
                                                                                                         Lease
                                                                                                      Expirations
                                                                                                ----------------------
                                                                Net Carrying Value     Occu-     7/1-
                                                      Square  ---------------------    pancy   12/31/            After
                                  Location           Footage     Dollars     Sq.Ft.      %       1997    1998     1998
                                  --------           -------   -----------   ------    -----     ----    ----    -----
INDUSTRIAL
----------
Milwaukee Industrial
  Portfolio. . . . . . . . .  Milwaukee, Wisconsin   235,800   $ 5,701,000   $24.18      93%      22%     28%      43%
Elmhurst Metro Court . . . .  Elmhurst, Illinois     140,800     5,066,000    35.98      96%      22%     31%      43%
Willowbrook Court. . . . . .  Willowbrook, Illinois   84,300     3,858,000    45.77     100%       0%     48%      52%
Quantum Business Center. . .  Louisville, Kentucky   182,200     4,998,000    27.43      82%      11%     38%      33%
Riverport Industrial . . . .  Louisville, Kentucky   322,100     9,867,000    30.63     100%       0%      0%     100%
Lexington Business Center. .  Lexington, Kentucky    308,800     7,187,000    23.27      95%      54%     13%      28%
Newtown Distribution
  Center . . . . . . . . . .  Lexington, Kentucky     87,100     3,481,000    39.97      85%      38%     36%      11%
                                                   ---------  ------------   ------     ----     ----    ----     ----
        Sub-Total. . . . . .                       1,361,100    40,158,000    29.50      94%      23%     22%      39%
                                                   ---------  ------------   ------     ----     ----    ----     ----
OFFICE
------
Colonial Penn Insurance. . .  Tampa, Florida          79,200     7,952,000   100.40     100%       0%      0%     100%
Florida Power & Light. . . .  Sarasota, Florida       83,100     9,474,000   114.01      98%       0%      0%      98%
Woodcrest Office Park. . . .  Tallahassee, Florida   265,900    11,103,000    41.76      94%       5%     15%      74%
Midwest Office Center. . . .  Oakbrook, Illinois      77,000     5,065,000    65.78      96%      22%     14%      60%
Phoenix Business Center. . .  Atlanta, Georgia       110,600     5,453,000    49.30     100%       6%      7%      87%
Butterfield Office Plaza . .  Oak Brook, Illinois    200,800    15,045,000    74.93      94%       6%     11%      77%
                                                   ---------  ------------   ------     ----     ----    ----     ----
        Sub-Total. . . . . .                         816,600    54,092,000    66.24      95%       7%     11%      77%
                                                   ---------  ------------   ------     ----     ----    ----     ----
RETAIL
------
Northlake Tower Festival
  Shopping Center. . . . . .  Atlanta, Georgia       321,800    16,732,000    52.00      99%       4%      1%      94%
                                                   ---------  ------------   ------     ----     ----    ----     ----
        Total/
          Weighted Average .                       2,499,500  $110,982,000   $44.40      95%      15%     16%      64%
                                                   =========  ============   ======     ====     ====    ====     ====


                                             BANYAN STRATEGIC REALTY TRUST
                                   PORTFOLIO SUMMARY AS OF JUNE 30, 1997 - CONTINUED

                                                                              Net Carrying Value
                                                           Residen-        -------------------------        Occu-
                                                            tial                                Per         pancy
                                   Location                 Units            Dollars           Unit           %
                                   --------                --------        -----------        ------        -----
RESIDENTIAL
-----------

Colonial Courts
  of Westland. . . . . . . .   Columbus, Ohio                   350        $ 5,062,000       $14,463          94%
Country Creek. . . . . . . .   Oklahoma City, Oklahoma          320          7,469,000        23,341          90%
Willowpark . . . . . . . . .   Lawton, Oklahoma                 160          4,454,000        27,838          87%
Winchester Run . . . . . . .   Oklahoma City, Oklahoma          192          4,492,000        23,396          89%
Woodrun Village. . . . . . .   Yukon, Oklahoma                  192          4,570,000        23,802          97%
                                                              -----       ------------       -------          ---

        Total/Weighted
          Average. . . . . .                                  1,214       $ 26,047,000       $21,456          92%
                                                              =====       ============       =======
                                                                                                              ---
        Portfolio Total. . .                                              $137,029,000                        94%
                                                                          ============                        ===


                         BANYAN STRATEGIC REALTY TRUST
               COMPARISON OF AVERAGE "IN PLACE" AND MARKET RENTS
                              AS OF JUNE 30, 1997


                                                   AVERAGE          AVERAGE
                                     SQUARE       "IN PLACE"        MARKET
                                     FOOTAGE        BASE             BASE
                                     (NOTE 1)       RENTS            RENTS
                                     --------     ----------       --------
Industrial . . . . . . . . . .      1,335,700        $4.28          $ 4.49
Office . . . . . . . . . . . .        737,400         8.51            9.90
Retail . . . . . . . . . . . .        321,800         8.48           10.14
                                    ---------        -----          ------
     Total/
      Weighted Average . . . .      2,394,900        $6.12          $ 6.93
                                    =========        =====          ======


                                                    AVERAGE        AVERAGE
                                                  "IN PLACE"        MARKET
                                                     RENTS          RENTS
                                                   ---------       --------
                                     RESIDEN-
                                      TIAL          PER UNIT
PROPERTY TYPE                         UNITS         (NOTE 2)       PER UNIT
-------------                       ---------      ---------       --------

Residential. . . . . . . . . .          1,214           $379           $439


-------

     Note 1 - The "In Place" Rents for approximately 105,000 square feet of the portfolio have been excluded from the above calculation because the lease terms relative to that space are unique compared to the market. It is the Trust's view that inclusion of these rents in the above computation would make the analysis less meaningful.

     Note 2 - A portion of the difference between the above "In Place" Rents and Market Rents per unit is attributable to the difference in the size of the Trust's rental units compared to the size of other similar units in the market place. The Trust's "In Place" Rents adjusted for the size differential are 5% to 7% below Market Rent.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust held its 1996 Annual Meeting of Shareholders on July 8, 1997. There were five proposals considered at the Meeting:

     Proposal #1 was to elect three Class A Trustees to hold office for one year or otherwise as provided in the Trust's amended and restated
Declaration of Trust.

     Proposal #2 was to concur in the selection of Ernst & Young LLP as the Trust's independent public accountants for the fiscal year ended December 31, 1997.

     Proposal #3 was to authorize the issuance of shares of the Trust's beneficial interest to Leonard G. Levine, President, pursuant to the terms of an agreement between the Trust and Mr. Levine.

     Proposal #4 was to amend Section 3.3 of the Trust's Amended and Restated Declaration of Trust to increase compensation and other remuneration payable to the Class A Trustees.

     Proposal #5 was to adopt the Trust's 1997 Omnibus Stock and Incentive
Plan.

     Following are the vote totals in connection with the proposals:


PROPOSAL #1

                                                 FOR               WITHHELD
  SLATE OF TRUSTEES ELECTED

  Walter E. Auch, Sr.                          5,103,155          2,164,813
  Norman M. Gold                               5,110,611          2,157,357
  Marvin A. Sotoloff                           5,109,120          2,158,848
  (all elected)


                               FOR              AGAINST             ABSTAIN

PROPOSAL #2                  7,086,505            70,340            111,123
(carried)


                               FOR              AGAINST             ABSTAIN

PROPOSAL #3                  3,457,429         2,527,370            314,584
(carried)


                               FOR              AGAINST             ABSTAIN

PROPOSAL #4                  3,969,702         2,846,416            357,116
(not carried)


                               FOR              AGAINST             ABSTAIN

PROPOSAL #5                  3,258,203         2,607,610            338,837
(carried)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

      Exhibits

      Exhibit Number     Description

      Exhibit (10)       Material Contracts

                         (i)     Seventh Amendment to Loan Agreement dated
July 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (ii)    1997 Omnibus Stock and Incentive Plan dated
July 9, 1997.

                         (iii)   Amendment to Second Amended and Restated
Employment Agreement of Leonard G. Levine dated March 19, 1997.

      Exhibit (27)       Financial Data Schedule

      The following exhibits are incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169), referencing the exhibit number used in such Registration Statement.

      Exhibit (3)(b)     By-Laws dated March 13, 1986.

              (3)(c)
          and (3)(d)     Amended and Restated Declaration of Trust dated as
of August 8, 1986, as amended on March 8,1991 and May 1, 1993.

              (10)       Material Contracts

                         (i)     Amended Employment Agreement of Leonard G.
Levine dated January 1, 1990.

                         (ii)    Second Amended and Restated Employment
Contract of Leonard G. Levine dated December 31, 1992.

                         (iii)   Amendment to Loan Agreement dated December
1, 1994; Second Amendment to Loan Agreement dated December 21, 1994; Third Amendment to Loan Agreement dated December 18, 1995; and Fourth Amendment to Loan Agreement dated January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (iv)    First Amendment to Note dated December 18,
1995 and Second Amendment to Note dated January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (v)     Fifth Amendment to Loan Agreement dated
March 7, 1997 and Sixth Amendment to Loan Agreement dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (vi)    Amended and Restated Note ($20,000,000)
dated April 29, 1997 and Note ($10,000,000) dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

      Exhibit (21)       Subsidiaries of the Trust

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

           A report on Form 8-K was filed on May 14, 1997 wherein Item 2 disclosed the Registrant's acquisitions of the Phoenix Business Park and Butterfield Office Plaza properties.

           A report on Form 8-K was filed on June 11, 1997 wherein Item 2 disclosed the Registrant's acquisition of the Oklahoma apartment portfolio.

                                  SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                  Date:  August 11, 1997
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                     Date:  August 11, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer

                                  SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   ____________________________                      Date: August 11, 1997
      Leonard G. Levine, President



By:   ____________________________                      Date: August 11, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer