Form 10-Q
period 1997-09-30
BANYAN STRATEGIC REALTY TRUST
filed 1997-11-14
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


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


Shares of beneficial interest outstanding as of Nov. 13, 1997: 13,210,852

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                      (UNAUDITED)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1997              1996
                                                                                    -------------     ------------
ASSETS
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  4,343,253     $  3,805,260
Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,239,741          529,112
Interest Receivable on Investments . . . . . . . . . . . . . . . . . . . . . .             12,060           46,313
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,318,596        1,194,425
                                                                                     ------------     ------------
                                                                                        6,913,650        5,575,110
                                                                                     ------------     ------------

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,733,379       16,956,094
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        122,627,578       85,210,415
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,763,611        5,015,673
                                                                                     ------------     ------------
                                                                                      152,124,568      107,182,182
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .         (5,712,588)      (4,692,455)
                                                                                     ------------     ------------
                                                                                      146,411,980      102,489,727
                                                                                     ------------     ------------

Investment in Real Estate Venture. . . . . . . . . . . . . . . . . . . . . . .               --          5,713,759

Deferred Financing Costs (Net of Accumulated Amortization
  of $937,395 and $722,925, respectively). . . . . . . . . . . . . . . . . . .            920,867        1,326,489
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,400,545        1,429,120
                                                                                     ------------     ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $156,647,042     $116,534,205
                                                                                     ============     ============





                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (CONTINUED)
                                                      (UNAUDITED)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1997              1996
                                                                                    -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .       $  1,347,987     $  2,481,253
Accrued Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,371,111          763,238
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,403,616       48,181,023
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,960,035       10,900,000
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            316,209          237,922
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            260,067          248,748
Security Deposit Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            705,444          473,758
                                                                                     ------------     ------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101,364,469       63,285,942
                                                                                     ------------     ------------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . .          2,414,248        2,313,825

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 12,540,409 and 12,001,620 Shares
    Issued, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .        109,213,622      106,694,912
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (48,979,348)     (48,394,525)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . . . .         (7,365,949)      (7,365,949)
                                                                                     ------------     ------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .         52,868,325       50,934,438
                                                                                     ------------     ------------
Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . . . .       $156,647,042     $116,534,205
                                                                                     ============     ============

Book Value Per Share of Beneficial Interest
  (11,017,760 and 10,478,971 Shares Outstanding,
  respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      4.80     $       4.86
                                                                                     ============     ============






                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)

                                                                                           1997              1996
                                                                                       ------------      -----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,986,266      $13,742,193
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,814,751        1,446,692
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        617,686          166,095
  Interest and Amortized Discount on Mortgage Loans. . . . . . . . . . . . . . . . .          --             441,725
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,855          105,667
                                                                                        -----------      -----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,515,558       15,902,372
                                                                                        -----------      -----------
EXPENSES
  Operating Property Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,913,623        3,147,342
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,815,755        1,636,915
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,479,892        1,272,835
  Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,649,172        2,976,172
  Ground Lease Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        669,595          648,025
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,501,022        1,760,892
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,030,990        2,390,725
  Amortization of Deferred Loan Fees and Financing Costs . . . . . . . . . . . . . .        526,737          351,963
  Recovery of Losses on Loans, Notes and Interest Receivable . . . . . . . . . . . .          --             (14,059)
                                                                                        -----------      -----------
 Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,586,786       14,170,810

Income Before Minority Interest, Income (Loss) from Operations
  of Real Estate Venture and Nonrecurring Gains  . . . . . . . . . . . . . . . . . .      1,928,772        1,731,562

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .       (463,473)        (349,390)
Income (Loss) from Operations of Real Estate Venture . . . . . . . . . . . . . . . .         37,126          (77,365)
Gain on Disposition of Investment in Real Estate, Disposition of Investment
  in Real Estate Venture and Disposition of Partnership Interest . . . . . . . . . .      1,075,646            --
                                                                                        -----------      -----------
Net Income                                                                              $ 2,578,071      $ 1,304,807
                                                                                        ===========      ===========
Earnings Per Share of Beneficial Interest (10,555,616 and 10,478,222
  Weighted Average Number of Shares Outstanding, respectively) . . . . . . . . . .      $      0.24      $      0.12
                                                                                        ===========      ===========

                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)

                                                                                           1997              1996
                                                                                       ------------      -----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 6,859,924     $ 4,761,231
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .        634,996          347,556
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        351,572           49,301
  Interest and Amortized Discount on Mortgage Loans. . . . . . . . . . . . . . . . .          --              85,824
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,638           41,030
                                                                                        -----------      -----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,875,130        5,284,942
                                                                                        -----------      -----------
EXPENSES
  Operating Property Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,599,181        1,138,109
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        646,581          584,437
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        531,258          377,823
  Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,878,137          996,667
  Ground Lease Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        228,657          218,286
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .        945,566          614,509
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,023,012          769,279
  Amortization of Deferred Loan Fees and Financing Costs . . . . . . . . . . . . . .        198,720          129,983
  Recovery of Losses on Loans, Notes and Interest Receivable . . . . . . . . . . . .          --             (14,059)
                                                                                        -----------      -----------
Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,051,112        4,815,034
                                                                                        -----------      -----------
Income Before Minority Interest, Income (Loss) from Operations
  of Real Estate Venture and Nonrecurring Gains  . . . . . . . . . . . . . . . . . .        824,018          469,908

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .       (151,747)        (128,903)
Income (Loss) from Operations of Real Estate Venture . . . . . . . . . . . . . . . .        (13,656)          19,649
Gain on Disposition of Investment in Real Estate,
   Disposition of Investment in Real Estate Venture and
   Disposition of Partnership Interest . . . . . . . . . . . . . . . . . . . . . . .      1,071,858            --
                                                                                        -----------      -----------
Net Income                                                                              $ 1,730,473      $   360,654
                                                                                        ===========      ===========
Earnings Per Share of Beneficial Interest (10,706,379 and 10,478,971
  Weighted Average Number of Shares Outstanding, respectively) . . . . . . . . . . .    $      0.16      $      0.03
                                                                                        ===========      ===========


                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                      (UNAUDITED)


                                             Shares of
                                        Beneficial Interest
                                   ----------------------------      Accumulated         Treasury
                                    Shares            Amount           Deficit            Shares            Total
                                  -----------       -----------      -----------       -----------       -----------
Shareholders' Equity,
December 31, 1996. . . . . .       12,001,620      $106,694,912     $(48,394,525)      $(7,365,949)      $50,934,438

Net Income . . . . . . . . .            --                --           2,578,071             --            2,578,071

Issuance of Shares . . . . .           43,154           199,416            --                --              199,416

Award Shares Issued. . . . .          495,635         2,319,294            --                --            2,319,294

Distributions Paid . . . . .            --                --          (3,162,894)            --           (3,162,894)
                                  -----------      ------------      -----------       -----------       -----------

Shareholders' Equity,
September 30, 1997 . . . . .       12,540,409      $109,213,622     $(48,979,348)      $(7,365,949)      $52,868,325
                                  ===========      ============     ============       ===========       ===========



















                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)
                                                                                           1997              1996
                                                                                       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,578,071      $  1,304,807
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Gain on Disposition of Investment in Real Estate, Disposition of Investment
   in Real Estate Venture and Disposition of Partnership Interest. . . . . . . . . .     (1,075,646)           --
  Recovery of Losses on Loans, Notes and Interest Receivable . . . . . . . . . . . .          --             (14,059)
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,027,759        2,112,855
  Amortization of Discount on Mortgage Loans Receivable. . . . . . . . . . . . . . .          --             (34,547)
  Net (Income) Loss From Operation of Real Estate Ventures . . . . . . . . . . . . .        (37,126)          77,365
  Minority Interest Participation in Consolidated Partnerships . . . . . . . . . . .        463,473          349,390
  Incentive Compensation Expense . . . . . . . . . . . . . . . . . . . . . . . . . .        913,098          538,387
Net Change In:
  Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (294,470)         (39,188)
  Interest Receivable on Investments . . . . . . . . . . . . . . . . . . . . . . . .         34,253          116,349
  Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (115,219)        (508,567)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .        (311,589)        (277,239)
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . .         (3,059)         102,482
  Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63,163          (93,325)
  Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . . . . . .        458,367          468,356
  Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,953           47,990
  Security Deposit Liability . . . . . . . . . . . . . . . . . . . . . . . . . . . .        128,078            6,275
                                                                                       ------------     ------------
Net Cash Provided By Operating Activities. . . . . . . . . . . . . . . . . . . . . .      5,857,106        4,157,331
                                                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . . . . . . . . . . . . . . .    (55,912,339)      (5,021,535)
  Investment In Real Estate Ventures, Net. . . . . . . . . . . . . . . . . . . . . .         28,285         (151,488)
  Additions to Investment in Real Estate . . . . . . . . . . . . . . . . . . . . . .     (1,844,326)      (1,438,552)
  Proceeds From Sale of Mortgage Loans Receivable. . . . . . . . . . . . . . . . . .          --           5,440,047
  Proceeds From Sale of Investment in Real Estate. . . . . . . . . . . . . . . . . .      6,141,719            --
  Proceeds from Sale of Investment in Real Estate Venture. . . . . . . . . . . . . .      5,457,402            --
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets. . . . . . . .        101,301         (315,000)
  Recovery of Losses on Loans, Notes and Interest Receivable . . . . . . . . . . . .          --              14,059
  Purchase of Investment Securities. . . . . . . . . . . . . . . . . . . . . . . . .          --            (839,679)
  Proceeds From Sale and Maturities of Investment Securities . . . . . . . . . . . .          --             817,314
  Proceeds From Sale of Partnership Interest . . . . . . . . . . . . . . . . . . . .        884,507            --
  Principal Payments on Investment Securities. . . . . . . . . . . . . . . . . . . .          --              22,365
  Principal Collections on Mortgage Loans Receivable . . . . . . . . . . . . . . . .          --              14,742
                                                                                        -----------     ------------
Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . . . . . . .    (45,143,451)      (1,457,727)
                                                                                        -----------     ------------




                                             BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)
                                                      (UNAUDITED)



                                                                                           1997              1996
                                                                                       ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Mortgage Loans Payable . . . . . . . . . . . . . . . . . .     65,386,216       11,545,000
  Distributions to Minority Partners . . . . . . . . . . . . . . . . . . . . . . . .       (417,495)        (199,207)
  Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (577,317)        (636,983)
  Principal Payments on Bonds and Mortgage Loans Payable . . . . . . . . . . . . . .    (21,603,588)     (11,182,176)
  Distributions Paid to Shareholders . . . . . . . . . . . . . . . . . . . . . . . .     (3,162,894)      (3,143,508)
  Shares Issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        199,416            --
                                                                                       ------------     ------------
  Net Cash Provided By (Used In) Financing Activities  . . . . . . . . . . . . . . .     39,824,338       (3,616,874)
                                                                                       ------------     ------------
  Net Increase (Decrease) In Cash and Cash Equivalents . . . . . . . . . . . . . . .        537,993         (917,270)

  Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . . .      3,805,260        5,500,215
                                                                                       ------------     ------------
  Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . . .   $  4,343,253     $  4,582,945
                                                                                       ============     ============






















                 The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Venture was accounted for on the equity method.

     FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the previously reported 1996 consolidated financial statements in order to provide comparability with the 1997 consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1997. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust. Net income for the nine and three months ended September 30, 1996 have been reduced by $487,500 and $162,500, respectively, from amounts originally reported to reflect the adjusted incentive compensation earned by the Trust's president which was recorded during the fourth quarter of 1996. This allocation adjustment had no effect on net income for the year ended December 31, 1996. No other allocation adjustments have been made to the 1996 operating results.

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The management believes there is no material impact of Statement No. 128 on the consolidated financial statements.

2.   MORTGAGE LOANS PAYABLE

     LINE OF CREDIT

     On December 13, 1994, the Trust executed a loan agreement which provides for a revolving line of credit with American National Bank of Chicago ("ANB") in the amount of $15,000,000. On December 15, 1995, the Trust and ANB entered into an amendment to the aforesaid loan agreement, modifying the revolving line of credit by increasing the amount the Trust was permitted to borrow from $15,000,000 to $30,000,000. On January 7, 1997, the Trust and ANB entered into a further amendment to the loan agreement modifying the line of credit by decreasing the amount that the Trust was permitted to borrow from $30,000,000 to $20,000,000 (the "Modified Line"). As of December 31, 1996, the Trust had utilized $8,400,000 of the $20,000,000 available under the Modified Line. On January 15, 1997, the Trust borrowed $5,500,000 under the Modified Line for the acquisition of the Phoenix Business Park property. On February 19, 1997, the Trust borrowed $1,200,000 under the Modified Line for general corporate needs of the Trust. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See Note 6 for details). On March 19, 1997, the Trust used a portion of its share of the Hallmark net sales proceeds to pay down $5,720,000 of the Modified Line.
On April 29, 1997, the Modified Line was revised with ANB increasing the amount that the Trust is permitted to borrow from $20,000,000 to $30,000,000 (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and on November 13, 1997, the Trust exercised its option to extend for an additional six months until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank an extension fee of $87,500 at the closing of the Amended Line and paid an additional $37,500 upon exercising the option to extend the term for six months. On April 30, 1997, the Trust borrowed $14,400,000 under the Amended Line primarily for the acquisition of the Butterfield Office Plaza property. On May 22, 1997, the Trust borrowed $4,180,000 under the Amended Line primarily for the acquisition of the four apartment complexes located in Oklahoma. On July 30 and August 26, 1997, the Trust borrowed $4,450,000, $2,475,000 and $565,000 under the Amended Line primarily for the acquisition of the Southlake Corporate Center, University Square Business Center and Technology Center properties, respectively. On September 5, 1997, the Trust borrowed an additional $1,000,000 under the Amended Line to replenish cash reserves utilized to acquire the Technology Center as discussed above. (See Note 4 below for further detail regarding the Trust's 1997 acquisitions.) On April 18, 1997, the Trust paid down $1,000,000 of the Amended Line with funds resulting primarily from the March 20, 1997 sale of a portion of the H Street Assemblage. On July 29, 1997, the Trust paid down $4,450,000 of the Amended Line with funds resulting primarily from the July 29, 1997 sale of the remaining portion of the H Street Assemblage. (See Note 7 for further details.) On August 29, 1997, the Trust paid down $9,945,000 of the Amended Line from loan proceeds received pursuant to the mortgage refinancing of the Butterfield Office Plaza property. (See Note 5 for further details.)

     As a result of the above transactions, as of September 30, 1997, the Trust had an outstanding balance of $21,055,000 of the $30,000,000 available under the Amended Line.

3.   TRANSACTIONS WITH AFFILIATES

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of reimbursing Banyan Management Corp. ("BMC") on an hourly basis for the services of its personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. Through September 30, 1997, the Trust continues to share certain administrative items such as office rent and office expenses with other companies for which BMC provides services. These costs were shared based upon the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the nine months ended September 30, 1997 and 1996 aggregated $403,100 and $985,820, respectively. As one of its administrative services, BMC serves as the paying agent for general and administrative costs of the Trust. As of September 30, 1997, the Trust had a net receivable due from BMC of $96,400. The net receivable is included in Other Assets in the Trust's Consolidated Balance Sheet.

4.   INVESTMENT IN REAL ESTATE

     PHOENIX BUSINESS PARK

     On January 15, 1997, the Trust acquired a 100% fee ownership interest in a three-building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,494,000. At acquisition, the Trust assumed liabilities of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with thirteen tenants at the time of acquisition. The Trust funded the acquisition price by making a draw upon its line of credit.

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

The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants at the time of acquisition. The Trust funded the acquisition price by drawing upon its line of credit.

     WOODRUN VILLAGE APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Woodrun Village Apartments (the "Woodrun property") located in Yukon, Oklahoma (approximately twenty miles south of Oklahoma City) for a purchase price of approximately $4,582,000. At acquisition, the Trust assumed liabilities of approximately $31,000, paid deferred financing costs of approximately $24,000 and funded approximately $22,000 into an escrow account for real estate taxes and insurance reserves. The Woodrun property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately eight acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Woodrun property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,622,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $901,000.

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

     COUNTRY CREEK APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Country Creek Apartments (the "Country Creek property") located in Oklahoma City, Oklahoma for a purchase price of approximately $7,487,000. At acquisition, the Trust assumed liabilities of approximately $59,000, paid deferred financing costs of approximately $36,000 and funded approximately $50,000 into an escrow account for real estate taxes and insurance reserves. The Country Creek property was built in 1985 and consists of 320 rental units in twenty buildings and one clubhouse on a total of approximately twelve acres of land. The unit mix is 240 one-bedroom units and eighty two-bedroom units. The Country Creek property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds with an outstanding principal balance totaling approximately $5,931,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $1,509,000.

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

     WILLOWPARK APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Willowpark Apartments (the "Willowpark property") located in Lawton, Oklahoma (approximately ninety miles southwest of Oklahoma City) for a purchase price of approximately $4,470,000. At acquisition, the Trust assumed liabilities of approximately $28,000, paid deferred financing costs of approximately $23,000 and funded approximately $20,000 into an escrow account for real estate taxes and insurance reserves. The Willowpark property was built in 1985 and consists of 160 rental units in ten buildings and one clubhouse on a total of approximately six acres of land. The unit mix is 120 one-bedroom units and forty two-bedroom units. The Willowpark property is 98% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,533,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $878,000.

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

     WINCHESTER RUN APARTMENTS

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Winchester Apartments (the "Winchester property") located in Oklahoma City, Oklahoma for a purchase price of approximately $4,506,000. At acquisition, the Trust assumed liabilities of approximately $30,000, paid deferred financing costs of approximately $24,000 and funded approximately $23,000 into an escrow account for real estate taxes and insurance reserves. The Winchester property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately seven acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Winchester property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,563,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $886,000.

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

SOUTHLAKE CORPORATE CENTER

     On July 30, 1997, the Trust acquired a 100% fee ownership interest of a three-story office building known as Southlake Corporate Center located in Morrow, Georgia (suburban Atlanta). The building contains approximately 56,200 square feet of gross leasable area. The Southlake Corporate Center was constructed in 1989 and was 100% occupied with sixteen tenants upon acquisition. The Southlake Corporate Center was acquired for a purchase price of $4,450,000. At acquisition, the Trust assumed liabilities of approximately $35,000. The Trust funded the acquisition by utilizing a draw upon its line of credit.

UNIVERSITY SQUARE BUSINESS CENTER

     On August 26, 1997, the Trust acquired a 100% fee ownership interest of the University Square Business Center located in Huntsville, Alabama. The property consists of six one-story buildings totaling approximately 184,700 square feet of gross leasable area. The buildings were constructed from 1984 through 1987. The property was acquired by the Trust for a purchase price of approximately $7,300,000. At acquisition, the Trust also assumed approximately $131,000 of trade liabilities, paid deferred financing costs of approximately $9,000, and paid approximately $181,000 into escrow for real estate taxes, insurance and tenant improvements. In addition, at acquisition, the Trust assumed an existing mortgage loan with an outstanding principal balance of approximately $4,963,000. The mortgage loan matures in January 2007, bears interest at a fixed rate of 8.89% per annum and requires monthly payments of principal and interest based upon a twenty-five year amortization schedule with a balloon payment of approximately $3,989,000 due upon maturity. The Trust funded the balance of the acquisition price by utilizing a draw upon its line of credit. The property was 91% occupied with 57 tenants upon acquisition.

TECHNOLOGY CENTER

     On August 26, 1997, the Trust acquired a 100% ground lessee's interest in the Technology Center located in Huntsville, Alabama. The property consists of a three-story office building containing approximately 48,500 square feet of gross leasable area. The Technology Center was constructed in 1990. The property was acquired for a purchase price of approximately $2,500,000. The Trust funded the acquisition from its cash reserves as well as by utilizing a draw upon its line of credit. The Technology Center property was 100% occupied at acquisition and is leased to two tenants.
The property is subject to a ground lease from the Industrial Development Board of the City of Huntsville. There are no rental payments due under the lease agreement through 2002. The lease provides for a purchase option on January 1, 2003 for approximately $50,000. Real estate taxes are abated during the term of the lease.

5.   MORTGAGE LOANS PAYABLE

     On August 29, 1997, the Trust executed a nonrecourse first mortgage loan collateralized by the Butterfield Office Plaza. The loan, in the amount of $10,000,000, bears interest at a fixed rate of 7.67% per annum, matures on September 1, 2004 and requires monthly payments of principal and interest based upon a thirty year amortization schedule with a balloon payment of approximately $9,206,000 due upon maturity. The net loan proceeds after loan costs were utilized to reduce borrowing under the Trust's Amended Line of Credit with American National Bank in the amount of $9,945,000. See Note 2 for further details.

6.   DISPOSITION OF INVESTMENT IN REAL ESTATE

HALLMARK VILLAGE APARTMENTS

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price of approximately $6,000,000. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6,500,000, after credits allowed to the purchaser at closing. The Trust and its subsidiary received net sales proceeds of approximately $6,142,000 of which a portion was used to pay down the Trust's revolving line of credit (see Note 2 above for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

7.   DISPOSITION OF INVESTMENT IN REAL ESTATE VENTURE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On September 5, 1992, the Trust and BSLFII executed a formal joint venture agreement (the "Venture").

The Trust had a 53% interest in the Venture while BSLFII owned the remaining 47%. This property consists of 36,100 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building known as the Victor Building.

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

    On July 29, 1997, the Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9,000,000. The Trust received net sales proceeds of approximately $4,489,000 and recognized a gain on disposition of approximately $134,000. As of July 29, 1997, the Trust has no further ownership interest in the H Street Assemblage property.

8.  DISPOSITION OF PARTNERSHIP INTEREST

COLONIAL COURTS OF WESTLAND APARTMENTS

     On June 17, 1993, BSRT Colonial Courts Limited Partnership, a limited partnership consisting of the Trust, a subsidiary of the Trust and PHC General Partnership ("PHC"), acquired the Colonial Courts of Westland Apartments (the "Colonial Courts" property) located in Columbus, Ohio for a purchase price of approximately $3,698,000. The Trust and its subsidiary held a 75% ownership interest and PHC held the remaining 25% ownership interest. On September 25, 1997, the Trust sold its 75% interest in the Colonial Courts property to Colonial L.L.C., an entity affiliated with PHC.

The Trust received net cash sales proceeds of approximately $885,000, after credits allowed to Colonial L.L.C. at closing. Additionally, upon closing the Trust received a distribution of its percentage ownership interest in the Partnership's cash reserves in the amount of $335,000, which, when added to net closing proceeds, results in a total payment to the Trust of $1.2 million. The sale resulted in the Trust's recognition of a gain on disposition of approximately $938,000. As of September 25, 1997, the Trust has no further interest in the Colonial Courts property or BSRT Colonial Courts Limited Partnership.

9.   OMNIBUS STOCK AND INCENTIVE PLAN

     On May 14, 1997, the Board of Trustees (the "Board") adopted and on July 8, 1997, the shareholders of the Trust approved, the 1997 Omnibus Stock and Incentive Plan (the "Plan") which allows the Trust to make stock-based awards as part of its employee and Trustee compensation program. Under the Plan, the Trust is authorized to issue up to one million shares of the Trust's beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units.

     Under the Plan, each person serving as a Trustee on the tenth business day after the final adjournment of the Trust's annual meeting will receive options to acquire 2,000 shares. Stock options granted to the Trustees will vest and be exercisable in installments as follows: (i) 50% of the number of shares commencing on the first anniversary of the date of grant; and (ii) the remainder commencing on the second anniversary of the date of grant. On July 22, 1997, each of the three Trustees received options to acquire 2,000 shares at $4.50 per share (the closing price on the day of the grant of the options).

     The Board administers the Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On July 8, 1997, the Board granted initial options to purchase a total of 41,000 shares at an exercise price of $4.08 per share (the closing price on the day of the grant of the options) to various executives and employees of the Trust exclusive of Leonard G. Levine, who receives performance based compensation pursuant to his Employment Agreement. Pursuant to the terms of the Plan, options for all shares granted under the Plan to executives and employees will generally be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

10.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the Trust's Shares issuable pursuant to its Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of the shares registered in their names and (ii) make cash investments of not less than $5.00 per investment nor more than $120,000 per calendar year. Shares purchased pursuant to the DRIP Plan will be issued directly by the Trust at either (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions or
(ii) 100% of the aforementioned average closing price in the case of cash investments. For the nine months ended September 30, 1997, the Trust issued 521, 38,079 and 4,554 shares of beneficial interest at $4.08, $4.55, and $5.31 per share, respectively, pursuant to the DRIP Plan.

11.  AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

     Pursuant to the March 19, 1997 Amendment and the September 3, 1997 Second Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, and in accordance with the shareholder approval which was received at the Trust's July 8, 1997 annual meeting, all incentive compensation earned by Mr. Levine on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal years ended December 31, 1996 and 1997 has been paid in shares of the Trust's stock ("Award Shares").

     On July 9, 1997, the Trust issued 95,635 Award Shares effective retroactively to March 15, 1997 to Mr. Levine, representing Mr. Levine's incentive compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). On September 4, 1997, the Trust issued 400,000 Award Shares representing final payment and settlement of Mr. Levine's compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1997 and for Cumulative Incentive Compensation for the period January 1, 1993 through December 31, 1997 (the "Final Award Shares"). Prior to the September 3, 1997 Amendment, Mr. Levine would have been entitled to receive shares in respect of additional compensation which would have been determined as of December 31, 1997 and issued no later than March 1998. The issuance of the Final Award Shares fixes the amount of compensation that the Trust has been accruing through December 31, 1997. The 95,635 Award Shares were valued at $4.125 per share, or $394,494. The 400,000 Final Award Shares were valued at $4.812 per share, or $1,924,800 of which $650,000 was expensed in 1996, and the balance will be ratably expensed during 1997. The 1996 Award Share price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ending December 31, 1996. The Final Award Shares price of $4.812 was based on the average closing price of the Trust's shares for the five business days ending August 31, 1997. The 1996 Award Shares and Final Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

     All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued for the fiscal year ended December 31, 1996 were held in escrow by the Trust, through the vesting date, September 29, 1997. Subsequent to that date, Mr. Levine became fully vested and the Award Shares may immediately be transferred or pledged or are otherwise freely alienated in compliance with registration requirements of the federal and state securities laws or exemptions therefrom.


12.   SUBSEQUENT EVENTS

     DIVIDEND AND DISTRIBUTIONS PAID

     On October 1, 1997, the Trust declared a cash distribution for the quarter ended September 30, 1997 of $0.10 per share payable November 20, 1997 to shareholders of record on October 21, 1997.

     SHARE PURCHASE AGREEMENT AND CONVERTIBLE TERM LOAN AGREEMENT

     On October 14, 1997, the Trust entered into a Share Purchase Agreement (the "Agreement") with a group of purchasers (the "Purchasers") related to Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens"). The Agreement provided for the sale and issuance by the Trust of 2,192,501 shares of beneficial interest at $5.00 per share to the Purchasers. The sale of the shares of beneficial interest resulted in the Trust's receipt of approximately $10,000,000 in cash proceeds, net of brokerage commission and closing costs, which proceeds were used to repay existing indebtedness and for general working capital. The proceeds will further be utilized for the acquisition of additional real estate property interests. The shares are included for quotation on the NASDAQ National Market System but have not been registered under the Securities Act of 1933, as amended. In addition, with the execution of the Agreement, the Purchasers also extended an existing standstill agreement whereby the Purchasers agreed not to acquire any additional shares of beneficial interest of the Trust in the open market for a period of one year ending October 10, 1998.

     Simultaneously with the execution of the Agreement, the Trust also entered into a Convertible Term Loan Agreement (the "Morgens Loan Agreement") with the Purchasers as Lenders and Morgens, Waterfall, Vintiadis & Company, Inc., as Agent (collectively, the "Lenders") whereby the Lenders agreed to provide an unsecured convertible loan to the Trust in the amount of $20,000,000 of which $10,000,000 must be borrowed by March 31, 1998 and the remainder by October 14, 1998. Cash advances pursuant to the Morgens Loan Agreement must be in an amount not less than $1,000,000 with increments of $250,000 thereafter. Loan proceeds may be used by the Trust only for the purchase of real estate property interests. For real estate interests purchased using funds drawn pursuant to the Morgens Loan Agreement, the Trust is prohibited from borrowing in excess of 75% of the purchase price from third parties, exclusive of the Lenders. The Morgens Loan Agreement further requires that the Trust maintain a ratio of indebtedness to consolidated net worth of less than 3.00:1.00, a minimum consolidated net worth of greater than $52,500,000 and a debt coverage ratio of not less than 1.5:1.00. The terms include payment of interest only, quarterly on the last day of the calendar quarter, at 12% per annum. Upon the issuance of the loan commitment pursuant to the Morgens Loan Agreement, a loan fee of $200,000 was paid by the Trust. The Morgens Loan Agreement also provides for a loan fee of 2% of the outstanding loan balance to be paid on each anniversary of the closing and fee of 0.50% of the maximum loan balance outstanding at any time, payable upon repayment in full or final conversion of the loan (see below). Upon execution of the Loan Agreement, the Trust also paid a brokerage fee to Leveraged Equity Management, Inc. of $800,000. The loan has a maturity of September 30, 2002 with no prepayment of the loan permitted prior to September 30, 1999, although the loan may be accelerated by Morgens upon the sale of substantially all of the assets of the Trust.

     Under the terms of the Morgens Loan Agreement, the Trust is required to attempt to obtain shareholder approval of: (i) the issuance of preferred shares of beneficial interest; (ii) the issuance of in excess of 19.9% of the common shares of beneficial interest through direct sale or conversion from unsecured indebtedness under the Morgens Loan Agreement or preferred shares and (iii) amendments to the Declaration of Trust to authorize the Trust to issue preferred shares and to change the life of the Trust from finite to perpetual. It is currently anticipated that these issues will be submitted for a vote to the shareholders during the next six to nine months.

     At any time after shareholder approval and until September 30, 2002 (or if the Trust gives notice to pre-pay the loan, then for thirty days following receipt of that notice), the Lenders can convert all or part of their debt (but not less than $1,000,000 at any one time unless the total debt is less than $1,000,000) to preferred stock at a conversion price of $100 per share or to Common Stock at a conversion price of $5.15 per share.

Preferred shares are further convertible to common shares at a price of $5.15 per share. The convertible preferred shares will be entitled to receive, upon declaration by the Trust's Board of Trustees, cash distributions at an annual rate of 10% per annum calculated on their stated value. Distributions on preferred shares will be cumulative from the date of issuance whether or not there are funds legally available for the payment thereof. Finally, for thirty days after expiration of the loan commitment under the Morgens Loan Agreement, the Lenders may purchase preferred shares to the extent that any part of the $20,000,000 loan is not then outstanding. Prior to shareholder approval, the Lenders may also convert loans outstanding under the Morgens Loan Agreement to Common Stock at any time, if that conversion will not cause total shareholdings of the Lenders to exceed 19.9% of the issued and outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust, is a Massachusetts business trust. The Trust is a diversified real estate investment trust that focuses on industrial, suburban office and apartment properties throughout the country, where management sees strong local economies and investment opportunities. As of September 30, 1997, the Trust's portfolio contained twenty-one properties, which are located chiefly in the Midwest and the Southeast United States. The Trust's current business plan is to invest its cash equivalents and cash proceeds generated by financing secured by existing property interests into additional real estate assets and to manage these real estate assets in a manner which will increase the Trust's cash flow over time.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1997 and December 31, 1996 was $4,343,253 and $3,805,260, respectively. The increase in total cash and cash equivalents of $537,993 is due to $5,857,106 of cash provided from operating activities and $39,824,338 of cash provided by financing activities which exceed the $45,143,451 of cash used in investing activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by $1,699,775 for the nine months ended September 30, 1997 to $5,857,106 from $4,157,331 for the same period in 1996 due primarily to the Trust's acquisitions of nine real estate assets in the first nine months of 1997. (See below for detail.) See Results of Operations below for further discussion of the operations of the Trust's real estate assets.

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash flow generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles ("GAAP"). The unique operating characteristic of a real estate company is that in accordance with GAAP, it is required to record depreciation and amortization related to its real estate assets while in fact these assets generally appreciate in value. As a result of this, the National Association of Real Estate Investment Trusts ("NAREIT") industry has adopted a standard which it believes more accurately reflects operating property performance. Funds From Operations ("FFO") is defined by NAREIT as net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust cautions shareholders that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Trust may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to be a measure of the cash generated by a

REIT nor the REIT's capacity to pay distributions. However, a REIT's distribution may be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distribution to net operating income.

     For the nine months ended September 30, 1997 and 1996, the Trust's operations generated FFO of $3,843,556 and $2,933,266, respectively. FFO increased for the nine months ended September 30, 1997 primarily from the effect of the Trust's property acquisitions in mid-1996 and 1997. For the three months ended September 30, 1997 and 1996, the Trust's operations generated FFO of $1,543,529 and $914,759, respectively.

     FFO for the nine months ended September 30, 1997 and 1996 is calculated as follows:

                                              1997           1996
                                           ----------    ----------

Net Income . . . . . . . . . . . . . . . . $2,578,071    $1,304,807

Plus:
  Depreciation expense . . . . . . . . . .  2,360,823     1,702,221
  Depreciation included in
    Operations of Real Estate
    Ventures . . . . . . . . . . . . . . .     15,238        22,856
  Lease Commission Amortization. . . . . .    140,199        58,671

Less:
  Minority Interest Share of
    Depreciation Expense . . . . . . . . .   (197,578)     (163,491)
  Minority Interest Share of
    Lease Commission
    Amortization . . . . . . . . . . . . .    (15,051)       (7,739)
    Other . . . . . . . . . . . . . .. . .       --         (14,059)

Franchise Tax Fees Accrued . . . . . . . .     37,500        30,000

Gain on Disposition of
  Investment in Real Estate. . . . . . . . (1,075,646)        --
                                           ----------    ----------
Funds From Operations. . . . . . . . . . . $3,843,556    $2,933,266
                                           ==========    ==========

     Cash Flows From Investing Activities: During the nine months ended September 30, 1997, the Trust utilized $45,143,451 from investing activities compared to utilizing $1,457,727 from investing activities for the same period in 1996. Cash flow was utilized during the nine months ended September 30, 1997 to acquire the Phoenix Business Park property in January 1997, the Butterfield Office Plaza in April 1997, the four Oklahoma apartment complexes in May 1997, the Southlake Corporate Center in July 1997 and the University Square Business Center and Technology Center in August 1997 for an aggregate use of cash from investing activities of approximately $55.9 million. In addition, The Trust used cash to make capital improvements at its various properties in the amount of approximately $1,844,000 during the same nine month period in 1997. These outflows of cash were partially offset by the $6,142,000 in proceeds received from the March 11, 1997 sale of the Trust's interest in the Hallmark Village property, approximately $5,457,000 received from the sale of the H Street Assemblage land parcel and the Victor Building during the second and third quarters of 1997 and approximately $885,000 received from the September 25, 1997 sale of its interest in the Colonial Courts Apartments. During the same period in 1996, the Trust acquired the Midwest Office Center property for approximately $5,022,000, made capital improvements of approximately $1,439,000 and paid approximately $315,000 of liabilities assumed at the acquisition of various real estate assets.
These outflows of cash for the nine months ended September 30, 1996 were offset by the receipt of approximately $5,440,000 as a result of the sale of the Trust's interest in the Karfad Loan Portfolio. See below for further discussion of the assets purchased or sold during 1997.

     On January 15, 1997, the Trust acquired a 100% fee ownership interest in a three-building office/industrial complex known as Phoenix Business Park located in northeast Atlanta, Georgia, for a purchase price of approximately $5,494,000. At acquisition, the Trust assumed liabilities of approximately $33,000. The three buildings contain approximately 110,600 square feet of gross leasable area. The Phoenix Business Park property was constructed in 1979 and was 100% occupied with thirteen tenants at the time of acquisition. The Trust funded the acquisition price by making a draw upon its line of credit. The Phoenix Business Park property serves as collateral for the Trust's Amended Line with American National Bank of Chicago and Trust Company ("ANB"). (See below for further details.)

     On September 28, 1993, BSRT Hallmark Village Limited Partnership, ("BHVLP"), a limited partnership consisting of the Trust, a subsidiary of the Trust and HVA General Partnership, acquired the Hallmark Village Apartments for a purchase price of approximately $6,000,000. On March 11, 1997, BHLVLP sold the Hallmark property to an unaffiliated third party for a sales price of approximately $6.5 million, after credits allowed to the purchaser at closing. The Trust and its subsidiary received net sales proceeds of approximately $6,142,000 of which a portion was used to pay down the Trust's revolving line of credit (See below for details). The Trust recognized a gain on disposition of approximately $3,800 as a result of the sale.

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

The Butterfield Office Plaza was constructed in 1974 and was 92% occupied with fifty tenants at the time of acquisition. The Trust funded the acquisition price by drawing upon its line of credit. On August 29, 1997, the Trust obtained a new financing from Allstate Life Insurance Company for Butterfield Office Plaza in the amount of $10,000,000, and repaid its borrowing under the Trust's Amended Line of Credit with American National Bank in the amount of $9,945,000.

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Woodrun Village Apartments (the "Woodrun property") located in Yukon, Oklahoma (approximately twenty miles south of Oklahoma City) for a purchase price of approximately $4,582,000. At acquisition, the Trust assumed liabilities of approximately $31,000, paid deferred financing costs of approximately $24,000 and funded approximately $22,000 into an escrow account for real estate taxes and insurance reserves. The Woodrun property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately eight acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Woodrun property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,622,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $901,000.

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

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Country Creek Apartments (the "Country Creek property") located in Oklahoma City, Oklahoma for a purchase price of approximately $7,487,000. At acquisition, the Trust assumed liabilities of approximately $59,000, paid deferred financing costs of approximately $36,000 and funded approximately $50,000 into an escrow account for real estate taxes and insurance reserves. The Country Creek property was built in 1985 and consists of 320 rental units in twenty buildings and one clubhouse on a total of approximately twelve acres of land. The unit mix is 240 one-bedroom units and eighty two-bedroom units. The Country Creek property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds with an outstanding principal balance totaling approximately $5,931,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $1,509,000.

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

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Willowpark Apartments (the "Willowpark property") located in Lawton, Oklahoma (approximately ninety miles southwest of Oklahoma City) for a purchase price of approximately $4,470,000. At acquisition, the Trust assumed liabilities of approximately $28,000, paid deferred financing costs of approximately $23,000 and funded approximately $20,000 into an escrow account for real estate taxes and insurance reserves. The Willowpark property was built in 1985 and consists of 160 rental units in ten buildings and one clubhouse on a total of approximately six acres of land. The unit mix is 120 one-bedroom units and forty two-bedroom units. The Willowpark property is 98% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,533,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $878,000.

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

     On May 22, 1997, the Trust acquired a 100% fee ownership interest in a garden style apartment complex known as Winchester Apartments (the "Winchester property") located in Oklahoma City, Oklahoma for a purchase price of approximately $4,506,000. At acquisition, the Trust assumed liabilities of approximately $30,000, paid deferred financing costs of approximately $24,000 and funded approximately $23,000 into an escrow account for real estate taxes and insurance reserves. The Winchester property was built in 1985 and consists of 192 rental units in twelve buildings and one clubhouse on a total of approximately seven acres of land. The unit mix is 144 one-bedroom units and forty-eight two-bedroom units. The Winchester property is 99% occupied as of September 30, 1997. The Trust utilized approximately $74,000 of cash reserves for the acquisition and assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds, with an outstanding principal balance totaling approximately $3,563,000. The remaining balance of the acquisition price was provided for by a draw upon the Trust's line of credit in the amount of approximately $886,000.

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

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"). On June 5, 1992, the Trust and BSLFII executed a formal joint venture agreement (the "Venture"). The Trust had a 53% interest in the Venture while BSLFII owned the remaining 47%. This property consists of 36,100 square feet of undeveloped land in downtown Washington D.C. plus an approximately 55,900 square foot office building known as the Victor Building.

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

    On July 29, 1997, the Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9,000,000. The Trust received net sales proceeds of approximately $4,489,000 and recognized a gain on disposition of approximately $134,000. As of July 29, 1997, the Trust has no further ownership interest in the H Street Assemblage property.

     On July 30, 1997, the Trust acquired a 100% fee ownership interest of a three-story office building known as Southlake Corporate Center located in Morrow, Georgia for a purchase price of $4,450,000. The building contains approximately 56,200 square feet of gross leasable area and was 100% occupied with sixteen tenants upon acquisition. The Southlake Corporate Center was constructed in 1989 and is situated on approximately three acres of land. At acquisition, the Trust assumed liabilities of approximately $35,000. The Trust funded the acquisition by utilizing a draw upon its line of credit.

     On August 26, 1997, the Trust acquired a 100% fee ownership interest of the University Square Business Center located in Huntsville, Alabama. The property consists of six one-story buildings totaling approximately 184,700 square feet of gross leasable area. The buildings were constructed from 1984 through 1987. The property was acquired by the Trust for a purchase price of approximately $7,300,000 and the Trust also assumed approximately $131,000 of trade liabilities at acquisition. In addition, at acquisition, the Trust assumed an existing mortgage loan with an outstanding principal balance of approximately $4,963,000. The mortgage loan matures in January 2007, bears interest at a fixed rate of 8.89% per annum and requires monthly payments of principal and interest based upon a twenty-five year amortization schedule with a balloon payment of approximately $3,989,000 due upon maturity. The Trust funded the balance of the acquisition price by utilizing a draw upon its line of credit. The property was 91% occupied with 57 tenants upon acquisition.

     On August 26, 1997, the Trust acquired a 100% ground lessee's interest in the Technology Center located in Huntsville, Alabama. The property consists of a three-story office building containing approximately 48,500 square feet of gross leasable area. The Technology Center was constructed in 1990. The property was acquired for a purchase of approximately $2,500,000. The Trust funded the acquisition from its cash reserves as well as by utilizing a draw upon its line of credit. The Technology Center property was 100% occupied at acquisition and is leased to two tenants.
The property is subject to a ground lease from the Industrial Development Board of the City of Huntsville. There are no rental payments due under the lease agreement through 2002. The lease provides for a purchase option on January 1, 2003 for approximately $50,000. Real estate taxes are abated during the term of the lease.

     On June 17, 1993, BSRT Colonial Courts Limited Partnership, a limited partnership consisting of the Trust, a subsidiary of the Trust and PHC General Partnership ("PHC"), acquired the Colonial Courts of Westland Apartments (the "Colonial Courts" property) located in Columbus, Ohio for a purchase price of approximately $3,698,000. The Trust and its subsidiary held a 75% ownership interest and PHC holds the remaining 25% ownership interest. On September 25, 1997, the Trust sold its 75% interest in the Colonial Courts property to Colonial L.L.C., an entity affiliated with PHC.

The Trust received net cash sales proceeds of approximately $885,000, after credit allowed to Colonial L.L.C. at property closing. Additionally, upon closing, the Trust received a distribution of its percentage ownership interest in the Partnership's cash reserves in the amount of $335,000, which, when added to net closing proceeds, results in a total payment to the Trust of $1.2 million. The sale resulted in the Trust's recognition of a gain on disposition of approximately $938,000. As of September 25, 1997, the Trust has no further interest in the Colonial Courts property or BSRT Colonial Courts Limited Partnership.

     Cash Flows From Financing Activities: For the nine months ended September 30, 1997, the Trust generated cash flow from financing activities of $39,824,338 compared to utilizing $3,616,874 for the same period in 1996. The cash flow provided by financing activities for the nine months ended September 30, 1997 was primarily due to the receipt of approximately $65,386,000 of proceeds from mortgage loans and bonds payable, which represents draws upon the Trust's line of credit with ANB primarily used to purchase the Phoenix Business Park property, the Butterfield Office Plaza, the Oklahoma Apartment Portfolio, Southlake Corporate Center, University Square Business Center and Technology Center for approximately $33.8 million (see below for details), the assumption of approximately $16.6 million of bonds payable pursuant to the acquisitions of the Oklahoma Apartment Portfolio, the assumption of an approximately $5.0 million first mortgage collateralized by the University Square Business Center and refinancing of Butterfield Office Plaza pursuant to a $10,000,000 first mortgage loan collateralized by the property. The net cash proceeds received from the Butterfield Office Plaza refinancing were utilized to pay down the Trust's line of credit with ANB in the amount of approximately $9,945,000 as described below. Partially offsetting these sources was the payment of principal on bonds and mortgage loans in the amount of approximately $21,604,000, $21,115,000 of which represents payments against the Trust's line of credit as follows: (i) $5,720,000 as a result of the sales proceeds received from the Hallmark property sale in March 1997; (ii) $5,450,000 as a result of the H Street Assemblage property sales proceeds received in March and July 1997; (iii) $9,945,000 as a result of the Butterfield Office Plaza refinancing and the balance representing principal payments in respect to other bonds and mortgage loans. In addition, the Trust paid distributions aggregating approximately $3,163,000 and paid approximately $577,000 of deferred financing costs. The cash flow used for financing activities for the nine months ended September 30, 1996 was primarily for principal payments on mortgage loans in the amount of approximately $11.2 million, $10.9 million of which represented a paydown of the Trust's line of credit and the balance represented principal payments of other mortgage loans. In addition, the Trust paid $636,983 of deferred financing costs and paid distributions to shareholders of approximately $3.1 million. Offsetting these uses was the receipt of approximately $11.5 million of proceeds from mortgage loans payable, approximately $7.3 million of which consisted of proceeds from a first mortgage loan on the Woodcrest property, approximately $3.3 million of which consisted of proceeds from a first mortgage loan on the Midwest property and the balance of which was drawn upon the Trust's line of credit. During the period, the Trust also executed a first mortgage loan collateralized by the Florida Power and Light building in the amount of $6.2 million and utilized these proceeds to reduce its borrowing on its line of credit.

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the Trust's Shares issuable pursuant to its Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of the shares registered in their names and (ii) make cash investments of not less than $5.00 per investment nor more than $120,000 per calendar year. Shares purchased pursuant to the DRIP Plan will be issued directly by the Trust at either (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions or
(ii) 100% of the aforementioned average closing price in the case of cash investments. For the nine months ended September 30, 1997, the Trust issued 521, 38,079 and 4,554 shares of beneficial interest at $4.08, 4.55, and 5.31 per share, respectively, pursuant to the DRIP Plan.

     On April 29, 1997, the Trust modified its loan agreement which provides for a revolving line of credit with American National Bank of Chicago and Trust Company ("ANB") in the amount of $30,000,000, as modified (the "Amended Line"). Pursuant to the Amended Line, the term was extended from May 31, 1997 to November 30, 1997 and on November 13, 1997 the Trust exercised its option to extend for an additional six months until May 31, 1998. Upon expiration, the Amended Line will convert to a one year, interest only, term loan. The Trust paid the bank a one time extension fee of $87,500 at the closing of the Amended Line and paid an additional $37,500 upon exercising the option to extend the term for six months. As of December 31, 1996, the Trust had utilized approximately $8,400,000 under the line of credit. On January 15, 1997, the Trust borrowed $5,500,000 under the line of credit for the acquisition of the Phoenix Business Park property. On February 19, 1997, the Trust borrowed $1,200,000 under the line of credit for general corporate needs of the Trust. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments ("Hallmark"). (See above for details). On March 19, 1997, the Trust used a portion of its share of the Hallmark net sales proceeds to pay down $5,720,000 of the line of credit. On April 30, 1997, the Trust borrowed $14,400,000 under the Amended Line for the acquisition of the Butterfield Office Plaza property. On May 22, 1997, the Trust borrowed $4,180,000 under the Amended Line primarily for the acquisition of the four apartment complexes located in Oklahoma. On July 30 and August 26, 1997, the Trust borrowed $4,450,000, $2,475,000 and $565,000 under the Amended Line primarily for the acquisition of the Southlake Corporate Center, University Square Business Center and Technology Center properties, respectively. On September 5, 1997, the Trust borrowed $1,000,000 under the Amended Line for general corporate needs of the Trust and to replenish cash reserves utilized pursuant to the August property acquisitions (See above for further detail regarding the Trust's 1997 acquisitions). On April 18, 1997, the Trust paid down $1,000,000 of the Amended Line with funds resulting primarily from the March 20, 1997 sale of a portion of the H Street Assemblage. On July 29, 1997, the Trust paid down $4,450,000 of the Amended Line with funds resulting primarily from the July 29, 1997 sale of the remaining portion of the H Street Assemblage. On August 29, 1997, the Trust paid down $9,945,000 of the Amended Line from loan proceeds received pursuant to its mortgage refinancing of the Butterfield Office Plaza property. See Results of Operations below for further details.

     As a result of the above transactions, as of September 30, 1997, the Trust had an outstanding balance of $21,055,000 of the $30,000,000 available under the Amended Line.

     The Trust expects to fund its future liquidity needs with the cash flow obtained from its operating properties, cash proceeds derived from mortgage financing either on a long term basis or utilizing the Amended Line secured by certain of the Trust's properties which serve as collateral for the Amended Line (Colonial Penn Building, Phoenix Business Park, Lexington Business Center, Newtown Distribution Center, Southlake Corporate Center and Technology Center properties), interest earned on the Trust's short-term investments and the receipt of funds pursuant to the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). See Liquidity and Capital Resources for further details regarding the Plan.
The Trust believes that these sources, as well as the Trust's cash and cash equivalents, are sufficient to meet the Trust's reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.

     The Trust's ability to make future distributions at levels per share consistent with historical per share distributions to its shareholders is dependent upon, among other things: (i) sustaining the operating performance of its existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where the Trust's properties are located reflected in changes in base rents attributable to new or replacement leases; (ii) the Trust's level of operating expenses and (iii) the operating performance of future acquisitions. The continuation of the Trust's acquisition of real estate assets is dependent upon its ability to
(i) reinvest proceeds, including gains as a result of appreciation in value, from the disposition of selective properties in the Trust's portfolio; (ii) borrow cash proceeds from mortgage financing either on a long-term basis or utilizing the Amended Line and (iii) access additional sources of acquisition capital in order to continue to grow.

RESULTS OF OPERATIONS

     At September 30, 1997, the Trust owned seven industrial complexes aggregating 1,361,100 square feet of gross leasable area, four apartment complexes consisting of an aggregate 864 units, nine commercial office properties consisting of 1,106,000 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. On April 18 and November 19, 1996, the Trust acquired interests in the Midwest Office Center and 6901 Riverport Drive properties, respectively. During June and July of 1996, the Trust sold its interest in the Karfad loan portfolio to an unaffiliated third party. During the nine months ended September 30, 1997, the Trust acquired an ownership interest in the Phoenix Business Park, Butterfield Office Plaza, the entire interest in the Oklahoma Apartment Portfolio, Southlake Corporate Center, University Square Business Center, and Technology Center properties. On March 11, 1997, the Trust sold its interest in the Hallmark Village Apartments property. On March 20, 1997 and July 29, 1997, the H Street Venture, a partnership between the Trust and Banyan Strategic Land Fund II owning the H Street Assemblage, sold the entire interest in the property. In addition, on September 25, 1997, the Trust sold its interest in the
Colonial Courts Apartments property.   For further discussion regarding the
assets purchased or sold during the first nine months of 1997, see Liquidity and Capital Resources above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased by approximately $2,708,000 or 36.9% from $7,330,696 in 1996 to $10,038,816 in 1997. The
Trust's acquisitions during 1996 and 1997 described above accounted for approximately $2,920,000 of this increase during the first nine months of

1997. Negatively impacting this increase was the elimination of approximately $442,000 in interest income and amortized discount on mortgage loans realized during 1996 on the Karfad loans and approximately $199,000 decrease due to properties sold in 1997. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $4,613,000 or 29.0% to $20,515,558 from $15,902,372, due primarily to the acquisition and sale of certain properties after January 1, 1996 which, when combined, accounted for approximately $4,129,000 or 89.5% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the nine months ended September 30, 1997, with the results of operations of the same real estate assets owned during the nine months ended September 30, 1996), total property revenues increased by approximately $934,000 or 7.5% to $13,351,958 from $12,417,534. This increase in same store properties is due in part to an increase in total revenue at the Trust's Lexington property of approximately $310,000 as a result of a new lease signed in 1996 for approximately 46,900 square feet of gross leasable area.

In addition, operating costs reimbursements increased by approximately $222,000. The remainder of the increase is due to an increase in weighted average occupancy and an increase in rental rates. Partially offsetting these increases in total revenues was a decrease in interest and amortized discount on mortgage loan of approximately $442,000 and a decrease in income on investments of approximately $9,000.

     Total operating expenses which include Operating Property Expenses, Repairs and Maintenance, Real Estate Taxes and Ground Lease Expense, increased by approximately $1,174,000 to $7,878,865 from $6,705,117 due primarily to the 1996 and 1997 acquisitions mentioned above, net of properties sold, which accounted for approximately $874,000 or 74.4% of this increase. The same store properties accounted for approximately $300,000 or 25.6% of the increase.

     Interest expense increased by approximately $1,673,000 primarily due to additional loans obtained to finance new acquisitions.

     The total increase in depreciation and amortization of approximately $740,000 consists of an increase of approximately $206,000 for a "same-store" properties, and approximately $534,000 for new properties, net of properties sold. The increase for same store properties relates to additional improvements and lease commissions paid for these properties.

     An increase in amortization of deferred loan fees and financing costs of approximately $175,000 relates primarily to costs of obtaining new loans to finance new acquisitions.

     Total general and administrative expenses increased by approximately $640,000 due to higher legal fees and payroll costs due to additional staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio and an increase in incentive compensation earned by Mr. Levine, the Trust's president, reflecting an increase in estimated unrealized gain on the Trust's assets.

     During the nine months ended September 30, 1997, the Trust realized net income from the operation of real estate venture of $37,126 compared to a net loss of ($77,365) for the same period in 1996. The net income from operations of real estate venture for the nine months ended September 30, 1997 represents the income realized from the Trust's 53% interest in the real estate venture known as the H Street Venture. The H Street Venture owned a 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of $1,680,000. GSA also paid the H Street Venture $150,000 as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net proceeds of approximately $1,827,000, of which approximately $968,000 was distributed to the Trust. The Trust recognized no gain or loss on this sale. The H Street Venture obtained all required approvals from various governmental agencies for the modifications necessary to the existing approved design for the proposed building on the H Street Venture's remaining property that had been necessitated by this sale. On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9,000,000. The Trust received net sales proceeds of approximately $4,489,000 and recognized a gain on disposition of approximately $134,000. The sales proceeds generated as a result of this sale will be used to acquire new real estate investments.

     Pursuant to the March 19, 1997 Amendment and the September 3, 1997 Second Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, and in accordance with the shareholder approval which was received at the Trust's July 8, 1997 annual meeting, all incentive compensation earned by Mr. Levine on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal years ended December 31, 1996 and 1997 has been paid in shares of the Trust's stock ("Award Shares").

     On July 9, 1997, the Trust issued 95,635 Award Shares effective retroactively to March 15, 1997 to Mr. Levine, representing Mr. Levine's incentive compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). On September 4, 1997, the Trust issued 400,000 Award Shares representing final payment and settlement of Mr. Levine's compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1997 and for Cumulative Incentive Compensation for the period January 1, 1993 through December 31, 1997 (the "Final Award Shares"). Prior to the September 3, 1997 Amendment, Mr. Levine would have been entitled to receive shares in respect of additional compensation which would have been determined as of December 31, 1997 and issued no later than March 1998. The issuance of the Final Award Shares fixes the amount of compensation that the Trust has been accruing through December 31, 1997. The 95,635 Award Shares were valued at $4.125 per share, or $394,494. The 400,000 Final Award Shares were valued at $4.812 per share, or $1,924,800 of which $650,000 was expensed in 1996, and the balance will be ratably expensed during 1997. The 1996 Award Share price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ending December 31, 1996. The Final Award Shares price of $4.812 was based on the average closing price of the Trust's shares for the five business days ending August 31, 1997. The 1996 Award Shares and Final Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

     All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued for the fiscal year ended December 31, 1996 were held in escrow by the Trust, through the vesting date, September 29, 1997. Subsequent to that date, Mr. Levine became fully vested and the Award Shares may immediately be transferred or pledged or are otherwise freely alienated in compliance with registration requirements of the federal and state securities laws or exemptions therefrom.

     The factors discussed above resulted in consolidated net income of $2,578,071 or $0.24 per share for the nine months ended September 30, 1997 as compared to consolidated net income of $1,304,807 or $0.12 per share for the nine months ended September 30, 1996.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Real estate net operating income before interest expense (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased from $2,310,748 in 1996 to $3,895,249 in 1997 or by approximately $1,585,000. The Trust's acquisitions during 1996 and 1997 described above, net of dispositions, accounted for approximately $1,523,000 of this increase during 1997. Negatively impacting this increase was the elimination of approximately $86,000 in interest income and amortized discount on mortgage loans which resulted from the sale of the Karfad loans during 1996 as described above. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $2,590,000 or 49% to $7,875,130 from $5,284,942 due primarily to the acquisition of certain properties after January 1, 1996, net of properties sold, accounting for approximately $2,303,000 or 88.9% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the three months ended September 30, 1997, with the results of operations of the same real estate assets owned during the three months ended September 30, 1996), total property revenues increased by approximately $385,000 or 8.9% to $4,707,362 from $4,322,178. This increase in same store properties is due in part to an increase in total revenue at the Trust's Lexington property of approximately $98,000 as a result of a new lease signed in 1996 for approximately 46,900 square feet of gross leasable area. The remainder of the increase is mainly due to an increase in operating costs reimbursements.

     Total operating expenses increased by approximately $687,000 or 29.6% to $3,005,677 from $2,318,655 due primarily to the 1996 and 1997 acquisitions mentioned above, net of properties sold, which accounted for approximately $522,000 or 76.0% of this increase. The same store properties accounted for approximately $165,000 or 24.0% of this increase.

     Interest expense increased by approximately $881,000 primarily due to financing of new acquisitions.

     Depreciation and amortization expenses increased by approximately $331,000. The same store properties accounted for approximately $76,000 of this increase, with the remaining increase of approximately $255,000 relating to new acquisitions, net of properties sold.

     General and administrative expenses increased by approximately $254,000 due primarily to an increase in the incentive compensation earned by Mr. Levine, the Trust's president, reflecting an increase in estimated unrealized gain on the Trust's real estate assets, and an increase in legal fees and payroll costs due to staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio.

     The factors discussed above resulted in consolidated net income of $1,730,473 or $0.16 per share for the three months ended September 30, 1997 as compared to consolidated net income of $360,654 or $0.03 per share for the three months ended September 30, 1996.

     The Trust paid distributions equal to $0.10 per share on August 20, 1997 and August 20, 1996 each for the second quarter of 1997 and 1996, respectively. On October 7, 1997, the Trust declared a cash distribution for the third quarter of 1997 of $0.10 per share payable November 20, 1997 to shareholders of record on October 21, 1997.

FACTORS AFFECTING THE TRUST'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     GENERAL FACTORS AFFECTING SHARE PRICE. The market price of the Trust's Shares may fluctuate in response to a variety of factors, including but not limited to: (i) variations in the Trust's quarterly operating results including changes in FFO; (ii) the gain or loss of tenants at Trust properties; (iii) general risks, changes or trends in the real estate industry; (iv) increased competition with other entities or persons engaged in the same business; (v) legislative or regulatory changes; and (vi) a change in management of the Trust. In addition, the stock market has in the past experienced extreme price and volume fluctuations which have affected the market price of securities of companies for reasons frequently unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Shares.

     FACTORS AFFECTING OPERATING RESULTS. In addition to the factors discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors may affect the Trust's liquidity and capital resources as well as results of operations including but not limited to: (i) the Trust's ability to secure mortgage financing for its Colonial Penn Building, Lexington Business Court, Newtown Distribution Center, Phoenix Business Park, Southlake Corporate Center and Technology Center properties on terms acceptable to the Trust; (ii) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (iii) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn Building, Florida Power and Light Building, Woodcrest Office Park, 6901 Riverport Drive and Technology Center properties; (iv) ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases since approximately 20% of the tenant leases at the Trust's properties are scheduled to expire by December 31, 1998; and (v) market conditions and rental rates where the Trust's properties are located.

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

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired seventeen of its properties since June 1995. The most recently acquired properties may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. It is also possible that the operating performance of the most recently acquired properties may decline under the Trust's management.

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

     CONCENTRATION OF TENANTS AT SIGNIFICANT PROPERTIES. At each of the Trust's Colonial Penn Building, Florida Power and Light Building, Riverport and Technology Center properties, one or two tenants occupy all or a substantial majority of the leased space. If one or more of the tenants at these properties were to default on its lease or file for bankruptcy or reorganization, the Trust's revenues could be reduced, particularly if the Trust were unable to re-lease the vacant space on comparable terms and conditions. Therefore, the bankruptcy or default by one of these tenants could have an adverse effect on the Trust's financial condition and results of operations.

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

     SUBSTANTIAL DEBT OBLIGATIONS. As of September 30, 1997, the Trust's indebtedness aggregated approximately $97,364,000 and the ratio of debt to net assets for the Trust was 67%. The Trust's ability to service its debts and other obligations when they become due depends on, among other things, the Trust's ability to secure additional capital and the properties' ability to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could lose the property securing these obligations, which would have a material adverse effect on the Trust's financial condition and results of operations.

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

SUBSEQUENT EVENT

     SHARE PURCHASE AGREEMENT AND CONVERTIBLE TERM LOAN AGREEMENT

     On October 14, 1997, the Trust entered into a Share Purchase Agreement (the "Agreement") with a group of purchasers (the "Purchasers") related to Morgens, Waterfall, Vintiadis & Company, Inc. ("Morgens"). The Agreement provided for the sale and issuance by the Trust of 2,192,501 shares of beneficial interest at $5.00 per share to the Purchasers. The sale of the shares of beneficial interest resulted in the Trust's receipt of approximately $10,000,000 in cash proceeds, net of brokerage commission and closing costs, which proceeds were used to repay existing indebtedness and for general working capital. The proceeds will further be utilized for the acquisition of additional real estate property interests. The shares are included for quotation on the NASDAQ National Market System but have not been registered under the Securities Act of 1933, as amended. In addition, with the execution of the Agreement, the Purchasers also extended an existing standstill agreement whereby the Purchasers agreed not to acquire any additional shares of beneficial interest of the Trust in the open market for a period of one year ending October 10, 1998.

     Simultaneously with the execution of the Agreement, the Trust also entered into a Convertible Term Loan Agreement (the "Morgens Loan Agreement") with the Purchasers as Lenders and Morgens, Waterfall, Vintiadis & Company, Inc., as Agent (collectively, the "Lenders") whereby the Lenders agreed to provide an unsecured convertible loan to the Trust in the amount of $20,000,000 of which $10,000,000 must be borrowed by March 31, 1998 and the remainder by October 14, 1998. Cash advances pursuant to the Morgens Loan Agreement must be in an amount not less than $1,000,000 with increments of $250,000 thereafter. Loan proceeds may be used by the Trust only for the purchase of real estate property interests. For real estate interests purchased using funds drawn pursuant to the Morgens Loan Agreement, the Trust is prohibited from borrowing in excess of 75% of the purchase price from third parties, exclusive of the Lenders. The Morgens Loan Agreement further requires that the Trust maintain a ratio of indebtedness to consolidated net worth of less than 3.00:1.00, a minimum consolidated net worth of greater than $52,500,000 and a debt coverage ratio of not less than 1.5:1.00. The terms include payment of interest only, quarterly on the last day of the calendar quarter, at 12% per annum. Upon the issuance of the loan commitment pursuant to the Morgens Loan Agreement, a loan fee of $200,000 was paid by the Trust. The Morgens Loan Agreement also provides for a loan fee of 2% of the outstanding loan balance to be paid on each anniversary of the closing and fee of 0.50% of the maximum loan balance outstanding at any time, payable upon repayment in full or final conversion of the loan (see below). Upon execution of the Loan Agreement, the Trust also paid a brokerage fee to Leveraged Equity Management, Inc. of $800,000. The loan has a maturity of September 30, 2002 with no prepayment of the loan permitted prior to September 30, 1999, although the loan may be accelerated by Morgens upon the sale of substantially all of the assets of the Trust.

     Under the terms of the Morgens Loan Agreement, the Trust is required to attempt to obtain shareholder approval of: (i) the issuance of preferred shares of beneficial interest; (ii) the issuance of in excess of 19.9% of the common shares of beneficial interest through direct sale or conversion from unsecured indebtedness under the Morgens Loan Agreement or preferred shares and (iii) amendments to the Declaration of Trust to authorize the Trust to issue preferred shares and to change the life of the Trust from finite to perpetual. It is currently anticipated that these issues will be submitted for a vote to the shareholders during the next six to nine months.

     At any time after shareholder approval and until September 30, 2002 (or if the Trust gives notice to pre-pay the loan, then for thirty days following receipt of that notice), the Lenders can convert all or part of their debt (but not less than $1,000,000 at any one time unless the total debt is less than $1,000,000) to preferred stock at a conversion price of $100 per share or to Common Stock at a conversion price of $5.15 per share.

Preferred shares are further convertible to common shares at a price of $5.15 per share. The convertible preferred shares will be entitled to receive, upon declaration by the Trust's Board of Trustees, cash distributions at an annual rate of 10% per annum calculated on their stated value. Distributions on preferred shares will be cumulative from the date of issuance whether or not there are funds legally available for the payment thereof. Finally, for thirty days after expiration of the loan commitment under the Morgens Loan Agreement, the Lenders may purchase preferred shares to the extent that any part of the $20,000,000 loan is not then outstanding. Prior to shareholder approval, the Lenders may also convert loans outstanding under the Morgens Loan Agreement to Common Stock at any time, if that conversion will not cause total shareholdings of the Lenders to exceed 19.9% of the issued and outstanding shares.


OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this report an expanded understanding of the properties owned as of September 30, 1997.

SUPPLEMENTAL INFORMATION
                                             BANYAN STRATEGIC REALTY TRUST
                                                PORTFOLIO SUMMARY AS OF
                                                  September 30, 1997
                                                                                                       Scheduled
                                                                                                         Lease
                                                                                                      Expirations
                                                                                                ----------------------
                                                                Net Carrying Value     Occu-    10/1-
                                                      Square    -------------------    pancy   12/31/            After
                                  Location           Footage     Dollars     Sq.Ft.      %       1997    1998     1998
                                  --------           -------   -----------   ------    -----     ----    ----    -----
INDUSTRIAL
Milwaukee Industrial
  Portfolio. . . . . . . . .  Milwaukee, Wisconsin   235,800   $ 5,660,000   $24.00      87%       5%     28%      54%
Elmhurst Metro Court . . . .  Elmhurst, Illinois     140,800     5,075,000    36.04      90%      13%     30%      47%
Willowbrook Court. . . . . .  Willowbrook, Illinois   84,300     3,841,000    45.56     100%       0%     55%      45%
Quantum Business Center. . .  Louisville, Kentucky   182,200     4,976,000    27.31      91%       8%     40%      43%
Riverport Industrial . . . .  Louisville, Kentucky   322,100     9,823,000    30.50     100%       0%      0%     100%
Lexington Business Center. .  Lexington, Kentucky    308,800     7,223,000    23.39      95%       0%      6%      89%
Newtown Distribution
  Center . . . . . . . . . .  Lexington, Kentucky     87,100     3,460,000    39.72      85%      38%     34%      13%
                                                   ---------   -----------   ------     ----     ----    ----     ----
        Sub-Total. . . . . .                       1,361,100    40,058,000    29.43      93%       6%     20%      67%
                                                   ---------   -----------   ------     ----     ----    ----     ----
OFFICE
Colonial Penn Insurance. . .  Tampa, Florida          79,200     7,906,000    99.82     100%       0%      0%     100%
Florida Power & Light. . . .  Sarasota, Florida       83,100     9,441,000   113.61      99%       0%      0%      99%
Woodcrest Office Park. . . .  Tallahassee, Florida   265,900    11,408,000    42.90      93%       4%     15%      74%
Midwest Office Center. . . .  Oakbrook, Illinois      77,000     5,072,000    65.87      96%      13%     14%      69%
Phoenix Business Center. . .  Atlanta, Georgia       110,600     5,446,000    49.24     100%       6%      7%      87%
Butterfield Office Plaza . .  Oak Brook, Illinois    200,800    15,050,000    74.95      93%       3%     12%      78%
Southlake Corporate Center.  Morrow, Georgia          56,200     4,455,000    79.27     100%       4%      8%      88%
University Square Business
 Center. . . . . . . . . . .  Huntsville, Alabama    184,700     7,314,000    39.60      90%      17%     22%      51%
Technology Center. . . . . .  Huntsville, Alabama     48,500     2,508,000    51.71     100%       0%      0%     100%
                                                   ---------   -----------   ------     ----     ----    ----     ----
        Sub-Total. . . . . .                       1,106,000    68,600,000    62.03      95%       6%     12%      77%
                                                   ---------   -----------   ------     ----     ----    ----     ----
RETAIL
Northlake Tower Festival
  Shopping Center. . . . . .  Atlanta, Georgia       321,800    16,847,000    52.35      99%       1%      1%      97%
                                                   ---------   -----------   ------     ----     ----    ----     ----
        Total/
          Weighted Average .                       2,788,800  $125,505,000   $45.00      95%       5%     15%      75%
                                                   =========  ============   ======     ====     ====    ====     ====


                                             BANYAN STRATEGIC REALTY TRUST
                                PORTFOLIO SUMMARY AS OF September 30, 1997 - CONTINUED

                                                                              Net Carrying Value
                                                           Residen-        -------------------------        Occu-
                                                            tial                                Per         pancy
                                   Location                 Units            Dollars           Unit           %
                                   --------                --------        -----------        ------        -----
RESIDENTIAL
-----------

Country Creek. . . . . . . .   Oklahoma City, Oklahoma          320          7,440,000        23,250          99%
Willowpark . . . . . . . . .   Lawton, Oklahoma                 160          4,441,000        27,756          98%
Winchester Run . . . . . . .   Oklahoma City, Oklahoma          192          4,476,000        23,313          99%
Woodrun Village. . . . . . .   Yukon, Oklahoma                  192          4,550,000        23,698          99%
                                                              -----       ------------       -------          ---

        Total/Weighted
          Average. . . . . .                                    864       $ 20,907,000       $24,198          99%
                                                              =====       ============       =======
                                                                                                              ---
        Portfolio Total. . .                                              $146,412,000                        95%
                                                                          ============                        ===


                         BANYAN STRATEGIC REALTY TRUST
               COMPARISON OF AVERAGE "IN PLACE" AND MARKET RENTS
                           AS OF September 30, 1997


                                                   AVERAGE          AVERAGE
                                     SQUARE       "IN PLACE"        MARKET
                                     FOOTAGE        BASE             BASE
                                     (NOTE 1)       RENTS            RENTS
                                     --------     ----------       --------
Industrial . . . . . . . . . .      1,335,700        $4.35          $ 4.49
Office . . . . . . . . . . . .      1,026,800         8.04            9.48
Retail . . . . . . . . . . . .        321,800         8.48           10.14
                                    ---------        -----          ------
     Total/
      Weighted Average . . . .      2,684,300        $6.26          $ 7.08
                                    =========        =====          ======


                                                    AVERAGE        AVERAGE
                                                  "IN PLACE"        MARKET
                                                     RENTS          RENTS
                                                   ---------       --------
                                     RESIDEN-
                                      TIAL          PER UNIT
PROPERTY TYPE                         UNITS         (NOTE 2)       PER UNIT
-------------                       ---------      ---------       --------

Residential. . . . . . . . . .            864           $386           $426


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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     1.  Shares of Beneficial Interest

  Date of     Shares      Price        Total Amount
   Sale        Sold      per Share         Sold            Notes
---------    -------     ---------     ------------       ---------

 07/09/96     95,635        $4.125         $394,494         (1),(5)
 09/03/97    400,000        $4.812       $1,924,800         (2),(5)

     2.  Option to Purchase Stock

Date of     Option for     Price per     Total Potential
Grant       (# shares)      Share            Amount          Notes
-------     ----------     ---------     ---------------   ----------

07/22/97       6,000         $ 4.50           $27,000         (3),(5)
07/09/97      41,000         $ 4.08          $167,280         (4),(5)

(1) The shares were issued in respect of incentive compensation earned by Leonard G. Levine, President of the Registrant, pursuant to the March 19, 1997 Amendment to his Second Amended and Restated Employment Agreement.

Twenty percent (20%) of the shares issued were held in escrow by the Registrant, through the vesting date, September 29, 1997.

(2) The shares were issued in respect of incentive compensation earned by Mr. Levine pursuant to the September 3, 1997 Second Amendment to his Second Amended and Restated Employment Agreement.

(3) Pursuant to the Omnibus Stock and Incentive Plan which was adopted by the Board of Trustees of the Registrant on May 14, 1997 and approved by the shareholders on July 8, 1997, options to acquire 2,000 shares were granted to each person serving as trustee on the tenth business day after adjournment of the Registrant's annual meeting. The option price per share was based on the closing price of the shares on the date of grant. Options will be exercisable and vest as follows: 50% of the shares commencing on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

(4) Pursuant to the above referenced Omnibus Stock and Incentive Plan, the Board of Trustees of the Registrant granted options to purchase 41,000 shares to various executives and employees of the Trust as part of the Trust's employee compensation program. Options will be exercisable and vest as follows: 33.3% of the number of shares commencing on the first anniversary of the date of grant and 33.3% on each of the second and third anniversaries of the date of grant.

(5) In issuing the above shares, the Registrant is relying upon the exemption provided in Section 4 (2) which exempts transactions by an issuer not involving any pubic offering.

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
(carried)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

      Exhibit Number     Description

      Exhibit 10(i) Second Amendment to Second Amended and Restated Employment Agreement

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

                         (iii)   First Amendment to Note dated December 18,
1995 and Second Amendment to Note dated January 7, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (iv)    Fifth Amendment to Loan Agreement dated
March 7, 1997 and Sixth Amendment to Loan Agreement dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (v)     Amended and Restated Note ($20,000,000)
dated April 29, 1997 and Note ($10,000,000) dated April 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (vi)    Seventh Amendment to Loan Agreement dated
July 29, 1997 regarding the Registrant's Revolving Line of Credit with American National Bank and Trust Company of Chicago.

                         (vii)   1997 Omnibus Stock and Incentive Plan dated
July 9, 1997.

                         (viii)  Convertible Term Loan Agreement dated as of
October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Lenders listed therein, as Lenders

                         (ix)    Share Purchase Agreement by and among
Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997

                         (x)     Registration Rights Agreement dated as of
October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Page attached thereto

      Exhibit (21)       Subsidiaries of the Trust


(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

           A report on Form 8-K/A was filed on June 26, 1997 wherein Item

      7 disclosed Financial Statements and Pro Forma Financial Information for Butterfield Office Plaza and Phoenix Business Park.

           A report on Form 8-K/A was filed on July 15, 1997 wherein Item 7 disclosed Financial Statements and Pro Forma Financial Information for Oklahoma Properties.

           A report on Form 8-K was filed on September 10, 1997 wherein
Item 2 disclosed the Registrant's acquisition of the Southlake Corporate Center, University Square Business Center and Technology Center properties.

                                  SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                  Date:  November 14, 1997
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                     Date:  November 14, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer

                                  SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   __________________________________          Date: November 14, 1997
      Leonard G. Levine, President



By:   __________________________________          Date: November 14, 1997
      Joel L. Teglia, Vice President and
      Chief Financial Officer