Form 10-K405
period 1997-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1998-03-16
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ X ].   NO [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of February 27, 1998:
13,268,316. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was approximately $79,611,475.

                  DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index located on page 52 of sequentially numbered pages.

                           TABLE OF CONTENTS




                                PART I
      ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . 1
      ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . 4
      ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .11
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS . . . . . . . . . . . . . . . . . . . . . . .11

                                PART II

      ITEM 5.   MARKET FOR THE REGISTRANT'S SHARES AND RELATED
SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . .11
      ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .13
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .20
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .39
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . .39

                               PART III

      ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE
                REGISTRANT. . . . . . . . . . . . . . . . . . . . . .40
      ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .42
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .49
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS. . . . . . . . . . . . . . . . . . . . .51

                                PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . .52

      SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .54

                                PART I

ITEM 1.  BUSINESS

GENERAL

     The Registrant, Banyan Strategic Realty Trust (the "Trust"), is a Massachusetts business trust, organized pursuant to a Declaration of Trust filed March 14, 1986 under the name VMS Strategic Land Trust. The Trust has amended its Declaration of Trust on several occasions including an amendment to change its name to Banyan Strategic Realty Trust in 1993. The Trust now operates under an Amended and Restated Declaration of Trust (the "Declaration").

     As of December 31, 1997, the Trust owned, through various subsidiaries or partnerships which it controls, interests in industrial, residential, office and retail real estate assets located throughout the Midwestern and Southeastern portion of the United States. In particular, the Trust's real estate interests include seven flex/industrial complexes aggregating 1,361,100 square feet of gross leasable area, four apartment complexes consisting of a total of 864 units, ten office sites consisting of 1,193,800 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. The Trust has elected to be taxed as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860 and therefore, does not generally incur a Trust level tax liability so long as 95% of its taxable income is distributed to shareholders and it meets certain asset and income tests as well as other requirements. The Trust has made distributions equal to $0.10 per share for the last thirty consecutive quarters through the quarter ending December 31, 1997.

     The Trust was originally established to invest primarily in short-term, junior and pre-construction mortgage loans to borrowers which planned to acquire and develop strategically located properties not then utilized at their highest and most profitable use. In early 1990, the Trust, in response to the majority of its borrowers' decisions to cease making payments on their mortgage loans due to their liquidity problems, ceased making new mortgage loans. The trustees established and implemented the Principal Recovery Plan in order to preserve and protect the Trust's assets. Subsequently, the independent trustees authorized management to begin reinvestment of the cash generated by the Principal Recovery Plan.

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations". Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See "Factors Affecting the Trust's Business Plan" below. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

BUSINESS

     The Trust's current business plan is to acquire additional real estate assets and to manage these new acquisitions as well as its existing portfolio of properties in a manner which will increase the Trust's cash flow and shareholder value. In executing its business plan, the Trust intends to invest its cash and cash equivalents in excess of operating reserves in new real estate assets, to reinvest the proceeds from the sale or refinancing of its existing properties and to raise new capital (debt, equity or both).

     During the year ended December 31, 1997, the Trust acquired ownership interest in the properties commonly known as the Phoenix Business Park, Butterfield Office Plaza, Country Creek Apartments, Willowpark Apartments, Winchester Run Apartments, Woodrun Village Apartments, Southlake Corporate Center, University Square Business Center, Technology Center and Airways Plaza Office Center, and sold its interests in Hallmark Village Apartments, the H Street Venture and the Colonial Courts of Westland Apartments. See
Item 7, "Management's Discussion and Analysis", for further details regarding these acquisition and disposition activities. During this same period, the Trust increased its line of credit with American National Bank (the "Revolving Line") from $20 million to $30 million and extended its maturity until May 1999, raised approximately $10 million through the sale of shares of beneficial interest and obtained a commitment from the purchaser of those shares to provide an unsecured loan to the Trust in the amount of $20 million (the "Unsecured Loan") that, upon shareholder approval, can be converted into preferred shares or common shares of beneficial interest in the Trust. As part of its 1997 Annual Meeting to be held in the Spring of 1998, the Trust plans to solicit proxies from its shareholders to, among other things, authorize the issuance of preferred stock and approve the issuance of shares issuable upon conversion of the aforementioned Unsecured Loan. As of December 31, 1997, the book value of the twenty-two operating properties, net of accumulated depreciation, is $149,311,660. See Item 2, "Properties", for a detailed listing of the Trust's property interests.

     The Trust expects to fund its future liquidity needs with the cash flow generated by its operating properties, cash proceeds derived from the mortgage financing secured by certain previously unencumbered property interests, draws on its Revolving Line, draws on the Unsecured Loan, interest earned on the Trust's short-term investments and newly raised capital (debt, equity or both). These sources, as well as the Trust's cash and cash equivalents in excess of operating reserves, are expected to be sufficient to meet its reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders. The Trust plans to continue making additional investments in operating properties utilizing cash proceeds to be provided from the capital sources described above. In the event additional capital cannot be obtained, the Trust's ability to make future real estate acquisitions would be impaired. The other sources of cash described above are expected to provide the Trust with the cash necessary to meet its operating expenses and other general corporate needs and to continue the $0.10 per share quarterly distribution throughout 1998. See "Factors Affecting the Trust's Business Plan" below for a discussion of the factors which may influence the Trust's ability to achieve this plan.

OTHER INFORMATION

      The Trust's business and real estate property operations are not seasonal and compete on the basis of rental rates and property operations with similar types of properties in the vicinities in which the Trust's properties are located.

     The Trust has no real property investments located outside the United States. The Trust does not segregate revenue or assets by geographic region, since in management's view, such a presentation would not be significant to an understanding of the Trust's business or financial results taken as a whole.

     The Trust has twenty-one employees, four of whom serve as executive officers. The fifth executive officer is not an employee of the Trust, but provides services to the Trust as an "independent contractor".

     The Trust reviews and monitors compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1997, the Trust did not incur any material capital expenditures for environmental control facilities nor does it anticipate making any such expenditures for the year ended December 31, 1998.

ACQUISITION SUBSEQUENT TO DECEMBER 31, 1997

     Peachtree Pointe Office Park

     On January 20, 1998, the Trust acquired a 100% fee simple ownership interest in five one-story office buildings commonly known as Peachtree Pointe Office Park located in Norcross, Georgia, a northeast suburb of Atlanta, for a purchase price of approximately $4.5 million. The property contains approximately 71,700 net rentable square feet, was constructed in 1982 and was 92% occupied with 23 tenants at the time of acquisition. The Trust funded the acquisition from its cash reserves as well as by utilizing a draw upon its Revolving Line of $3.4 million.

ITEM 2.  PROPERTIES

     As of December 31, 1997, the Trust owned interests, directly or indirectly through its wholly owned subsidiaries, in the properties set forth in the table below:


Name and Location                            Date                                             Property
of Property                  Size          Acquired         Description (a)                     Type
-----------------         ----------      ----------        --------------------            -----------

Milwaukee Industrial      235,800 sq. ft.  04/30/93         A 1% General and 84%
Properties                g.l.a.                            Limited Partner interest
Metropolitan                                                in a joint venture (b)(c)       Flex/Industrial
Milwaukee, WI

Elmhurst Metro Court      140,800 sq. ft.  11/30/93         A 1% General and 84%
Elmhurst, IL              g.l.a.                            Limited Partner interest
                                                            in a joint venture (b)(c)       Flex/Industrial

Colonial Penn Building    79,200 sq. ft.   03/22/94         Fee ownership of land and
Tampa Bay, FL             g.l.a.                            improvements                    Office

Florida Power and         83,100 sq. ft.   03/22/94         Fee ownership of land and
Light Building            g.l.a.                            improvements                    Office
Sarasota, FL

Willowbrook               84,300 sq. ft.   06/16/95         A 1% General and 84%
Industrial Court          g.l.a.                            Limited Partner interest
Willowbrook, IL                                             in a joint venture (b)(c)       Flex/Industrial

Northlake Tower           321,800 sq. ft.  07/28/95         Leasehold interest pursuant
Shopping Center           g.l.a.                            to a ground lease and
Atlanta, GA                                                 ownership of improvements
                                                            (through a 1% General and
                                                            80.9% Limited Partner
                                                            interest) in a joint venture
                                                            (b)(d)                          Retail

Quantum Business Center   182,200 sq. ft.  09/26/95         Fee ownership of land and
Louisville, KY            g.l.a.                            improvements                    Flex/Industrial






Name and Location                            Date                                             Property
of Property                  Size          Acquired         Description (a)                     Type
-----------------         ----------      ----------        --------------------            -----------

Lexington Business        308,800 sq. ft.  12/05/95         Fee ownership of land and
Center                    g.l.a.                            improvements                    Flex/Industrial
Lexington, KY

Newtown Distribution      87,100 sq. ft.   12/05/95         Fee ownership of land and
Center                    g.l.a.                            improvements                    Flex/Industrial
Lexington, KY

Woodcrest Office Park     265,900 sq. ft.  12/19/95         A 1% General and 84%
Tallahassee, FL           g.l.a.                            Limited Partner interest
                                                            in a joint venture (b)(e)       Office

Midwest Office Center     77,000 sq. ft.    4/18/96         A 1% General and 84%
Oakbrook Terrace, IL      g.l.a.                            Limited Partner interest
                                                            in a joint venture (b)          Office

6901 Riverport Drive      322,100 sq. ft.  11/19/96         Leasehold interest pursuant
Louisville, KY            g.l.a.                            to bond financing and
                                                            ownership of improvements       Flex/Industrial

Phoenix Business Park     110,600 sq. ft.  01/15/97         Fee ownership of land and
Atlanta, GA               g.l.a.                            improvements                    Office

Butterfield Office
Plaza                     200,800 sq. ft.  04/30/97         Fee ownership of land and
Oak Brook, IL             g.l.a.                            improvements                    Office

Woodrun Village
Apartments                192 Units        05/22/97         Fee ownership of land and
Yukon, OK                                                   improvements                    Residential

Country Creek
Apartments                320 Units        05/22/97         Fee ownership of land and
Oklahoma City, OK                                           improvements                    Residential

Willowpark Apartments     160 Units        05/22/97         Fee ownership of land and
Lawton, OK                                                  improvements                    Residential

Winchester Run
Apartments                192 Units        05/22/97         Fee ownership of land and
Oklahoma City, OK                                           improvements                    Residential





Name and Location                            Date                                             Property
of Property                  Size          Acquired         Description (a)                     Type
-----------------         ----------      ----------        --------------------            -----------

Southlake Corporate
Center                    56,200 sq. ft.   07/30/97         Fee ownership of land and
Morrow, GA                g.l.a.                            improvements                    Office

University Square
Business Center           184,700 sq. ft.  08/26/97         Fee ownership of land and
Huntsville, AL            g.l.a.                            improvements                    Office

Technology Center         48,500 sq. ft.   08/26/97         Leasehold interest pursuant
Huntsville, AL            g.l.a.                            to a ground lease and
                                                            ownership of improvements       Office

Airways Plaza
Office Center             87,800 sq. ft.   12/10/97         Fee ownership of land and
Memphis, TN               g.l.a.                            improvements                    Office

---------------

(a)   Reference is made to Note 5 "Investment in Real Estate", of Notes to Consolidated Financial Statements
filed with this annual report for additional description of these real property investments.

(b)   In all of its partnerships, the Trust is the managing general partner and retains sole authority over all significant decisions.

(c)   Pursuant to the partnership agreement, prior to distributing cash flow from operations, the Trust's 84% and
1% partnership interests are paid an annual 12% preferred return on their respective net capital contributed to the partnership.  The joint venture partner then receives an 11% preferred return on the joint venture partner's net capital contributed, after which cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.  Cash proceeds from either the sale or refinancing of the partnership properties will be used (i) to pay any unpaid preferred returns first to the Trust, and then to the joint venture partner;
(ii) to return net capital contributed pro-rata to the Trust and the joint venture partner; (iii) to pay up to a
$1,200,000 preference to the Trust (which may be reduced by the application of prior cash flow payments but not below $700,000) and subsequently a $300,000 preference to the joint venture partner; and (iv) to distribute 65% of the remaining cash to the Trust and the balance to the joint venture partner.

(d)   Pursuant to the partnership agreement, prior to distributing cash flow from operations, the Trust's 80.9%
and 1% partnership interests are paid an annual 12% preferred return on their respective net capital contributed to the partnership.  Thereafter, the Trust's joint venture partner receives a 12% preferred return on its net capital contributed.  Thereafter, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.  Cash proceeds from either the sale or refinancing of the partnership property will be used (i) to pay any of the Trust's unpaid preferred returns; (ii) to return net capital contributed by all partners; (iii) to pay any of the venture partner's unpaid preferred returns and (iv) to distribute the remaining cash based on ownership interests until the Trust has received an overall return of 15% on its invested capital.
Thereafter, the Trust will receive 71.9% of the excess cash and the balance will be paid to the joint venture partner.




(e)   Pursuant to the partnership agreement, prior to distributing cash flow from operations, the Trust's 84% and
1% partnership interest are paid an annual 12% preferred return on the average unreturned Initial Capital
Contribution to the partnership.  Thereafter, the Trust's joint venture partner receives a 12% preferred return on his average unreturned Initial Capital Contribution to the Partnership.  Thereafter, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.  Cash proceeds from either the sale or refinancing of the partnership properties will be used (i) to pay any of the Trust's unpaid preferred returns;
(ii) to return net capital contributed by the Trust; (iii) to pay any amounts necessary for the Trust to have received a 15% cumulative return on its net total average unreturned capital contributed; (iv) to pay the joint venture partner's unpaid preferred returns; (v) to return the joint venture partner's net capital contributed; and
(vi) the remaining cash will be distributed pro-rata based on each partner's ownership interest.



     The following is a list of occupancy levels as of the end of each quarter for 1997 and 1996 at each of the
Trust's operating properties:

                                                        1996                             1997
                                         -------------------------------   -------------------------------
                                             at     at       at      at       at      at       at      at
                                            3/31   6/30     9/30   12/31     3/31    6/30     9/30   12/31
                                           -----   ----     ----   -----     ----    ----    -----   -----
FLEX/INDUSTRIAL
---------------
Milwaukee Industrial Properties
  Metro Milwaukee, WI . . . . . . . .       98%   100%     100%     100%     100%     93%      87%     87%

Elmhurst Metro Court
  Elmhurst, IL. . . . . . . . . . . .       92%    92%      86%      92%      96%     96%      90%     93%

Willowbrook Industrial Court
  Willowbrook, IL . . . . . . . . . .       77%   100%      90%      93%     100%    100%     100%    100%

Quantum Business Center
  Louisville, KY. . . . . . . . . . .       92%    93%      94%      93%      90%     82%      91%     91%

6901 Riverport Drive
  Louisville, KY. . . . . . . . . . .        N/A    N/A      N/A    100%     100%    100%     100%    100%

Lexington Business Center
  Lexington, KY . . . . . . . . . . .       80%    80%      91%      95%      95%     95%      95%     93%

Newtown Distribution Center
  Lexington, KY . . . . . . . . . . .       95%    97%      97%      89%      85%     85%      85%     92%

OFFICE
------
Colonial Penn Bldg.
  Tampa Bay, FL . . . . . . . . . . .      100%   100%     100%     100%     100%    100%     100%    100%

Florida Power & Light Building
  Sarasota, FL. . . . . . . . . . . .       93%    93%      98%      98%      98%     98%      99%    100%

Woodcrest Office Park
  Tallahassee, FL . . . . . . . . . .       93%    94%      91%      95%      94%     94%      93%     92%

Midwest Office Center
  Oakbrook Terrace, IL. . . . . . . .        N/A   96%      97%      96%      94%     96%      96%     96%





                                                        1996                             1997
                                         -------------------------------   -------------------------------
                                             at     at       at      at       at      at       at      at
                                            3/31   6/30     9/30   12/31     3/31    6/30     9/30   12/31
                                           -----   ----     ----   -----     ----    ----    -----   -----
Phoenix Business Park
  Atlanta, GA . . . . . . . . . . . .        N/A    N/A      N/A     N/A      99%    100%     100%     92%

Butterfield Office Plaza
  Oak Brook, IL . . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     94%      93%     97%

Southlake Corporate Center
  Morrow, GA. . . . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     N/A     100%     96%

University Square Business Center
  Huntsville, AL. . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     N/A      90%     92%

Technology Center
  Huntsville, AL. . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     N/A     100%    100%

Airways Plaza Office Center
  Memphis, TN . . . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     N/A      N/A    100%

RETAIL
------
Northlake Tower Shopping Center
  Atlanta, GA . . . . . . . . . . . .       98%    98%      98%      98%      99%     99%      99%     99%

RESIDENTIAL
-----------
Country Creek Apartments
  Oklahoma City, OK . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     90%      99%     96%

Willowpark Apartments
  Lawton, OK. . . . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     87%      98%     93%

Winchester Run Apartments
  Oklahoma City, OK . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     89%      99%     97%

Woodrun Village Apartments
  Yukon, OK . . . . . . . . . . . . .        N/A    N/A      N/A     N/A      N/A     97%      99%     98%





                                                        1996                             1997
                                         -------------------------------   -------------------------------
                                             at     at       at      at       at      at       at      at
                                            3/31   6/30     9/30   12/31     3/31    6/30     9/30   12/31
                                           -----   ----     ----   -----     ----    ----    -----   -----
PROPERTIES SOLD
---------------
Colonial Courts of Westland Apartments
  Columbus, OH. . . . . . . . . . . .       95%    94%      92%      95%      93%     94%      N/A     N/A

Hallmark Village Apartments
  Clarksville, IN . . . . . . . . . .       82%    82%      84%      82%      N/A     N/A      N/A     N/A

Victor Building, Office Building
  Washington, D.C.. . . . . . . . . .       53%    51%      52%      64%      67%     67%      N/A     N/A



     A "N/A" indicates that the property was not owned by the Trust at the end of the quarter.

    The occupancy levels are based on the total number of units for the apartment complexes and the gross leasable area occupied at each office, industrial and retail property space as of the end of each quarter.  Historically, occupancy levels generally do not fluctuate significantly during the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Trust is not aware of any material pending legal proceedings as of February 27, 1998, nor were any proceedings terminated during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1997.



                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     The Trust's shares are included for quotation on the NASDAQ National Market (symbol - VLANS changed to BSRTS on March 2, 1998). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions paid per share for the years ended
December 31, 1997 and 1996:

                                 1997
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $5.00               $0.10          4/8/97
           Low          $3.75

6/30       High         $4.62               $0.10          7/3/97
           Low          $3.62

9/30       High         $5.50               $0.10          10/7/97
           Low          $4.00

12/31      High         $6.87               $0.10          1/7/98
           Low          $5.06

                                 1996
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High        $4.875               $0.10          4/8/96
           Low         $3.750

6/30       High        $4.500               $0.10          7/9/96
           Low         $3.938

9/30       High        $4.625               $0.10          10/4/96
           Low         $4.000

12/31      High        $5.000               $0.10          1/9/97
           Low         $3.875


     On January 7, 1998, the Trust declared a cash distribution for the quarter ended December 31, 1997 of $0.10 per share payable February 20, 1998 to shareholders of record on January 22, 1998.

     During 1997 and 1996, the Trust paid distributions equal to $0.40 per share. A total of $0.38 and $0.13, respectively, of the distributions paid represented a return of capital.

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

     As of February 27, 1998, there were 3,808 record holders of shares of beneficial interest.

     SHARE PURCHASE AGREEMENT AND CONVERTIBLE TERM LOAN AGREEMENT

     On October 14, 1997, the Trust entered into a Share Purchase Agreement (the "Agreement") with a group of accredited investors (as defined in Section 501 of Regulation D) (the "Purchasers") under which the Trust sold 2,192,501 shares of beneficial interest at $5.00 per share, for an aggregate sale price of approximately $11 million. The shares were issued to the Purchasers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The agent representing the Purchasers has a pre-existing relationship with members of the Trust's management. The Trust paid $0.6 million of commission to Leveraged Equity Management, $0.5 million to Josephthal Lyon and Ross Incorporated for financial advisory and other services rendered in connection with the transaction and $0.3 million of other costs in connection with the transaction. None of these costs were paid to officers or affiliates of the Trust. The net sales proceeds were used to repay draws totaling $9.0 million on the Trust's Revolving Line, with the remainder used for general working capital. Amounts repaid under the Revolving Line may be re-borrowed until May 31, 1998 and utilized to acquire additional real estate property interests.

     Simultaneously with the execution of the Agreement, the Trust also entered into a Convertible Term Loan Agreement ("the Loan Agreement") with the Purchasers. Under this agreement, the Purchasers agreed to provide an unsecured convertible loan to the Trust in the amount of $20,000,000 (the "Unsecured Loan") of which $10,000,000 must be borrowed by March 31, 1998 and the remainder by October 14, 1998. As of December 31, 1997, the Trust had not borrowed any amounts under the loan. Loan proceeds may be used by the Trust only to purchase real estate property interests. The Loan Agreement contains a number of covenants and limitations customary for agreements of this nature including covenants related to net worth and debt coverage. Interest is payable quarterly on the last day of the calendar quarter, at 12% per annum. Draws on the loan mature on September 30, 2002 with no prepayment of the loan permitted prior to September 30, 1999, although the Purchasers may accelerate maturity upon the sale of substantially all of the assets of the Trust.

     Assuming shareholder approval, the Purchasers may convert all or part of the amounts funded on the Unsecured Loan into preferred stock at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. Preferred shares are convertible to common shares at the rate of approximately 19.4 common shares for each share of preferred stock, a price equal to $5.15 per share. The convertible preferred shares will be entitled to receive, upon declaration by the Trust, cash distributions at an annual rate of 10% per annum calculated on their stated value of $100 per share. Distributions on preferred shares will be cumulative from the date of issuance whether or not there are funds legally available for the payment thereof and must be paid prior to paying any distributions to the holders of common shares. Finally, for thirty days after expiration of the loan commitment, the Purchasers may purchase preferred shares to the extent that any part of the $20,000,000 loan is not then outstanding in an amount equal to the unfunded portion at a price equal to $100 per preferred share. Prior to shareholder approval, the Purchasers may also convert loans outstanding to common shares at any time, if that conversion will not cause total shareholdings of the Purchasers to exceed 19.9% of the issued and outstanding shares as of October 14, 1997.

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                            For the Years Ended December 31,
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
OPERATING DATA
Revenues. . . . . . . . .  $ 28,784,900   $21,404,318   $12,902,369    $8,833,801    $4,127,149
Net Income (Loss) . . . .     3,546,282    (1,757,260)    2,600,045      (912,492)     (617,272)

Earnings Per Share of
 Beneficial Interest -
 Basic and Diluted:
  Income (Loss) before
   Net Non-Recurring
   Gains and
   Extraordinary Item . .  $       0.24   $     (0.17)  $      0.21    $    (0.09)   $    (0.06)
                           ============   ===========   ===========    ==========    ==========

  Net Income (Loss) . . .  $       0.32   $     (0.17)  $      0.25    $    (0.09)   $    (0.06)
                           ============   ===========   ===========    ==========    ==========





                                            For the Years Ended December 31,
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
BALANCE SHEET DATA
(at year end)

Mortgage Loans
  Receivable, Net (3) . .  $      --     $      --     $  5,433,094  $  5,136,229   $ 4,891,462
Investment in Real
  Estate, Net . . . . . .   149,385,842   102,489,727    87,862,970    40,161,412    21,769,471
Investment in Real
  Estate Ventures . . . .         --        5,713,759     8,895,678    10,697,791    13,668,332
Total Assets. . . . . . .   159,633,628   116,534,205   110,764,772    74,084,351    69,360,043
Mortgage Loans and
  Bonds Payable . . . . .    92,117,777    59,081,023    49,022,181    13,400,695     3,986,373
Shareholders'
  Equity. . . . . . . . .    62,315,210    50,934,438    56,875,404    58,440,712    63,541,645

OTHER DATA

Funds From Operations
  (4) . . . . . . . . . .  $  5,843,472   $ 3,689,010  $  3,333,940   $ 2,846,530   $   792,692
Cash Flows From:
  Operating Activities. .     8,135,152     5,401,784     2,847,228     3,373,522     2,194,055
  Investing Activities. .   (27,066,123)   (6,269,271)  (31,690,611)   (6,548,238)   (2,070,065)
  Financing Activities. .    19,554,299      (827,468)   19,574,428     4,437,942    (1,442,522)
Real Estate Net
  Operating Income (5). .    14,339,311     9,497,917     5,360,807     4,087,680     1,125,220
Number of Property
  Interests Owned . . . .            22            15            13             8             6
Weighted Average
  Number of Shares. . . .    11,149,982    10,478,410    10,474,079    10,471,102    10,518,047
Cash Distribution
  Per Share of
  Beneficial
  Interest (6)  . . . . .  $       0.40   $      0.40   $      0.40    $     0.40    $     0.40






------------

(1)  The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)  Net Non-recurring gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

(3)  Represents the carrying amount of the mortgage loans, which is equal to the face amount of the loans plus unamortized loan fees, net of loan discounts of $1,436,587, $1,808,716 and $2,116,636 for 1995, 1994 and 1993,
respectively.  See Note 2, Mortgage Loans Receivable, of Notes to Consolidated Financial Statements for further details.

(4)  Due to certain unique operating characteristics of real estate companies, The National Association of Real
Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from
Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust.  As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses)
from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity.  Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO.  As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REIT's.  FFO is not intended to be an alternative to Net Income as an indication of the Trust's performance nor to Cash Flows from
Operating Activities (as determined by GAAP) as a measure of the Trust's capacity to pay distributions.  However, a REIT's distributions can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distributions to net operating income.

     Calculation of Funds from Operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993:


                                                 1997         1996        1995        1994         1993
                                              ----------  -----------  ----------  ----------   ---------
     Net Income (Loss). . . . . . . . . . .   $3,546,282  $(1,757,260) $2,600,045  $ (912,492)  $(617,272)

     Plus:  Depreciation and
       Amortization Expense . . . . . . . .    3,500,591    2,483,534   1,385,374     945,692     267,061
     Less:  Minority Interest Share
       of Depreciation and
       Amortization Expense . . . . . . . .     (274,642)    (240,695)   (115,231)    (44,444)    (19,025)
     Less:  Recovery of Losses on
       Loans, Notes and
       Interest Receivable. . . . . . . . .     (161,539)     (16,569)   (164,958)    (57,226)    (57,072)
     Franchise Tax Fee Accrued. . . . . . .       50,000       40,000      38,000       --          --
     Valuation Allowance Included
       in Operations of
       Real Estate Venture. . . . . . . . .        --       3,180,000       --      2,915,000   1,219,000
     Net Gain on Disposition of Investment
       in Real Estate, Disposition
       of Investment in Real Estate
       Venture and Disposition of
       Partnership Interest . . . . . . . .     (881,375)       --       (409,290)      --          --
     Extraordinary Item,
       Net of Minority Interest . . . . . .       64,155        --          --          --          --
                                              ----------  -----------  ----------  ----------   ---------
     Funds From Operations. . . . . . . . .   $5,843,472  $ 3,689,010  $3,333,940  $2,846,530   $ 792,692
                                              ==========  ===========  ==========  ==========   =========


(5)  Real estate net operating income ("RENOI") is defined as total revenue excluding income on investments less operating  property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization.

(6)  Based on 11,149,982 weighted average shares outstanding for 1997, 10,478,410 weighted average shares outstanding for 1996, 10,474,079 weighted average shares outstanding for 1995, 10,471,102 weighted average shares outstanding for 1994, and 10,518,047 weighted average shares outstanding for 1993.



QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and
1996.
                                                                        1997
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
Total Revenue                              $ 5,893,886      $ 6,746,542      $ 7,875,130      $ 8,269,342

Recovery of Losses on Loans, Notes
  and Interest Receivable                        --               --               --             161,539

Operating Expenses                          (5,352,505)      (6,183,169)      (7,051,112)      (7,077,394)
                                           -----------      -----------      -----------      -----------
Operating Income                               541,381          563,373          824,018        1,353,487

Minority Interest in Consolidated
 Partnerships                                 (166,743)        (144,983)        (151,747)        (126,850)

Income (Loss) of Real Estate Ventures           30,363           20,419          (13,656)           --
                                           -----------      -----------      -----------      -----------
Income before Net Non-Recurring
  Gains and Extraordinary Item                 405,001          438,809          658,615        1,226,637

Net Gain (Loss) on Disposition of
  Investment in Real Estate,
  Disposition of Investment in Real
  Estate Venture and Disposition of
  Partnership Interest                           3,788            --           1,071,858         (194,271)

Extraordinary Item, Net of
  Minority Interest                              --               --               --             (64,155)
                                           -----------      -----------      -----------      -----------
Net Income                                 $   408,789      $   438,809      $ 1,730,473      $   968,211
                                           ===========      ===========      ===========      ===========




                                                                        1997
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
Earnings Per Share of
 Beneficial Interest -
 Basic and Diluted:
   Income before Net Non-Recurring Gains
     and Extraordinary Item                $      0.04      $      0.04      $      0.06      $      0.09
                                           ===========      ===========      ===========      ===========

   Net Income                              $      0.04      $      0.04      $      0.16      $      0.08
                                           ===========      ===========      ===========      ===========


                                                                        1996
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
Total Revenue                              $ 5,176,653      $ 5,440,777      $ 5,284,942      $ 5,501,946
Recovery of Losses on Loans, Notes
  and Interest Receivable                        --               --              14,059            2,510
Operating Expenses                          (4,572,252)      (4,783,524)      (4,829,093)      (5,210,655)
                                           -----------      -----------      -----------      -----------
Operating Income                               604,401          657,253          469,908          293,801

Minority Interest in Consolidated
 Partnerships                                 (102,553)        (117,934)        (128,903)        (132,021)
Income (Loss) of Real Estate Ventures          (38,307)         (58,707)          19,649       (3,223,847)
                                           -----------      -----------      -----------      -----------
Net Income (Loss) (1)                      $   463,541      $   480,612      $   360,654      $(3,062,067)
                                           ===========      ===========      ===========      ===========




                                                                        1996
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
Earnings Per Share of Beneficial
 Interest - Basic and Diluted              $      0.04      $      0.05      $      0.03      $     (0.29)
                                           ===========      ===========      ===========      ===========


(1)  Net Income for each of the three months ended March 31, 1996, June 30, 1996 and September 30, 1996 has been reduced by $162,500 or $0.016 per share, and net income for the three months ended December 31, 1996 has been increased by $487,500 or $0.047 per share, from the amounts originally reported as a result of changes in the timing for recognizing certain incentive compensation expense.  In the fourth quarter of 1996, the Trust recorded incentive compensation expense in the amount of $650,000 which was the cumulative amount earned as of December 31,
1996 by its president pursuant to his employment agreement with the Trust.  Under the employment agreement, incentive compensation was earned based on appreciation in the Trust's properties (measured by comparing current market value to the Trust's acquisition cost) during the period January 1, 1993 through August 31, 1997.  Prior to
1996, no expense was recorded related to this aspect of his contract because many properties in the portfolio at that time had been recently acquired.  Thus, the Trust had no reason to believe that these properties had appreciated in any material amount.  During 1996, management believes that certain of the properties in the
Trust's portfolio began to increase in value due to improvements in operations, reductions in interest rates and other improvements in general economic conditions, necessitating the accrual of expense.  Therefore, although the above cumulative incentive amount was recorded in the fourth quarter of 1996, the Trust retrospectively determined that the composition of the Trust's portfolio throughout the year required that the expense be measured and recorded in earlier quarters of 1996.  This adjustment had no effect on net income for the year ended December 31,
1996.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See also "Factors Affecting the Trust's Business Plan" below. The Trust undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at December 31, 1997 and 1996 was $4,428,588 and $3,805,260, respectively. The increase in total cash and cash equivalents of $623,328 is due to $8,135,152 generated from operating activities and $19,554,299 of cash obtained by financing activities, which exceeds the $27,066,123 used in investing activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $2.7 million for the year ended December 31, 1997 to approximately $8.1 million from approximately $5.4 million for the same period in 1996. This increase is primarily due to the net operating income generated by the properties acquired in 1997 and 1996.

See Results of Operations below for further discussion of the operations of the Trust's real estate assets.

     Cash Flows From Investing Activities:  During the year ended
December 31, 1997, the Trust utilized approximately $27.1 million in investing activities compared to utilizing approximately $6.3 million in investing activities for the same period in 1996. Cash flow was utilized during the year ended December 31, 1997 to acquire the Phoenix Business Park property in January 1997, the Butterfield Office Plaza in April 1997, the four Oklahoma apartment complexes in May 1997, the Southlake Corporate Center in July 1997, the University Square Business Center and Technology Center in August 1997, and Airways Plaza in December 1997 for an aggregate use of cash from investing activities of approximately $37.5 million. In addition, The Trust used cash to make capital improvements at its various properties in the amount of approximately $2.5 million during 1997. These outflows of cash were partially offset by approximately $6.1 million in proceeds received from the March 11, 1997 sale of the Trust's interest in the Hallmark Village property, approximately $5.5 million received from the sale of the H Street Assemblage land parcel and the Victor Building during the second and third quarters of 1997 and approximately $0.9 million received from the September 25, 1997 sale of its partnership interest in the Colonial Courts Apartments. See Property Acquisitions and Other Information for further information regarding the assets purchased during 1997. During the year ended December 31, 1996, the Trust acquired the Midwest Office Center and 6901 Riverport Drive properties for approximately $9.3 million, made capital improvements of approximately $2.0 million and paid approximately $0.3 million of liabilities assumed at the acquisition of various real estate assets. These outflows of cash for the year ended December 31, 1996 were offset by the receipt of approximately $5.4 million as a result of the sale of the Trust's interest in the Karfad Loan Portfolio.

     Cash Flows From Financing Activities: For the year ended December 31, 1997, the Trust generated cash flows from financing activities of approximately $19.6 million compared to utilizing approximately $0.8 million for the year ended December 31, 1996. The cash flow provided by financing activities for the year ended December 31, 1997 was primarily due to the receipt of approximately $10.0 million of net proceeds from issuance of shares (see "Share Purchase Agreement and Convertible Term Loan Agreement" in Part II, Item 5, Market for the Registrant's Shares and Related Shareholder Matters) and approximately $64.5 million of proceeds from mortgage loans, which represents draws upon the Trust's line of credit with American National Bank (the "Revolving Line") primarily used to purchase the Phoenix Business Park property, the Butterfield Office Plaza, the Oklahoma Apartment Portfolio, Southlake Corporate Center, University Square Business Center, Technology Center and Airways Plaza for approximately $36.9 million, financing of Butterfield Office Plaza pursuant to a $10.0 million first mortgage loan collateralized by the property and refinancing of Northlake Tower pursuant to $17.6 million first mortgage loan collaterized by a leasehold interest in property.

     Partially offsetting these sources was the payment of principal on bonds and mortgage loans in the amount of approximately $47.5 million, $36.2 million of which represents payments against the Trust's Revolving Line as follows: (i) $5.7 million as a result of the sales proceeds received from the Hallmark property sale in March 1997; (ii) $5.5 million as a result of the H Street Assemblage property sales proceeds received in March and July 1997; (iii) $9.9 million as a result of the Butterfield Office Plaza financing; (iv) $9.0 million as a result of proceeds from issuance of shares; (v) $6.1 million as a result of Northlake refinancing; and the balance representing a repayment of first mortgage on Northlake Tower in the amount of $10.4 million and scheduled principal payments related to other bonds and mortgage loans in the amount of $1.0 million. As a result of the above transactions, the amount available on the Revolving Line was $20.9 million at December 31, 1997. In addition, the Trust paid distributions aggregating approximately $4.5 million, paid approximately $1.2 million of deferred financing costs and paid distributions to minority partners of approximately $1.7 million.

     The cash flows used for financing activities for the year ended December 31, 1996 was primarily used for principal payments on mortgage loans and bonds payable aggregating approximately $11.6 million, $10.9 million of which represents a paydown of the Trust's Revolving Line and approximately $0.7 million of which represents principal payments on additional mortgage loans and bonds payable. In addition, the Trust paid approximately $0.6 million of deferred financing costs, distributions to shareholders of approximately $4.2 million and distributions to minority partners of approximately $0.4 million. Partially offsetting these uses was the receipt of approximately $15.9 million of proceeds from mortgage loans payable, approximately $7.3 million of which consisted of proceeds from a first mortgage loan secured by the Woodcrest property, approximately $3.3 million of which consisted of proceeds from a first mortgage loan secured by the Midwest Office property and the balance of which was drawn on the Trust's Revolving Line. During the year ended December 31, 1996, the Trust also executed a first mortgage loan secured by the Florida Power and Light building in the amount of $6.2 million and utilized the proceeds from the loan to reduce its borrowing on the Trust's Revolving Line.

     LINE OF CREDIT

     On December 13, 1994, the Trust executed a Revolving Line of Credit with American National Bank of Chicago ("ANB") in the amount of $15 million. The Revolving Line has been amended several times. Under the latest amendment dated April 19, 1997, the Trust was permitted to borrow up to $30 million under a revolving facility through November 30, 1997 with a maturity of all unpaid balances by November 30, 1998. On November 13, 1997, the Trust exercised its option to extend both the revolving facility and the maturity of the loan for an additional six months until May 31, 1998 and May 31, 1999, respectively. On May 31, 1998, the Revolving Line will convert to a one year, interest only, term loan due May 31, 1999. The Trust is presently involved in negotiations to continue a revolving facility beyond May 31, 1998. There can be no assurance that the loan will be extended on terms acceptable to the Trust, if at all. During the term of the Revolving Line, the Trust must pay interest only at a rate of LIBOR plus 2.25% or Prime plus .25% at the election of the Trust. As of December 31, 1997, the LIBOR based rate paid by the Trust was 7.9% and the Prime rate was 8.75%. In addition, the Trust is required to pay the Bank an unused facility fee of .5% per annum multiplied by the average portion of the Revolving Line that is undrawn from time to time. As of December 31, 1997, the Trust had an outstanding balance of $9.1 million of the $30 million available under the Revolving Line.

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REIT's. FFO is not intended to be an alternative to Net Income as an indication of the Trust's performance nor to Cash Flows from Operating Activities (as determined by GAAP) as a measure of the Trust's capacity to pay distributions. However, a REIT's distributions can be analyzed in comparison to FFO in a similar manner as a company that is not a REIT would compare its distributions to net operating income.

     For the years ended December 31, 1997, 1996 and 1995, the Trust's operations generated FFO of $5.8 million, $3.7 million and $3.3 million, respectively. FFO increased for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 as a result of the Trust's 1995, 1996 and 1997 property acquisitions.

     FFO for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                           1997              1996           1995
                       ------------      -----------    -----------
Net Income (Loss)      $  3,546,282     $ (1,757,260)  $  2,600,045

Plus:
  Depreciation expense    3,276,991        2,355,360      1,300,205
  Depreciation included
    in Operations of
    Real Estate Ventures     15,238           30,475         50,382
  Lease Commission
    Amortization            208,362           97,699         34,787

                           1997              1996           1995
                       ------------      -----------    -----------
Less:
  Minority Interest
    Share of Depreci-
    ation Expense          (253,749)        (228,011)      (110,813)
  Minority Interest
    Share of Lease
    Commission
    Amortization            (20,893)         (12,684)        (4,418)
  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable             (161,539)         (16,569)      (164,958)

Franchise Tax Fees
  Accrued                    50,000           40,000         38,000

Valuation Allowance
  Included in Operations
  of Real Estate Venture      --           3,180,000          --

Net Gain on Disposition
  of Investment in
  Real Estate, Disposition
  of Investment in Real
  Estate Venture and
  Disposition of
  Partnership Interest     (881,375)           --          (409,290)

Extraordinary Item, Net
  of Minority Interest       64,155            --             --
                       ------------     ------------   ------------
Funds From Operations  $  5,843,472     $  3,689,010   $  3,333,940
                       ============     ============   ============

Cash Flows Provided By
 (Used For):
  Operating Activities $  8,135,152     $  5,401,784   $  2,847,228
  Investing Activities $(27,066,123)    $ (6,269,271)  $(31,690,611)
  Financing Activities $ 19,554,299     $   (827,468)  $ 19,574,428

     The Trust expects to fund its future liquidity needs with the cash flow obtained from its operating properties, cash proceeds derived from mortgage financing either on a long term basis or utilizing the Revolving Line, (currently secured by the Trust's Colonial Penn, Phoenix Business Park, Lexington, Newtown, Southlake and Technology Center properties), if continued beyond May 31, 1998, cash proceeds from the Trust's Unsecured Loan and interest earned on the Trust's short-term investments. The Trust believes that these sources, as well as the Trust's cash and cash equivalents, are sufficient to meet the Trust's reasonably anticipated needs for liquidity and capital resources in the near future and to provide cash proceeds for distributions to shareholders.

IMPACT OF YEAR 2000

     In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Trust cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Trust will be significant. However, the Trust may be required to spend time and monetary resources addressing any necessary computer program changes.

RESULTS OF OPERATIONS

     GENERAL

     At December 31, 1997, the Trust owned seven flex/industrial complexes aggregating 1,361,100 square feet of gross leasable area, four apartment complexes consisting of a total of 864 units, ten office properties consisting of 1,193,800 square feet of gross leasable area and one retail center containing 321,800 square feet of gross leasable area. During 1995, the Trust acquired Willowbrook Industrial Court, Northlake Tower Shopping Center, Quantum Business Center, Lexington Distribution Center, Newtown Distribution Center and the Woodcrest Office Park property. During 1996, the Trust acquired the Midwest Office Center and 6901 Riverport Drive properties and sold its interest in the Karfad loan portfolio to an unaffiliated third party. During 1997, the Trust acquired Phoenix Business Park, Butterfield Office Plaza, the Oklahoma Apartment Portfolio, Southlake Corporate Center, University Square Business Center, Technology Center and Airways Plaza properties, and sold its interest in Hallmark Village Apartments, H Street Venture and Colonial Courts Apartments. See Property Acquisitions and Other Information below for a more detailed description of the assets acquired during 1997.

     The Trust is entitled to receive a cumulative preferred return of 12% compounded annually on its total capital contribution in each of the joint ventures holding title to the Milwaukee Industrial, Elmhurst Metro Court, Willowbrook Industrial Court, Midwest Office Center, Northlake Tower Shopping Center, Woodcrest Office Park and Hallmark Village Apartments properties. During the year ended December 31, 1997, all of the aforesaid properties, with the exception of Hallmark Village, generated sufficient cash flow from operations to pay the Trust in excess of its 12% preferred return earned on contributed equity. The Trust sold its interest in the Hallmark Village property on March 11, 1997. See Item 1, "Business", for further details.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Real estate net operating income before interest expense ("RENOI") (herein defined as total revenue excluding income on investments less operating property expenses, repairs and maintenance, real estate taxes, ground lease expense and depreciation and amortization) increased by approximately $4.8 million or 50.5% from $9.5 million in 1996 to $14.3 million in 1997. The Trust's acquisitions during 1996 and 1997 described above accounted for approximately $4.6 million of this increase.
Negatively impacting this increase was the elimination in 1997 of approximately $0.4 million of interest income and amortized discount on mortgage loans realized during 1996 on the Karfad loans and the decrease in RENOI of $0.6 million from properties sold in 1997. On a "same store" basis (comparing the results of operations of the properties owned during the year ended December 31, 1997, with the results of operations of the same real estate assets owned during the year ended December 31, 1996) the RENOI increased by $1.1 million, or 12.6% from $8.7 million in 1996 to $9.8 million in 1997. See below for further discussions of the changes in revenues and expenses for the period.

     Total revenues increased by approximately $7.4 million or 34.6% to $28.8 million from $21.4 million due primarily to the acquisition and sale of certain properties after January 1, 1996 which, when combined, accounted for approximately $6.5 million or 87.8% of this increase. On a "same-store" basis, total property revenues increased by approximately $1.2 million or 7.2% to $17.9 million from $16.7 million. This increase in same store properties is due in part to an increase in total revenue at the Trust's Lexington property of approximately $0.4 million as a result of a new lease signed in 1996 for approximately 46,900 square feet of gross leasable area. In addition, operating cost reimbursements increased by approximately $0.2 million. The remainder of the increase in same store properties is due to an increase in rental rates. Partially offsetting these increases in total revenues was a decrease in interest and amortized discount on mortgage loans of approximately $0.4 million.

     Total operating expenses which include Operating Property Expenses, Repairs and Maintenance, Real Estate Taxes and Ground Lease Expense, increased by approximately $1.4 million to $10.7 million from $9.3 million.

Virtually all of the increase is due to the 1996 and 1997 acquisitions mentioned above, net of properties sold.

     Interest expense increased by approximately $2.4 million primarily due to additional loans obtained to finance new acquisitions.

     The total increase in depreciation and amortization of approximately $1.0 million consists of an increase of approximately $0.3 million for "same-store" properties, and approximately $0.7 million for new properties, net of properties sold. The increase for same store properties relates to additional improvements and lease commissions paid for these properties.

     An increase in amortization of deferred loan fees and financing costs of approximately $0.2 million relates primarily to costs of obtaining new loans to finance new acquisitions.

     Total general and administrative expenses increased by approximately $1.2 million due to higher legal fees and payroll costs due to additional staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio. Furthermore, the increase is due to an increase in incentive compensation earned by Mr. Levine, the Trust's president. During the year ended December 31, 1997, the Trust accrued $0.4 million relating to incentive compensation earned by Mr. Levine based on 1997 operating results plus $0.8 million of incentive compensation based on the estimated unrealized gain on the Trust's assets. See Item 11, Executive Compensation for further details regarding incentive compensation earned and paid during 1997 as well as modifications made to the President's employment contract with the Trust.

     During the year ended December 31, 1997, the Trust realized net income from the operation of real estate ventures of $37,126 compared to a net loss of ($3,301,212) for the same period in 1996. The net income from operations of real estate ventures for the year ended December 31, 1997 represents the income realized from the Trust's 53% interest in the real estate venture known as the H Street Venture. The net loss in 1996 is due primarily to a reduction in the book value of the H Street Assemblage during 1996 in the amount of $6.0 million, of which approximately $3.2 million is the Trust's share. The H Street Venture owned a 55,900 square foot office building (the "Victor Building") and an adjacent land parcel consisting of 36,100 square feet (the "H Street Assemblage") located in Washington, D.C. On March 20, 1997, the H Street Venture sold approximately 3,500 square feet of the H Street Venture's land to the United States General Services Administration on behalf of the United States of America ("GSA") for a purchase price of approximately $1.7 million. GSA also paid the H Street Venture approximately $0.2 million as reimbursement of expenses that the H Street Venture incurred in anticipation of this transaction. The H Street Venture received net proceeds of approximately $1.8 million, of which approximately $1.0 million was distributed to the Trust. The Trust recognized no gain or loss on this sale. On July 29, 1997, the H Street Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9.0 million The Trust received net sales proceeds of approximately $4.5 million and recognized a loss on disposition of approximately $0.1 million. The sales proceeds generated as a result of this sale were used to paydown the Trust's Revolving Line. These proceeds were subsequently reborrowed to fund acquisitions of additional real estate investments.

     The factors discussed above resulted in consolidated net income of approximately $3.5 million or $0.32 per share for the year ended
December 31, 1997 as compared to consolidated net loss of approximately $1.8 million or ($0.17) per share for the year ended December 31, 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Real estate net operating income before interest expense increased from approximately $5.4 million in 1995 to approximately $9.5 million in 1996. Acquisitions made during 1995 and 1996 contributed approximately $4.9 million to net operating income in 1996 offset by a decrease of approximately $594,000 in interest and amortized discount on mortgage loans which resulted from the sale of the Karfad loans. See below for further discussions of the changes in revenues and expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Total revenues increased by approximately $8.5 million to $21,404,318 from $12,902,369 primarily due to the acquisitions made during 1995 and 1996 which accounted for approximately $9.2 million of this increase during the year ended December 31, 1996. On a "same-store" basis (comparing the results of operations of the properties owned during the year ended December 31, 1996, with the results of operations of the same properties owned during the year ended December 31, 1995), property revenues increased from $8,590,000 in 1995 to $8,930,000 in 1996 or approximately $340,000, a
4% increase. This increase in property revenue was due primarily to an increase in average occupancy at the Colonial Courts of Westland apartments of 94% for the year ending December 31, 1996 as compared to 90% for the same period in 1995 and contractual rent increases at the Trust's industrial and office properties. Partially offsetting these improvements was a decrease in interest and amortized discount on mortgage loans of approximately $594,000 and a decrease in income on investments of approximately $475,000. Interest and amortized discount on mortgage loans decreased due to the Trust's termination of the amortization of the purchase discount as of January 1, 1996 on the Karfad Loan and sale of the loan portfolio. Interest income on investments decreased due to the reduction in cash available for investment resulting primarily from the investment of cash in the assets acquired during 1996 and the last seven months of 1995 and the reduction of indebtedness under the Revolving Line.

     Total expenses increased by approximately $8.8 million to $19,378,955 from $10,596,213 due primarily to the acquisitions made during 1995 and 1996 which accounted for approximately $6.7 million of this increase during the year ended December 31, 1996. On a "same-store" basis, total expenses increased from $7,909,000 in 1995 to $10,017,000 in 1996 or approximately $2.1 million, a 27% increase. This increase in total expenses is due primarily to increases in general and administrative and interest expense. General and administrative expenses increased as a result of an increase in executive incentive compensation earned on the Trust's investment activities. During the year ended December 31, 1996, the Trust accrued approximately $399,000 relating to incentive compensation earned by Mr. Levine, the Trust's president, based on the 1996 actual results of the Trust's investments. In addition, the Trust accrued an additional $650,000 of incentive compensation expenses reflecting the estimated unrealized gain on the Trust's real estate assets. In 1995, the Trust accrued approximately $75,000 related to incentive compensation. See Item 11, Executive Compensation, for further details regarding incentive compensation earned and modifications made to the president's employment contract with the Trust. Interest expense increased by approximately $321,000 as a result of the Trust's execution of a mortgage loan in the amount of $6,200,000 collateralized by the Florida Power and Light property during March 1996. In addition, a decrease in recoveries of amounts previously charged against losses on loans, notes, and interest receivable of $164,958 during 1995 as compared to $16,569 during 1996, which resulted from distributions in respect of the Trust's interest in the liquidating trust, also contributed to the increase in total expenses. See Property Acquisitions and Other Information below for further details regarding the Trust's interest in the liquidating trust. The remaining increase in total expenses on a "same-store" basis, resulted from increases in repairs and maintenance, property operating and depreciation and amortization expense for the properties owned by the Trust prior to January 1, 1995.

     During the year ended December 31, 1996, the Trust realized a net loss from the operation of real estate ventures of ($3,301,212) compared to income of $62,713 for the same period in 1995. This net loss during 1996 represents the Trust's share (53%) of the loss incurred by the real estate venture known as the H Street Venture. The net income from operations of real estate ventures of $62,713 for the year ended December 31, 1995 resulted from the income from operations of the Plaza at Westminster property of $24,950 and income from operations of $37,763 on the H Street Assemblage. The Plaza at Westminster property was sold in June 1995 to an unaffiliated third party. The Trust recognized a gain on sale of $409,290.

The net loss in 1996 is due primarily to a reduction in the book value of the H Street Assemblage during 1996, in the amount of $6,000,000, of which $3,180,000 is the Trust's share. The H Street Venture's carrying value for the property after this reduction was based on the anticipated cumulative sales proceeds pursuant to an agreement with an unaffiliated third party and the sale of a portion of the H Street Venture's land to the United States General Services Administration discussed above.

     The factors discussed above resulted in a consolidated net loss of ($1,757,260) or ($0.17) per share for the year ended December 31, 1996 as compared to consolidated net income of $2,600,045 or $0.25 per share for the year ended December 31, 1995.


PROPERTY ACQUISITIONS AND OTHER INFORMATION

     ACQUISITION ACTIVITIES:

     During the year ended December 31, 1997, the Trust acquired interests in several properties. The table below presents a summary of 1997 acquisitions.



                                                                    Acquisition
                                                        Purchase     Financing
Property's Name             Sq. Ft./       Date of       Price     (in millions)
and Location                # of Units   Acquisition (in millions)      (1)        Description
---------------             ----------   ----------- ------------- -------------   -----------
Phoenix Business Park
 Atlanta, Georgia              110,600      01/15/97      $ 5.5                    Three-building office/
                                                                                   industrial complex;
                                                                                   13 tenants at the time
                                                                                   of acquisition

Butterfield Office Plaza
 Oak Brook, Illinois           200,800      04/30/97      $15.1                    Three-story office build-
                                                                                   ing; 50 tenants at the
                                                                                   time of acquisition

Woodrun Village Apartments
 Yukon, Oklahoma                   192      05/22/97      $ 4.6         $3.6 (2)   Apartment complex

Country Creek Apartments
 Oklahoma City, Oklahoma           320      05/22/97      $ 7.5         $5.9 (2)   Apartment complex

Willowpark Apartments
 Lawton, Oklahoma                  160      05/22/97      $ 4.5         $3.5 (2)   Apartment complex

Winchester Apartments
 Oklahoma City, Oklahoma           192      05/22/97      $ 4.5         $3.6 (2)   Apartment complex

Southlake Corporate Center
 Morrow, Georgia                56,200      07/30/97      $ 4.5                    Three-story office build-
                                                                                   ing; 16 tenants at the
                                                                                   time of acquisition

University Square
 Business Center
 Huntsville, Alabama           184,700      08/26/97      $ 7.3         $5.0 (3)   Six one-story office
                                                                                   buildings; 57 tenants at
                                                                                   the time of acquisition





                                                                    Acquisition
                                                        Purchase     Financing
Property's Name             Sq. Ft./       Date of       Price     (in millions)
and Location                # of Units   Acquisition (in millions)      (1)        Description
---------------             ----------   ----------- ------------- -------------   -----------

Technology Center
 Huntsville, Alabama            48,500      08/26/97      $ 2.5                    Three-story office
                                                                                   building; 2 tenants at
                                                                                   the time of acquisition

Airways Plaza Office Center
 Memphis, Tennessee             87,800      12/10/97      $ 3.2                    Five one-story office
                                                                                   buildings; 3 tenants at
                                                          -----        -----       the time of acquisition
    Total                                                 $59.2        $21.6
                                                          =====        =====


(1)  Represents the amount of permanent mortgage financing assumed at the time of acquisition.  All other additional acquisition costs were paid by either a draw upon the Trust's line of credit or from cash and cash equivalents.

(2)  At the time of the acquisition, the Trust assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds.  Approximately $14.6 million of the assumed debt is tax-exempt and matures on October 1, 2025.  The tax exempt portion do not amortize until November 1, 2005, at which date the interest rates will be reset based upon current rates at that time and the principal balance will amortize over the remaining twenty years of the term of the bonds.  The taxable portion of approximately $2.0 million is fully amortizing over the ten years ending November 1, 2005.  The combined effect of the financing provides a fixed interest rate of 7.3% until November 1, 2005.  A prepayment penalty exists on the bonds for any unscheduled principal payment made prior to September 30, 2005.  The prepayment penalty at acquisition was approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent.  There is no prepayment penalty after September 30, 2005.

(3)  The Trust assumed an existing mortgage loan with an outstanding principal balance of approximately $5.0 million.  The mortgage loan matures in January 2007, bears interest at a fixed rate of 8.89% per annum and requires monthly payments of principal and interest based upon a twenty-five year amortization schedule with a balloon payment of approximately $4.1 million due upon maturity.


     OTHER:

     The Trust has received cash of $309,285, $58,658 and $562,337 during 1997, 1996 and 1995, respectively, in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"). The Trust has recorded $161,539, $16,569 and $164,958, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The remainder of the amount received, $587,214, was recorded as a liability to the Class Action Settlement Fund representing the Trust's share of amounts due under the terms of the previously settled VMS securities litigation, of which $493,685 was paid and the remaining $93,529 is included in the liabilities on the Trust's December 31, 1997 balance sheet.

FACTORS AFFECTING THE TRUST'S BUSINESS PLAN

     GENERAL FACTORS AFFECTING SHARE PRICE. The market price of the Shares may fluctuate in response to a variety of factors, including but not limited to: (i) variations in the Trust's quarterly operating results including changes in FFO; (ii) the gain or loss of tenants at the Trust's properties; (iii) general risks, changes or trends in the real estate industry; (iv) increased competition with other entities or persons engaged in the same business; (v) legislative or regulatory changes; (vi) fluctuations in interest rates; and (vii) a change in management of the Trust. In addition, the stock market has in the past experienced extreme price and volume fluctuations which have affected the market price of securities of companies for reasons frequently unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Shares.

     FACTORS AFFECTING OPERATING RESULTS. The factors which may affect the Trust's liquidity and capital resources as well as results of operations, include but are not limited to: (i) the Trust's ability to obtain additional capital by securing long-term mortgage financing for its Lexington, Newtown, Phoenix Business Center, Southlake Corporate Center, Technology Center, Colonial Penn Office Building and Airways Plaza properties on terms acceptable to the Trust; (ii) the Trust's ability to extend the Revolving Line beyond May 31, 1998 on terms and conditions acceptable to the Trust or to replace it with a similar revolving credit facility; (iii) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (iv) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park, 6901 Riverport Drive, Technology Center and Airways Plaza properties; (v) the Trust's ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases since approximately 17% of the tenant leases at the Trust's properties are scheduled to expire in 1998 (management believes that the Trust's "in place" Base Rents are generally below market rates); and (vi) market conditions and rental rates where the Trust's properties are located.

     GENERAL REAL ESTATE INVESTMENT RISKS. Real property investments are subject to certain risks that may not always be predictable or controllable. The cash flow generated by, and potential capital appreciation realized from, real property investments may be adversely affected by the national and regional economic climate (which, in turn, may be adversely impacted by plant closings, industry slow-downs, income tax rates, interest rates, demographic changes and other factors), local real estate conditions (such as oversupply of, or reduced demand for rental space in the area), the attractiveness of the properties, zoning and other regulatory restrictions, competition from other land developers or developments, increased operating costs (including maintenance costs, insurance premiums and real estate taxes), perceptions by tenants or potential buyers of the safety, convenience and attractiveness of the property and the ability of the owner of the property to provide capable management and adequate maintenance. In light of the foregoing factors, there can be no assurance that the cash flow generated by, and capital appreciation realized from, the Trust's properties will be sufficient to cover expenses or recover costs or provide a return of or on capital.

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

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired eighteen of its properties since June of 1995. The most recently acquired properties may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. In addition, it is possible that the operating performance of the most recently acquired properties may decline.

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

     POTENTIAL INABILITY TO REPAY OR REFINANCE INDEBTEDNESS AT MATURITY. The Trust is subject to risks normally associated with debt financing, including the risk that the Trust's cash flow will be insufficient to meet required payments of principal and interest, the risk that any indebtedness will not be able to be refinanced or that the terms of any such refinancing will be less favorable than the terms of the expiring indebtedness. The Trust anticipates that scheduled principal payments and loan maturities due in connection with the Trust's indebtedness will total approximately $4.8 million and $10.5 million for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. The loan secured by Milwaukee Property in the amount of $3.6 million will mature in 1998, and the Revolving Line in the amount of $9.1 million, assuming no additional draws, will mature in 1999. Although the Trust may seek to renew or extend the line, there can be no assurance that the Trust will be able to negotiate an extension or renewal for terms and conditions acceptable to the Trust, if at all. If the Trust is unable to renew or extend the line, the Trust will be required to repay the amounts outstanding as of May 31, 1998 to ANB by May 31, 1999.

Although the Trust will seek an alternative source of funds, should it be unable to renegotiate or extend the line, there can be no assurance that financing would be available on acceptable terms and conditions, if at all.

     POTENTIAL EFFECT OF RISING INTEREST RATES ON TRUST'S VARIABLE RATE DEBT. Advances under the Revolving Line bear interest at variable rates and the interest rate payable on the Riverport bonds issued for the benefit of the Trust are subject to periodic adjustments based on the then current market interest rates. In addition, the Trust may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Trust's interest expense, which could adversely affect the Trust's financial condition and results of operations.

See "--Liquidity and Capital Resources" above.

     CONCENTRATION OF TENANTS AT SIGNIFICANT PROPERTIES. At each of the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park, 6901 Riverport Drive, Technology Center and Airways Plaza properties, one or two tenants occupy all or a substantial majority of the leased space. If one or more of the tenants at these properties were to default on its lease or file for bankruptcy or reorganization, the Trust's revenues could be reduced, particularly if the Trust were unable to re-lease the vacant space on comparable terms and conditions. Therefore, the bankruptcy or default by one of these tenants could have an adverse effect on the Trust's financial condition and results of operations. See Portfolio Summary
Schedule in Other Information for information regarding lease expirations at the properties.

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

     RESTRICTIONS ON RE-LEASING SPACE. Tenant leases often grant tenants the exclusive right to sell certain types of merchandise or provide certain types of services within a property, or limit other tenants' rights to sell such merchandise or provide such services. Certain leases at Northlake Tower Shopping Center contain these types of restrictions, which may limit the number and types of prospective tenants for vacant space at this property.

     SUBSTANTIAL DEBT OBLIGATIONS. As of December 31, 1997, the Trust's indebtedness (Mortgage Loans Payable and Bonds Payable) aggregated approximately $92.1 million and the ratio of debt to net assets for the Trust was 58%. Debt as a percentage of total market capitalization as of December 31, 1997 assuming a $5.25 share price was 57%. The Trust's ability to service its debts and other obligations when they become due depends on, among other things, the Trust's ability to secure additional capital and the properties' ability to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could lose the property securing these obligations, which would have a material adverse effect on the Trust's financial condition and results of operations.

     ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT -- TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT. The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Code, and the Trust believes that it has been organized and has operated in such a manner so as to qualify as a REIT for federal income tax purposes. Although the Trust believes that it will remain organized and will continue to operate so as to qualify as a REIT, no assurance can be given that the Trust has so qualified or will be able to remain so qualified. Qualifica-tion as a REIT involves the satisfaction of numerous requirements (in certain instances, on an annual and quarterly basis) set forth in highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and may be affected by various factual matters and circumstances not entirely within the Trust's control. In the case of a REIT, such as the Trust, that holds a substantial portion of its assets in partnership form, the complexity of these Code provisions and the applicable Treasury Regulations that have been promulgated thereunder is even greater. Further, no assurance can be given that future legislation, new Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Trust, however, is not aware of any pending proposal to amend the tax laws that would materially and adversely affect its ability to operate in such a manner so as to qualify as a REIT.

     If the Trust were to fail to qualify as a REIT with respect to any taxable year, the Trust would not be allowed a deduction in computing its taxable income from amounts distributed to its shareholders, and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, any net earnings of the Trust available for investment or distribution to Shareholders would be reduced for the year or years involved because of the Trust's additional tax liability, and distributions to Shareholders would no longer be required to be made. Moreover, unless entitled to relief under certain statutory provisions, the Trust would also be ineligible for qualification as a REIT for the four taxable years following the year during which such qualification was lost. Although the Trust believes it has operated and currently intends to operate in a manner designed to allow it to continue to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to determine that it is in the best interests of the Trust and its shareholders to revoke the REIT election.

     EFFECT OF REIT DISTRIBUTION REQUIREMENTS. To maintain its status as a REIT for federal income tax purposes, the Trust generally will be required each year to distribute to its shareholders at least 95% of its taxable income (excluding any net capital gain and after certain adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for such year plus 95% of its capital gain net income for such year plus 100% of its undistributed income from prior taxable years.

     The Trust intends to make distributions to its shareholders to comply with the 95% distribution requirement of the Code and to avoid the nondeductible excise tax described above. The Trust anticipates that cash flow from operations, will be sufficient to enable it to pay its operating expenses and meet the distribution requirements of a REIT, but no assurances can be given that this will be the case. In addition, differences in timing between: (i) the actual receipt of income and the actual payments of expenses; and (ii) the inclusion of such income and the deduction of such expenses in arriving at taxable income of the Trust could leave the Trust without sufficient cash to enable it to meet the REIT distribution requirements. Accordingly, the Trust could be required to borrow funds or liquidate investments on adverse terms to comply with such requirements. The requirement to distribute a substantial portion of the Trust's taxable income could also cause the Trust to be required to distribute amounts that would otherwise be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would necessitate additional borrowings or sales of assets to fund the costs of such items and could restrict the Trust's ability to expand at a pace necessary to remain competitive.

     LIFE OF THE TRUST. Under the Declaration of Trust, the Trustees are required to use reasonable efforts to terminate the Trust by October 17, 2001; provided that the Trustees are required to determine in good faith that the termination is in the shareholders' best interests. This provision may result in the Trust: (i) being unable to obtain capital, either debt or equity or renew existing financing on terms and conditions acceptable to the Trust, if at all; (ii) liquidating properties at prices below those which might prevail if the Trust was not forced to terminate. Any of these factors could have an adverse effect on the Trust's financial condition and results of operations.

     POTENTIAL INCREASES IN CERTAIN TAXES AND REGULATORY COMPLIANCE COSTS. Increases in income, service or transfer taxes are generally not passed through to tenants under leases and may, therefore, adversely affect the Trust's cash flow and its ability to make distributions to shareholders. The Trust's properties are also subject to various federal, state and local regulatory requirements, such as those imposed by the Americans with Disabilities Act (the "ADA"), which require all public accommodations and commercial facilities to meet certain federal standards related to access and use by disabled persons, and state and local fire and life safety standards. Failing to comply with the ADA could result in the imposition of fines by governmental authorities or an award of damages to private litigants. The Trust believes that its existing properties are in substantial compliance with these regulatory requirements. However, existing statutes or rules may be amended or new statutes or rules may be adopted, each of which may have an adverse effect on the Trust's financial condition and results of operations.

     POSSIBLE ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a given property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs that these parties incur in connection with any environmental contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating responsibility. The costs of investigating, remediating or removing substances may be substantial, and the presence of these substances, or the failure to properly remediate the contamination on a property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removing or remediating a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the person owns or operates the facility. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

     The Trust is not aware of any environmental liability that the Trust believes would have a material adverse effect on the Trust's business, assets or results of operations taken as a whole. There can be no assurance, however, that the Trust would have knowledge of all conditions giving rise to potential environmental liabilities subsequent to its acquisition of a property since the Trust has ordered Phase I Environmental Assessments only as part of its acquisition due diligence for each of its properties and has only ordered Phase II Environmental Assessments in limited circumstances when circumstances indicate. Moreover, there can be no assurance that: (i) future laws, ordinances or regulations will not impose any material environmental liability; or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust. Any expenditures associated with environmental liabilities of the Trust could have an adverse effect on the Trust's financial condition and results of operations.


OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this Report an expanded understanding of the properties owned as of December 31, 1997.


                                        BANYAN STRATEGIC REALTY TRUST
                                              PORTFOLIO SUMMARY
                                              December 31, 1997

                                                                           Scheduled Lease
                                        Net Carrying                         Expirations
                                            Value             Occu-    -------------------------
                           Square   ---------------------     pancy                        After
                           Footage     Dollars      Sq Ft       %        1998      1999     1999
                           -------    ---------     -----     -----      ----      ----    -----

FLEX/INDUSTRIAL
---------------

Milwaukee
Industrial
Properties
Milwaukee, WI              235,800  $ 5,610,000    $23.79       87%       32%       12%      43%

Elmhurst Metro
Court
Elmhurst, IL               140,800    5,057,000     35.92       93%       38%       23%      32%

Willowbrook
Industrial Court
Willowbrook, IL             84,300    3,844,000     45.60      100%       55%       15%      30%

Quantum Business
Center
Louisville, KY             182,200    4,946,000     27.15       91%       40%       23%      28%

6901 Riverport
Drive
Louisville, KY             322,100    9,780,000     30.36      100%        0%        0%     100%

Lexington
Business Center
Lexington, KY              308,800    7,171,000     23.22       93%        6%        3%      84%

Newtown Distri-
bution Center
Lexington, KY               87,100    3,464,000     39.77       92%       66%       10%      16%
                         ---------  -----------    ------      ----      ----      ----     ----
    Sub-total            1,361,100  $39,872,000    $29.29       94%       24%       10%      60%
                         ---------  -----------    ------      ----      ----      ----     ----





                                                                           Scheduled Lease
                                        Net Carrying                         Expirations
                                            Value             Occu-    -------------------------
                           Square   ---------------------     pancy                        After
                           Footage     Dollars      Sq Ft       %        1998      1999     1999
                           -------    ---------     -----     -----      ----      ----    -----
OFFICE
------

Colonial Penn
Building
Tampa, FL                   79,200   $7,860,000    $99.24      100%        0%        0%     100%

Florida Power
& Light Building
Sarasota, FL                83,100    9,384,000    112.92      100%        0%        0%     100%

Woodcrest Office
Park
Tallahassee, FL            265,900   11,436,000     43.01       92%       16%       19%      57%

Midwest Office
Center
Oakbrook
Terrace, IL                 77,000    5,047,000     65.55       96%       27%       19%      50%

Phoenix Business
Park
Atlanta, GA                110,600    5,419,000     49.00       92%        0%       11%      81%

Butterfield
Office Plaza
Oak Brook, IL              200,800   15,077,000     75.08       97%       14%       23%      60%

Southlake
Corporate Center
Morrow, GA                  56,200    4,464,000     79.43       96%        8%        4%      84%

University Square
Business Center
Huntsville, AL             184,700    7,359,000     39.84       92%       30%       15%      47%

Technology Center
Huntsville, AL              48,500    2,526,000     52.08      100%        0%        0%     100%

Airways Plaza
Office Center
Memphis, TN                 87,800    3,161,000     36.00      100%        3%       93%       4%
                         ---------  -----------    ------      ----      ----      ----     ----
    Sub-total            1,193,800  $71,733,000    $60.09       95%       13%       20%      62%
                         ---------  -----------    ------      ----      ----      ----     ----




                                                                           Scheduled Lease
                                        Net Carrying                         Expirations
                                            Value             Occu-    -------------------------
                           Square   ---------------------     pancy                        After
                           Footage     Dollars      Sq Ft       %        1998      1999     1999
                           -------    ---------     -----     -----      ----      ----    -----
RETAIL
------

Northlake
Tower Shopping
Center
Atlanta, GA                321,800 $ 16,902,000    $52.52       99%        2%        5%      92%
                         --------- ------------    ------      ----      ----      ----     ----
    Total                2,876,700 $128,507,000    $44.67       95%       17%       13%      65%
                         ========= ============    ======      ====      ====      ====     ====


RESIDENTIAL
-----------

                                       Net Carrying Value
                            Resi-     -------------------     Occu-
                           dential                   Per      pancy
                            Units       Dollars      Unit       %
                          --------     --------     -----     -----
Country Creek
Apartments
Oklahoma City,
OK                             320    7,406,000   $23,144       96%

Willowpark
Apartments
Lawton, OK                     160    4,414,000    27,588       93%

Winchester Run
Apartments
Oklahoma City,
OK                             192    4,452,000    23,188       97%

Woodrun Village
Apartments
Yukon, OK                      192    4,532,000    23,604       98%
                               --- ------------   -------       ---
    Total                      864 $ 20,804,000   $24,079       96%
                               === ============   =======       ===

PORTFOLIO TOTAL                    $149,311,000                 95%
                                   ============                 ===



                                        BANYAN STRATEGIC REALTY TRUST
                                         COMPARISON OF AVERAGE RENTS


                                                        Average                   Average
                               Square Footage         "In Place"                  Market
Property Type                     (Note 1)            Base Rents (2)            Base Rents
-------------                  --------------         --------------            ----------

Flex/Industrial                     1,335,735             $4.52                    $4.56

Office                              1,114,611              7.98                     9.35

Retail                                321,800              8.73                     9.98
                                   ----------             -----                    -----

  Total                             2,772,146             $6.40                    $7.12
                                   ==========             =====                    =====


                                                          Average
                                                        "In Place"
                                                         Rents Per                Market
                                                            Unit                   Rent
                                     Units                (Note 3)               Per Unit
                                  -----------           -----------             ----------

Residential                           864                   $378                    $423
                                      ===                   ====                    ====


(1)        The In Place Rents for approximately 105,000 square feet of the portfolio have been excluded from the above calculation because the lease terms relative to that space are unique compared to the market.  It is the
Trust's view that inclusion of these rents in the above computation would make the analysis less meaningful.

(2)        Depending on lease terms at individual properties, the average In Place rents may reflect either gross rental rates (where the owner pays operating expenses) or net rental rates (where the tenant pays operating expenses).

(3)        A portion of the difference between the above In Place Rents and Market Rents per unit is attributable to the difference in the size of the Trust's rental units compared to the size of other similar units in the market place.  The Trust's In Place Rents adjusted for the size differential are 5% to 7% below the Market.


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

                               PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The trustees and executive officers of the Trust are as follows:

         Walter E. Auch, Sr.           Trustee
         Norman M. Gold                Trustee
         Marvin A. Sotoloff            Trustee
         Leonard G. Levine             President
         Neil D. Hansen                First Vice President
         Robert G. Higgins             Vice President and
                                       Secretary/
                                       General Counsel
         Joel L. Teglia                Vice President/
                                       Chief Financial Officer
         Jay E. Schmidt                Vice President/Investments


     WALTER E. AUCH, SR., age 76, was the chairman and chief executive officer of the Chicago Board Options Exchange from 1979 to 1986. Prior to that time, he was executive vice president, director and a member of the executive committee of Paine Weber. Mr. Auch is a director of Pimco L.P., Geotek Industries, Smith Barney Concert Series Funds, Smith Barney Trak Fund, Nicholas Applegate Funds and Fort Dearborn Fund, and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch has been a trustee of the Trust since 1986. Mr. Auch is also a director of Semele Group, Inc. (f/k/a Banyan Strategic Land Fund II) and a director of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund).

     NORMAN M. GOLD, age 67, is a senior partner in the law firm of Altheimer & Gray and has actively practiced law for over 40 years, specializing in tax, corporate and real estate law. Mr. Gold is also a trustee of New Plan Realty Trust. Mr. Gold has been a trustee of the Trust since 1986. Mr. Gold is a certified public accountant and a member of the Chicago and American Bar Associations.

     MARVIN A. SOTOLOFF, age 54, is chairman and chief executive officer of Equity Resources Ltd., a company involved in commercial real estate brokerage, leasing and development. Prior to joining Equity Resources Ltd., Mr. Sotoloff was the regional vice president of Premisys Real Estate Services, Inc., a division of the Prudential Realty Group, and was executive vice president of The Palmer Group Ltd. He is a past president of the Chicago Office Leasing Brokers Association, a licensed real estate broker and a member of the Illinois and Pennsylvania Bar Associations. Mr. Sotoloff has been a trustee of the Trust since 1986.

     LEONARD G. LEVINE, age 51, has been president of the Trust since 1990.

He received a B.S./B.A. Degree in Accounting from Roosevelt University and a Masters Degree in Taxation from DePaul University. His areas of specialty include real estate syndications, estate planning and taxation of closely-held corporations. Mr. Levine is also a certified public accountant and a licensed real estate broker.

     NEIL D. HANSEN, age 51, has been first vice president of the Trust since 1991. He received a B.S. Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

     ROBERT G. HIGGINS, age 46, has been vice president and general counsel of the Trust and secretary of the Trust since 1995. From 1990 to 1992, Mr. Higgins was a contract partner at the law firm of Chapman and Cutler. Mr. Higgins' legal experience has concentrated in the areas of real estate development, finance, acquisition, land use, sales, lending, syndications, general corporate and business practice. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. He received a B.A. Degree in Government from the University of Notre Dame and a J.D. from Loyola University of Chicago. Although Mr. Higgins is an executive officer of the Trust, he is not an employee of the Trust. Mr. Higgins is the sole proprietor of a law practice known as Robert G. Higgins, Attorney at Law.

     JOEL L. TEGLIA, age 36, has been vice president and chief financial officer of the Trust since 1994. Prior to assuming the responsibilities of his current position, Mr. Teglia held the position of Controller for Banyan Management Corp. from 1991 to 1994. He received a B.B.A. Degree in Accounting from the University of Notre Dame. Mr. Teglia is a certified public accountant.

     JAY E. SCHMIDT, age 46, became vice president of the Trust in 1995. Prior to being appointed as vice president of the Trust, Mr. Schmidt served as vice president of acquisitions for Banyan Management Corp. since 1992 as an acquisition executive on behalf of the Trust. Prior to 1992, Mr. Schmidt was an independent real estate consultant and broker and a vice president of Mortgage Guaranty Insurance Corporation, Milwaukee, Wisconsin.

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

B.  EXECUTIVE COMPENSATION

     Compensation paid to executive officers of the Trust for the years ended December 31, 1997, 1996 and 1995 are as follows:

                               Annual Compensation (1)                  Long-Term Compensation (1)
                       -----------------------------------------------------------------------------------
                                                                        Awards                Payouts
                                                                ----------------------  ------------------
(a)                     (b)     (c)        (d)         (e)      (f)         (g)         (h)      (i)
                                                       Other                Securities
                                                       Annual   Restricted  Underlying           All other
                                                       Compen-    Stock      Options/    LTIP     Compen-
                        Year     Salary    Bonus (3)   sation   Awards (4)   SARs (#)   Payouts   sation
                        ----    --------   ---------   -------  ----------  ----------  -------  ---------

Leonard G. Levine,      1997    $195,540     $  --       --     $2,319,292       --    $   --        --
President and Chief     1996    $189,247     $  --       --     $    7,700       --    $ 66,985      --
Executive Officer       1995    $184,812     $  --       --     $   24,900       --    $111,739      --
(2)

Jay E. Schmidt,         1997    $165,281     $35,000 (5) --          --          --       --         --
Vice President/         1996    $154,615     $65,000     --          --          --       --         --
Investments             1995    $148,136     $27,000     --          --          --       --         --

Neil D. Hansen          1997    $192,546     $20,000     --          --          --       --         --
First Vice President/   1996       --          --        --          --          --       --         --
Asset Management        1995       --          --        --          --          --       --         --

Joel L. Teglia          1997    $ 95,160     $10,000     --          --          --       --         --
Vice President/         1996       --          --        --          --          --       --         --
Chief Financial Officer 1995       --          --        --          --          --       --         --





----------

(1) Compensation for executives of the Trust other than Mr. Levine for 1997, 1996 and 1995 was less than $100,000 per individual.

(2) See discussion below under "Employment Agreements".

(3) For 1997, 1996 and 1995, bonus for all employees other than Mr. Levine were discretionary and based on job performance pursuant to an annual review.

(4) As of the fiscal year ended December 31, 1997, Mr. Levine owned 503,504 shares of beneficial interest which were restricted until September 29, 1997, the vesting date for these shares.  The value of these shares as of
December 31, 1997 was $2,643,396 and Mr. Levine owns all of these shares free of any vesting conditions.  Since the issuance of these shares, Mr. Levine has been and will continue to be entitled to all dividends or other distributions in respect of such shares.

(5) The $27,000 bonus represents Mr. Schmidt's 1994 bonus paid in 1995.  During 1996, Mr. Schmidt was paid a bonus equal to $30,000 for the year ended December 31, 1995 and $35,000 for the year ended December 31, 1996.


     EMPLOYMENT AGREEMENTS. The Trust has entered into an employment agreement with only one of the executives named above, Leonard G. Levine. Mr. Levine has served as the Trust's President and Chief Executive Officer since 1990 and recently entered into a new agreement with the Trust to continue in that position through December 31, 2001. Under the new agreement, which was signed on March 11, 1998, but which became retroactively effective as of October 1, 1997, the Trust will pay Mr. Levine a base salary equal to $200,000 per year during the first two and one-quarter years of the contract, increasing to $210,000 per year during the last two years of the agreement. In addition, Mr. Levine may also earn incentive compensation during each year of the agreement equal to 62.5% of the base salary for that year subject to the Trust achieving certain predetermined levels of "funds from operations." The Trust has also granted Mr. Levine non-qualified stock options to purchase an aggregate of 350,000 shares of the Trust's common shares of beneficial interest at an exercise price equal to $5.50 per share.

     Options to purchase 100,000 shares vested and became exercisable upon execution of the agreement. Options to purchase an additional 100,000 shares will vest and become exercisable in 25,000 share increments at the end of each calendar year of the agreement with the first increment of 25,000 shares vesting and becoming exercisable on December 31, 1998. Options to purchase an additional 50,000 shares will vest and become exercisable if during any consecutive thirty (30) trading days during the term of the agreement the closing price of the common shares averages $8.50 per share. Options to purchase an additional 100,000 shares will vest and become exercisable on a proportionate basis if during any thirty (30) consecutive trading days during the term of the agreement the closing price of the shares averages more than $8.50 per share with full vesting occurring with respect to 75,000 shares if the closing price averages $9.00 per share and $10.00 per share with respect to the other 25,000 shares.
The number of shares underlying the options and the exercise price of each option are subject to adjustment from time to time if the Trust: (i) issues or sells additional common shares of beneficial interest in exchange for consideration at a price less than the prevailing market price of the Trust's shares at the time of issuance; (ii) issues or sells warrants with exercise prices less than the prevailing market price; (iii) declares a dividend or otherwise makes a distribution to the holders of its common shares in the form of additional common shares; (iv) subdivides its outstanding common shares of beneficial interest into a larger number of common shares; or (v) combines its outstanding common shares into a smaller number of common shares. All of the options must be exercised by October 1, 2007, except that if Mr. Levine dies or becomes permanently disabled during the term of the agreement, then all options which have vested must be exercised within one year of death or permanent disability. In addition, upon death or permanent disability, all options not otherwise vested, but which would or will vest within six months following the date of death or permanent disability either by passage of time or satisfaction of the various performance standards will be deemed vested and become exercisable within the same one-year time period.

     The agreement also requires the Trust to provide Mr. Levine with both life and disability insurance benefits during the term of the agreement, as well as all non-wage benefits provided by the Trust to its other salaried employees. The agreement grants the Trust the right to terminate Mr. Levine's employment if the Trust does not achieve certain earnings targets in each fiscal year within thirty (30) calendar days after the Trust files its annual report on Form 10-K with the Securities and Exchange Commission for the preceding year. The Trust may also terminate Mr. Levine if he is convicted of, or has a civil judgment rendered against him for, theft or embezzlement of the Trust's property, is convicted of a felony resulting in injury to the Trust's business property or reputation, if a civil judgment is rendered that Mr. Levine breached his duty of loyalty to the Trust or if an arbitrator determines that Mr. Levine has refused to perform, or willfully failed to perform, his material duties under the agreement or committed intentional acts that caused material damage to the Trust's business or properties or performed his material duties in a manner that constituted gross negligence.

     Mr. Levine has the right to terminate the agreement upon ninety (90) days' notice to the Trust for any reason (the "Notice Termination"), or upon a "Change of Control" or "Constructive Termination." For these purposes, "Change of Control" will be deemed to have occurred if the members of the board of trustees as of October 1, 1997 fail to constitute a majority of the members of the Board, except for board members consented to by Mr. Levine, or if the Shareholders of the Trust adopt a plan of liquidation or take other action having the effect of a plan of liquidation without the recommendation and approval of the Board. A "Constructive Termination" will be deemed to have occurred if Mr. Levine's authority is materially reduced or if there is a material adverse change in his working conditions or if the Trust requires him to relocate from the Chicago metropolitan area. If Mr. Levine terminates the agreement upon a "Change of Control" or is deemed to suffer a "Constructive Termination" the Trust will be obligated to pay Mr. Levine all amounts which would have been paid under the agreement. For purposes of making this calculation, the Trust will be deemed to have satisfied all standards applicable to the payment of incentive compensation and all options granted will become vested and immediately exercisable. If Mr. Levine is not employed by the Trust on January 1, 2002, pursuant to a written employment agreement, and has not then died or become permanently disabled, the Trust is obligated to pay Mr. Levine $210,000, unless the agreement has previously been terminated by the Trust either due to the Trust's failing to achieve certain performance standards or for "Just Cause" or by Mr. Levine by a Notice Termination.

     During the fiscal year ended December 31, 1997, Mr. Levine was compensated, through September 30, 1997, pursuant to the terms of an agreement executed as of January 1, 1990 and subsequently amended which was replaced by the agreement described above. Mr. Levine was paid a base salary during the nine months ended September 30, 1997 equal to $195,540 on a per annum basis. Mr. Levine was also entitled to receive compensation under an incentive program based on recoveries by the Trust on "foreclosed real estate assets" owned by the Trust as of December 31, 1992 and on the performance of the Trust's reinvestment activities commencing as of January 1, 1993.

     Specifically, Mr. Levine was able to earn incentive compensation based upon disposition of foreclosed real estate assets equal to: (i) 1% of the amount of the Trust's secured claims existing as of January 1, 1990 which were converted into cash on or after January 1, 1993; and (ii) 3% of the Trust's unsecured claims existing as of January 1, 1990 which were converted into cash on or after January 1, 1993. Further, Mr. Levine was able to earn annual incentive compensation based upon the performance of the Trust's "reinvestment activities" by comparing the yield on these activities to the yield on five-year Treasury Notes plus 100 basis points ("investment hurdle") as of January 1 of each year (commencing as of January 1, 1993) equal to: (i) $500 for each basis point by which the Trust's rate of return from reinvestment activities exceeded the investment hurdle up to 500 basis points; and (ii) $250 per each basis point by which the rate of return from reinvestment activities exceeded the investment hurdle plus 500 basis points. All incentive compensation earned on reinvestment activities was to be paid 80% in cash and 20% in shares ("Award Shares") of the Trust on March 15 of the year following the period for which the incentive was earned. The agreement also provided that as soon as practicable after December 31, 1997, the aggregate incentive compensation paid in respect of reinvestment activities would be computed on a cumulative basis covering the period January 1, 1993 through December 31, 1997 or the date of employment termination. For purposes of the cumulative computation, the Trust was deemed to realize all profits and gains on the reinvestment activities, but which were not actually realized.

As described above, since this cumulative computation exceeded the actual amount paid to Mr. Levine, the Trust awarded Mr. Levine additional shares of the Trust equal in value to the excess compensation owed to Mr. Levine (the "Additional Incentive Compensation"). For these purposes, the shares were valued at a price equal to $3.75 per share. If the calculation had resulted in Mr. Levine receiving more incentive compensation during the term of the agreement than otherwise reflected by the cumulative computation, Mr. Levine would have been required to forfeit shares to the Trust equal in value to the excess. For these purposes, the number of the shares would be valued at the average price at which they were issued to Mr. Levine under the agreement.

     On September 3, 1997, the Trust and Mr. Levine further amended the old agreement based on an analysis performed by the Trust which indicated that the Trust would owe Mr. Levine Additional Incentive Compensation at the end of calendar year 1997 based on projections of the Trust's asset values. In an effort to remove the uncertainty this may have caused in the Trust's discussions with potential investors, the Trust and Mr. Levine agreed to fix the amount of Additional Incentive Compensation as well as incentive compensation due Mr. Levine for the period January 1, 1997 through August 31, 1997. Under this amendment, the Trust agreed to issue 400,000 shares of beneficial interest in the Trust in respect of this compensation.

For purposes of this issuance, the shares were issued at a price equal to the average closing price of the Trust's shares for the five business days ended August 31, 1997, which was $4.812 per share.


C.  EXECUTIVE AND DIRECTORS STOCK OPTION PLAN

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

     The Board administers the Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On July 8, 1997, the Board granted initial options to purchase a total of 41,000 shares at an exercise price of $4.08 per share (the closing price on the day of the grant of the options) to various executives and employees of the Trust exclusive of Leonard G. Levine, who was granted options pursuant to his Employment Agreement. On November 19, 1997, the board granted options to purchase a total of 133,000 shares at an exercise price of $6.375 per share (the closing price on the date of the grant of the options) to various executives and employees of the Trust exclusive of Leonard G. Levine. Pursuant to the terms of the Plan, options for all shares granted under the Plan to executives and employees will generally be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and
(iii) the remainder of the shares commencing on the third anniversary of the date of grant.

     Stock Options granted or exercised by executive officers for the year ended December 31, 1997, are as follows:


                                   Stock Option Grants in 1997 Fiscal Year
                                   ---------------------------------------
(a)                          (b)         (c)             (d)           (e)
                                                                                   Potential Realized
                                                                                    Value at Assumed
                                                                                 Annual Rates of Stock
                         Number of   % of Total                                   Price Appreciations
                         Securities    Options                                      for Option Term
                         Underlying  Granted to                                -----------------------
                          Options    Employees in    Exercise or   Expiration      (f)         (g)
Name                      Granted    Fiscal Year      Base Price      Date          5%         10%
----                     ---------- -------------    ----------- -------------  ----------  ----------

Leonard G. Levine           350,000        67%          $5.50      Oct 1, 2007  $1,210,622  $3,067,954

Jay E. Schmidt                5,000         1%          $4.08      Jul 7, 2007  $   12,829  $   32,512
                             20,000         4%          $6.38     Nov 18, 2007  $   80,184  $  203,202

Neil D. Hansen                5,000         1%          $4.08      Jul 7, 2007  $   12,829  $   32,512
                             20,000         4%          $6.38     Nov 18, 2007  $   80,184  $  203,202

Robert G. Higgins             5,000         1%          $4.08      Jul 7, 2007  $   12,829  $   32,512
                             20,000         4%          $6.38     Nov 18, 2007  $   80,184  $  203,202

Joel L. Teglia                5,000         1%          $4.08      Jul 7, 2007  $   12,829  $   32,512
                             15,000         3%          $6.38     Nov 18, 2007  $   60,138  $  152,402



                                 Aggregated Option/SAR Exercises During 1997
                                       and December 1997 Option Values
                                --------------------------------------------

                                                               Number of
                                                              Securities                 Value of
                                                              Underlying                Unexercised
                                                          Unexercised Options      In-the-Money Options
                                                            at December 31            at December 31
                                                          -------------------      ---------------------
                     Shares Acquired       Value             Exercisable/              Exercisable/
Name                   on Exercise        Realized           Unexercisable             Unexercisable
----                 --------------       --------           -------------             -------------

Leonard G. Levine          --              $  --      100,000/ 250,000 (1)             $0 / $0
Jay E. Schmidt             --              $  --            0/  25,000                 $0 / $5,850
Neil D. Hansen             --              $  --            0/  25,000                 $0 / $5,850
Robert G. Higgins          --              $  --            0/  25,000                 $0 / $5,850
Joel L. Teglia             --              $  --            0/  20,000                 $0 / $4,680


     (1)  Reflects options granted under Mr. Levine's contract which was executed on
          March 11, 1998, effective as of October 1, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 27, 1998 regarding the number and percentage of outstanding shares of the Trust beneficially owned by: (i) each Trustee; (ii) each executive officer;
(iii) all Trustees and executive officers as a group; and (iv) entities that are known by the Trust to be the beneficial owners of more than 5% of the shares of beneficial interest. Share amounts and percentages shown for each person or entity are adjusted to give effect to common shares that are not outstanding but may be acquired by a person or entity upon exercise of all options exercisable by such entity or person within 60 days of
February 27, 1998. However, those common shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

                                          Amount of
Title of         Name and Address of      Beneficial        Percentage
Class             Beneficial Owners       Ownership         of Shares
--------         -------------------      ----------        ----------

Shares of        FMR Corp. (1)            1,110,550              8.4%
Beneficial       Fidelity Management
Interest           & Research Company
                 Fidelity Low-Priced
                   Stock Fund
                 Fidelity Management
                   Trust Company
                 Edward C. Johnson 3d
                 Abigail P. Johnson
                 82 Devonshire Street
                 Boston, MA 02109


Shares of        Magten Asset Management  1,897,605              14.3%
Beneficial         Corp. (2)
Interest         Mellon Bank, N.A. as Trustee
                   for the General Motors
                   Employees Domestic Group
                   Pension Trust
                 General Motors Investment
                   Management Corporation
                 350 East 21st Street
                 New York, NY 10010

Shares of        Morgens Waterfall Income 2,192,501              16.6%
Beneficial         Partners, L.P. (3)
Interest         Restart Partners, L.P.
                 Restart Partners II, L.P.
                 Restart Partners III, L.P.
                 Restart Partners IV, L.P.
                 Restart Partners V, L.P.
                 Endowment Restart, L.L.C.
                 10 East 50th Street
                 New York, NY 10022

Shares of        Leonard G. Levine,         612,504 (5)        4.6%
Beneficial       President (4)
Interest

Shares of        Neil D. Hansen,             13,688       Less than 1%
Beneficial       First Vice President (4)
Interest

                                          Amount of
Title of         Name and Address of      Beneficial        Percentage
Class             Beneficial Owners       Ownership         of Shares
--------         -------------------      ----------        ----------

Shares of        Jay E. Schmidt               2,001       Less than 1%
Beneficial       Vice President (4)
Interest

Shares of        Joel L. Teglia               1,206       Less than 1%
Beneficial       Vice President and
Interest         Chief Financial Officer (4)

Shares of        Robert G. Higgins            1,081 (6)   Less than 1%
Beneficial       Vice President (4)
Interest

Shares of        All Trustees and           630,480            4.7%
Beneficial       Officers of the Trust,
Interest         as a group (8 persons)

--------------------

     (1) FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson (who together with other members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp.) have filed reports with the Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of the Record Date, Fidelity Management & Research Company, an investment adviser registered under the Investment Advisers Act of 1940 (the "1940 Act"), and Fidelity Low-Priced Stock Fund, an investment company which it serves as investment adviser, owned 991,750 shares or 7.47% of the outstanding common shares. Edward C. Johnson 3d and FMR Corp. each has sole dispositive power over these 991,750 shares, but neither has sole voting power over these shares. As of the Record Date, Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., owned 118,800 shares or .9% of the outstanding common shares as a result of serving as investment manager of institutional accounts. Edward C. Johnson 3d and FMR Corp. each has sole voting and dispositive power over these 118,800 common shares.

     (2) Magten Asset Management Corp. ("Magten") is an investment adviser registered under the 1940 Act. Magten has filed reports with the Commission pursuant to Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. Magten has shared dispositive power over 1,897,605 common shares, and shared voting power over 1,436,005 common shares. The General Motors Employees Domestic Group Pension Trust (the "GM Trust") receives investment management services from General Motors Investment Management Corporation (the "GM Adviser"), an investment adviser registered under the 1940 Act. Magten provides investment management services to the GM Trust. The GM Trust and the GM Adviser have shared voting and dispositive powers over 651,055 common shares, or 4.9% of the outstanding common shares. Each of the GM Trust and the GM Adviser disclaims beneficial ownership of these shares.

     (3) Certain affiliates of Morgens, Waterfall, Vintiadis & Company, Inc. ("MW"), have filed reports with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, indicating combined ownership of five percent (5%) or more of the outstanding shares of the Trust. As of the Record Date, the following affiliates had indicated ownership interests: (i) Morgens Waterfall Income Partners, L.P., owns 83,315 shares, or a 0.6% ownership interest; (ii) Restart Partners, L.P., owns 418,768 shares, or a 3.2% ownership interest; (iii) Restart Partners II, L.P., owns 692,830 shares, or a 5.2% ownership interest; (iv) Restart Partners III, L.P., owns 482,350 shares, or a 3.7% ownership interest; (v) Restart Partners IV, L.P., owns 304,758 shares, or a 2.3% ownership interest; vi) Restart Partners V, L.P., owns 100,855 shares, or a .8% ownership interest; (vii) Endowment Restart, L.L.C., owns 109,625 shares, or a .8% ownership interest. Although John C. Waterfall and Edwin H. Morgens do not directly own any shares, each of them may be deemed an indirect beneficial owner of 2,192,501 shares by virtue of their effective control over the operation of each of the affiliated entities listed above. Furthermore, Morgens Waterfall Capital, L.L.C., may be deemed an owner of 83,315 shares by virtue of its position as general partner of Morgens Waterfall Income Partners, L.P.

     (4) The business address for Messrs. Levine, Hansen, Schmidt, Teglia and Higgins is 150 S. Wacker Drive, Suite 2900, Chicago, Illinois 60606.

     (5) Represents 512,504 shares of beneficial interest plus 100,000 vested options to purchase common shares at an exercise price of $5.50 per share.

     (6) Includes 217 shares owned by Mr. Higgins' daughter. Mr. Higgins disclaims beneficial ownership of these shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of reimbursing Banyan Management Corp. ("BMC") on an hourly basis for the services of BMC's personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. From January 1, 1997 through September 30, 1997, the Trust shared only certain administrative items such as office rent and office expenses with other companies for which BMC provided services.
These costs were shared based upon the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the years ended December 31, 1997, 1996 and 1995, amounted to $403,100, $1,275,374 and
$1,443,434, respectively. Beginning October 1, 1997, the Trust paid all of its administrative costs directly and no longer shared these costs with other companies.

     As of December 15, 1997, all shareholders of BMC, other than the Trust, had terminated their administrative services relationship with, and had surrendered their respective ownership interest in BMC, making the Trust the sole remaining shareholder of BMC. As of this date, BMC merged into a wholly-owned subsidiary of the Trust, BSRT Management Corp. As a result of the merger, the Trust assumed current liabilities of $101,526, cash of $83,178 and other assets of $64,171. BSRT Management Corp. paid a dividend to the Trust in the amount of $150,000 representing a distribution of its accumulated earnings and profits. This amount has been included in Other Income of the Trust.

     During the fiscal year ended December 31, 1997, the Trust paid no salary to, but purchased legal services from Robert G. Higgins, the Trust's Vice President, Secretary and General Counsel. Fees for legal services totaled $337,672. The Trust also provides Mr. Higgins with office space and equipment. Mr. Higgins pays no rent, as such, to the Trust for the use of office space and equipment. Instead, Mr. Higgins provides the Trust with a 20% discount for all time billed to the Trust by Mr. Higgins and his employees. Mr. Higgins also reimburses the Trust for the cost of two full time and certain part-time employees. In addition, during the fiscal year ended December 31, 1997, the Trust paid Adam Levine, the son of the Trust's President and Chief Executive Officer, $65,200 for services rendered to the Trust as an employee.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    Exhibit 10(i)       Employment Agreement of Leonard G. Levine dated
March 11, 1998.

    Exhibit (21)        Subsidiaries of Banyan Strategic Realty Trust

    Exhibit (27)        Financial Data Schedule

    Exhibit 99(7)       Press Release dated February 12, 1998.

    Exhibit 99(8)       Press Release dated March 2, 1998.

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

            (10)        Material Contracts

                        (i)    Amended Employment Agreement of
Leonard G. Levine dated January 1, 1990.

                               Second Amended and Restated Employment
Contract of Leonard G. Levine dated December 31, 1992.

                               Amendment to Second Amended and Restated
Employment Agreement of Leonard G. Levine dated March 19, 1997.

                               Second Amendment to Second Amended and
Restated Employment Agreement

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

                        (x) Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Page attached thereto


(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997:

         A report on Form 8-K was filed on October 14, 1997 wherein Item 5 disclosed terms of the Share Purchase Agreement and the Convertible Term Loan Agreement with Morgens.

         A report on Form 8-K was filed on October 30, 1997 wherein Item 5 disclosed the Trust's third quarter results and the terms of the new employment agreement with the Trust's President and Chief Executive Officer, Leonard G. Levine.

         A report on Form 8-K was filed on December 15, 1997 wherein
Item 5 disclosed the Registrant's acquisition of the Airways Plaza property.

(c) See Item 14(a)(3) above.

(d) None.

                              SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine                     Date:  March 16, 1998
     Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Leonard G. Levine                     Date:  March 16, 1998
     Leonard G. Levine, President



By:  /s/ Joel L. Teglia                        Date:  March 16, 1998
     Joel L. Teglia, Vice President
     of Finance and Administration,
     Chief Financial and Accounting Officer



By:  /s/ Norman M. Gold                        Date:  March 16, 1998
     Norman M. Gold, Trustee



By:  /s/ Walter E. Auch, Sr.                   Date:  March 16, 1998
     Walter E. Auch, Sr., Trustee



By:  /s/ Marvin A. Sotoloff                    Date:  March 16, 1998
     Marvin A. Sotoloff, Trustee

                     BANYAN STRATEGIC REALTY TRUST
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Pages

Report of Independent Auditors                                      F-2

Consolidated Balance Sheets, December 31, 1997 and 1996      F-3 to F-4

Consolidated Statements of Income and Expenses For
the Years Ended December 31, 1997, 1996 and 1995             F-5 to F-6

Consolidated Statements of Shareholders' Equity For
the Years Ended December 31, 1997, 1996 and 1995                    F-7

Consolidated Statements of Cash Flows For the Years
Ended December 31, 1997, 1996 and 1995                      F-8 to F-10

Notes to Consolidated Financial Statements                 F-11 to F-38
























All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS OF BANYAN STRATEGIC REALTY TRUST

     We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 1997 and 1996, and the related consolidated statements of income and expenses, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                  ERNST & YOUNG LLP






Chicago, Illinois
February 9, 1998


                                        BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED BALANCE SHEETS


                                                                        December 31,     December 31,
                                                                           1997              1996
                                                                       -------------     ------------

ASSETS
------

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .   $  4,428,588    $   3,805,260
Restricted Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,491,621          529,112
Interest Receivable on Investments. . . . . . . . . . . . . . . . . .         48,927           46,313
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . .        813,052          805,562
                                                                        ------------     ------------
                                                                           6,782,188        5,186,247
                                                                        ------------     ------------

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,142,879       16,956,094
  Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    125,458,751       85,210,415
  Building Improvements . . . . . . . . . . . . . . . . . . . . . . .      4,418,008        5,015,673
                                                                        ------------     ------------

                                                                         156,019,638      107,182,182
  Less: Accumulated Depreciation. . . . . . . . . . . . . . . . . . .     (6,633,796)      (4,692,455)
                                                                        ------------     ------------
                                                                         149,385,842      102,489,727
                                                                        ------------     ------------

Investment in Real Estate Venture . . . . . . . . . . . . . . . . . .          --           5,713,759
Deferred Financing Costs (Net of Accumulated
  Amortization of $1,112,345 and $722,925,
  Respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,269,026        1,326,489
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,196,572        1,817,983
                                                                        ------------     ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $159,633,628     $116,534,205
                                                                        ============     ============





                                        BANYAN STRATEGIC REALTY TRUST
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                        December 31,     December 31,
                                                                           1997              1996
                                                                       -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .   $  1,857,581    $   2,481,253
Accrued Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . .        795,950          763,238
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . . . . . . .     70,503,284       48,181,023
Bonds Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,614,493       10,900,000
Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . .        296,454          237,922
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .        276,386          248,748
Security Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        710,865          473,758
                                                                        ------------     ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     96,055,013       63,285,942
                                                                        ------------     ------------

Minority Interest in Consolidated Partnerships. . . . . . . . . . . .      1,263,405        2,313,825

Shareholders' Equity
Shares of Beneficial Interest, No Par
  Value, Unlimited Authorization;
  14,761,850 and 12,001,620 Shares
  Issued, respectively. . . . . . . . . . . . . . . . . . . . . . . .    119,013,405      106,694,912
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . .    (49,332,246)     (48,394,525)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . . . . . . .     (7,365,949)      (7,365,949)
                                                                        ------------     ------------
Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .     62,315,210       50,934,438
                                                                        ------------     ------------
Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . .   $159,633,628     $116,534,205
                                                                        ============     ============

Book Value Per Share of Beneficial Interest
  (13,239,201 and 10,478,971 Shares
  Outstanding, respectively)  . . . . . . . . . . . . . . . . . . . .   $       4.71     $       4.86
                                                                        ============     ============





            The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                               CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                                              FOR THE YEARS ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . .  $ 25,369,761     $ 18,606,996     $10,118,609
  Operating Cost Reimbursement. . . . . . . . . . . .     2,440,623        1,936,392         918,914
  Miscellaneous Tenant Income . . . . . . . . . . . .       707,659          259,844         194,335
  Interest and Amortized Discount on Mortgage Loans .         --             441,725       1,036,052
  Income on Investments and Other Income. . . . . . .       266,857          159,361         634,459
                                                        -----------      -----------     -----------
Total Revenue . . . . . . . . . . . . . . . . . . . .    28,784,900       21,404,318      12,902,369
                                                        -----------      -----------     -----------
EXPENSES
  Operating Property Expenses . . . . . . . . . . . .     5,205,965        4,296,266       2,785,740
  Repairs and Maintenance . . . . . . . . . . . . . .     2,594,960        2,378,139       1,256,444
  Real Estate Taxes . . . . . . . . . . . . . . . . .     1,994,481        1,748,105       1,153,797
  Interest. . . . . . . . . . . . . . . . . . . . . .     6,447,278        4,011,218       1,583,645
  Ground Lease. . . . . . . . . . . . . . . . . . . .       892,933          871,471         376,130
  Depreciation and Amortization . . . . . . . . . . .     3,490,393        2,453,059       1,334,992
  General and Administrative. . . . . . . . . . . . .     4,314,816        3,125,509       2,036,367
  Amortization of Deferred Loan Fees
    and Financing Costs . . . . . . . . . . . . . . .       723,354          511,757         234,056
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .      (161,539)         (16,569)       (164,958)
                                                        -----------      -----------     -----------
Total Expenses. . . . . . . . . . . . . . . . . . . .    25,502,641       19,378,955      10,596,213
                                                        -----------      -----------     -----------
Income Before Minority Interest, Income
  (Loss) from Operations of Real Estate Ventures,
  Net Non-recurring Gains and Extraordinary Item. . .     3,282,259        2,025,363       2,306,156
Minority Interest in Consolidated Partnerships. . . .      (590,323)        (481,411)       (178,114)
Income (Loss) from Operations of Real Estate Ventures        37,126       (3,301,212)         62,713
                                                        -----------      -----------     -----------
Income (Loss) before Net Non-Recurring Gains and
  Extraordinary Item. . . . . . . . . . . . . . . . .     2,729,062       (1,757,260)      2,190,755
Net Gain on Disposition of Investment in Real Estate,
  Disposition of Investment in Real Estate Venture
  and Disposition of Partnership Interest . . . . . .       881,375            --            409,290
                                                        -----------      -----------     -----------
Income (Loss) Before Extraordinary Item . . . . . . .     3,610,437       (1,757,260)      2,600,045

Extraordinary Item, Net of Minority Interest. . . . .       (64,155)           --              --
                                                        -----------      -----------     -----------
Net Income (Loss) . . . . . . . . . . . . . . . . . .   $ 3,546,282      $(1,757,260)    $ 2,600,045
                                                        ===========      ===========     ===========




                                        BANYAN STRATEGIC REALTY TRUST
                         CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES - CONTINUED


                                                             FOR THE YEARS ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------

Earnings Per Share of Beneficial Interest -
 Basic and Diluted:
  Income (Loss) before Net Non-Recurring Gains
    and Extraordinary Item. . . . . . . . . . . . . .   $      0.24      $    (0.17)     $      0.21
                                                        ===========      ===========     ===========

  Net Income (Loss) . . . . . . . . . . . . . . . . .   $      0.32      $    (0.17)     $      0.25
                                                        ===========      ===========     ===========





















            The accompanying notes are an integral part of the consolidated financial statements.


                                          BANYAN STRATEGIC REALTY TRUST
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          Shares of
                                       Beneficial Interest
                                   -------------------------   Accumulated      Treasury
                                      Shares       Amount        Deficit         Shares          Total
                                    ---------   ------------  -------------   ------------    -----------

Shareholders' Equity,
 January 1, 1995. . . . . . .      11,993,751   $106,662,313   $(40,855,652)   $(7,365,949)   $58,440,712

Award Shares Issued . . . . .           6,036         24,899          --             --            24,899

Net Income. . . . . . . . . .           --             --         2,600,045          --         2,600,045

Distributions Paid. . . . . .           --             --        (4,190,252)         --        (4,190,252)
                                   ----------   ------------   ------------    -----------   ------------
Shareholders' Equity,
 December 31, 1995. . . . . .      11,999,787    106,687,212    (42,445,859)    (7,365,949)    56,875,404

Award Shares Issued . . . . .           1,833          7,700          --             --             7,700

Net Loss. . . . . . . . . . .           --             --        (1,757,260)         --        (1,757,260)

Distributions Paid. . . . . .           --             --        (4,191,406)         --        (4,191,406)
                                   ----------   ------------   ------------    -----------   ------------
Shareholders' Equity,
 December 31, 1996. . . . . .      12,001,620    106,694,912    (48,394,525)    (7,365,949)    50,934,438

Issuance of Shares,
 net of issuance costs. . . .       2,264,595      9,999,199          --             --         9,999,199

Award Shares Issued . . . . .         495,635      2,319,294          --             --         2,319,294

Net Income. . . . . . . . . .           --             --         3,546,282          --         3,546,282

Distributions Paid. . . . . .           --             --        (4,484,003)         --        (4,484,003)
                                   ----------   ------------   ------------    -----------   ------------
Shareholders' Equity,
 December 31, 1997. . . . . .      14,761,850   $119,013,405   $(49,332,246)   $(7,365,949)  $ 62,315,210
                                  ===========   ============   ============    ===========   ============

              The accompanying notes are an integral part of the consolidated financial statements.

                                         BANYAN STRATEGIC REALTY TRUST
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .  $  3,546,282      $(1,757,260)   $  2,600,045
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .      (161,539)         (16,569)       (164,958)
    Extraordinary Item, net of Minority Interest. . .        64,155            --              --
  Net Gain on Disposition of Investment in
    Real Estate, Disposition of Investment
    in Real Estate Venture and Disposition of
    Partnership Interest. . . . . . . . . . . . . . .      (881,375)           --           (409,290)
  Amortization of Premium on Investment Securities. .         --               --             10,596
  Depreciation and Amortization . . . . . . . . . . .     4,213,747        2,964,816       1,569,048
  Amortization of Discount on Mortgage Loans
    Receivable. . . . . . . . . . . . . . . . . . . .         --             (34,547)       (372,129)
  Net Loss (Income) From  Operation of
    Real Estate Ventures. . . . . . . . . . . . . . .       (37,126)       3,301,212         (62,713)
  Minority Interest Participation in
    Consolidated Partnerships . . . . . . . . . . . .       590,323          481,411         178,114
  Incentive Compensation Expense. . . . . . . . . . .     1,213,098          729,700           3,500
Net Change In:
  Restricted Cash . . . . . . . . . . . . . . . . . .      (546,350)        (149,542)       (212,047)
  Interest Receivable on Mortgage Loans
    and Investments . . . . . . . . . . . . . . . . .        (2,614)          84,819           6,154
  Accounts Receivable . . . . . . . . . . . . . . . .       (12,838)        (666,396)       (420,357)
  Other Assets. . . . . . . . . . . . . . . . . . . .      (528,361)        (598,688)         (1,035)
  Accounts Payable and Accrued Expenses . . . . . . .       422,866          721,126         (42,961)
  Accrued Interest Payable. . . . . . . . . . . . . .        73,086          130,597          67,320
  Accrued Real Estate Tax Payable . . . . . . . . . .         4,027           54,267          10,753
  Unearned Revenue. . . . . . . . . . . . . . . . . .        44,272          158,310          70,709
  Security Deposits . . . . . . . . . . . . . . . . .       133,499           (1,472)         16,479
                                                        -----------      -----------     -----------
Net Cash Provided By Operating Activities . . . . . .     8,135,152        5,401,784       2,847,228
                                                        -----------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . .   (37,536,796)      (9,313,282)    (34,761,337)
  (Investments In) Distributions From Real
    Estate Ventures, Net. . . . . . . . . . . . . . .       289,758         (119,293)         56,558





                                         BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
  Proceeds from Sale of Mortgage Loans
   Receivable . . . . . . . . . . . . . . . . . . . .  $      --        $  5,440,047    $      --
  Proceeds From Sale of Investment in
    Real Estate Venture . . . . . . . . . . . . . . .     5,457,402            --          2,217,558
  Additions to Investment in Real Estate. . . . . . .    (2,498,723)      (1,968,835)     (1,183,619)
  Payment of Liabilities Assumed at Acquisition
    of Real Estate Assets . . . . . . . . . . . . . .        34,471         (339,219)         34,585
  Proceeds From Sale of Investment in Real Estate . .     6,141,719            --              --
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .       161,539           16,569         164,958
  Proceeds from Sale of Partnership Interest. . . . .       884,507            --              --
  Principal Payments of Investment Securities . . . .         --              22,365           --
  Proceeds from Sale and Maturities of
    Investment Securities . . . . . . . . . . . . . .         --             817,314       2,500,000
  Purchase of Investment Securities . . . . . . . . .         --            (839,679)     (1,493,360)
  Principal Collections on Mortgage Loans
    Receivable. . . . . . . . . . . . . . . . . . . .         --              14,742          43,817
  Due from Affiliates . . . . . . . . . . . . . . . .         --               --            730,229
                                                        -----------      -----------     -----------
Net Cash Used In Investing Activities . . . . . . . .   (27,066,123)      (6,269,271)    (31,690,611)
                                                        -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Bonds and Mortgage Loans Payable. . .    64,470,000       15,945,000      22,750,000
  (Distributions To) Investment From
    Minority Partners . . . . . . . . . . . . . . . .    (1,681,010)        (357,684)      1,797,135
  Deferred Financing Costs. . . . . . . . . . . . . .    (1,200,425)        (637,220)       (597,134)
  Principal Payments on Mortgage Loans and
    Bonds Payable . . . . . . . . . . . . . . . . . .   (47,549,462)     (11,586,158)       (185,321)
  Distributions Paid to Shareholders. . . . . . . . .    (4,484,003)      (4,191,406)     (4,190,252)
  Shares Issued, net of Issuance Costs. . . . . . . .     9,999,199            --              --
                                                        -----------      -----------     -----------
Net Cash Provided By (Used In) Financing Activities .    19,554,299         (827,468)     19,574,428
                                                        -----------      -----------     -----------
Net Increase (Decrease) In Cash and Cash Equivalents.       623,328       (1,694,955)     (9,268,955)
Cash and Cash Equivalents at Beginning of Year. . . .     3,805,260        5,500,215      14,769,170
                                                        -----------      -----------     -----------
Cash and Cash Equivalents at End of Year. . . . . . .   $ 4,428,588      $ 3,805,260     $ 5,500,215
                                                        ===========      ===========     ===========




                                         BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Supplemental Information:
  Interest Paid During the Year . . . . . . . . . . .   $ 6,374,192      $ 3,880,621     $ 1,650,965
                                                        ===========      ===========     ===========

Non-cash financing activities:
  Financing assumed upon acquisition
    of real estate. . . . . . . . . . . . . . . . . .  $ 21,616,216      $ 5,700,000     $13,056,807
                                                        ===========      ===========     ===========
































              The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF PRESENTATION

     Banyan Strategic Realty Trust (the "Trust") was organized as a business trust under the laws of the Commonwealth of Massachusetts, pursuant to a Declaration of Trust filed March 14, 1986 under the name VMS Strategic Land Trust.

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled Partnerships. In all of its partnerships, the Trust is the managing general partner and retains sole authority over all significant decisions. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Venture was accounted for on the equity method.

B.   DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the term of the related loans using the level yield method.

C.   INVESTMENT IN REAL ESTATE

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"). Under FAS 121, the Trust is required to write down the value of a particular property when indicators of impairment are present and the property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Trust adopted FAS 121 effective January 1, 1995 with no effect on the 1995 consolidated financial statements. During the quarter ended December 31, 1996, the venture owning the H Street Assemblage property recorded a valuation allowance of $6,000,000, of which the Trust's share was $3,180,000 based on anticipated cumulative sales proceeds pursuant to contractual sales agreements pending as of that date. See Note 9, Investment in Joint Venture, for further details. The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust currently classifies none of its properties as held for sale.

D.   REVENUE RECOGNITION

     Interest income is recorded when earned.

E.   MARKET VALUE ADJUSTMENT OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires entities to disclose the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in FAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 1997 and 1996, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and (iii) the maturities of the Trust's cash equivalents are relatively short. The Trust has no other financial instruments.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


F.  INCOME TAXES

     For the years ended December 31, 1997, 1996 and 1995, the Trust continued to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

     As of December 31, 1997, Investment in Real Estate has a gross and net basis, respectively, of $156,019,638 and $149,385,842, respectively, for income tax purposes. Additionally, investment in liquidating trust with a tax basis of $675,142 has not been accorded any value for financial reporting purposes.

     As of December 31, 1997, the Trust has a net operating loss carry-forward of approximately $19,196,000 which will expire in 2005, 2006, 2008 and 2012.

G.   CASH EQUIVALENTS

     The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

H.   RESTRICTED CASH

     Restricted cash represents amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain conditions.

I.   USE OF ESTIMATES

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

J.   RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1996 and 1995 consolidated financial statements in order to provide comparability with the 1997 consolidated financial statements. These reclassifications have not changed the 1996 or 1995 results.

K.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                                          BANYAN STRATEGIC REALTY TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1997            1996            1995
                                                                  -----------     -----------     -----------
     Numerator:
       Income (Loss) before Net Non-Recurring Gains and
        Extraordinary Item. . . . . . . . . . . . . . . . . .     $ 2,729,062     $(1,757,260)    $ 2,190,755
       Net Non-Recurring Gains (a). . . . . . . . . . . . . .         881,375           --            409,290
       Extraordinary Item, Net of Minority Interest . . . . .         (65,155)          --             --
                                                                  -----------     -----------     -----------
          Net Income (Loss) . . . . . . . . . . . . . . . . .     $ 3,545,282     $(1,757,260)    $ 2,600,045
                                                                  ===========     ===========     ===========
     Denominator:
       Denominator for basic earnings per
         weighted-average shares. . . . . . . . . . . . . . .      11,149,982      10,478,410      10,474,079

       Effect of dilutive securities:
         Employee stock options . . . . . . . . . . . . . . .           4,942           --              --
         Convertible debt . . . . . . . . . . . . . . . . . .          90,318           --              --
                                                                  -----------     -----------     -----------
       Dilutive potential common shares . . . . . . . . . . .          95,260           --              --

          Denominator for diluted earnings per share-adjusted
            weighted-average shares and assumed conversions .      11,245,242      10,478,410      10,474,079
                                                                  ===========     ===========     ===========

     Basic and Diluted Earnings Per Share:

        Income (Loss) before Net Non-Recurring Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .     $      0.24     $     (0.17)    $      0.21
        Net Non-Recurring Gains (a) . . . . . . . . . . . . .            0.08            --              0.04
        Extraordinary Item, Net of Minority Interest. . . . .            --              --              --
                                                                  -----------     -----------     -----------

            Net Income (Loss) . . . . . . . . . . . . . . . .     $      0.32     $     (0.17)    $      0.25
                                                                  ===========     ===========     ===========







     (a)   Net non-recurring gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

     For additional information relating to employee stock options and convertible debt, see notes 7 and 14.

     Options to purchase 133,000 common shares at $6.375 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  MORTGAGE LOANS RECEIVABLE

   Karfad Associates (the "Borrower"), which was indebted to the Trust pursuant to the Karfad loan in the original principal amount of $5,849,266 (the "Loan"), failed to make the required interest payments due on the first of each month from January through May of 1996 resulting in a foreclosure and a direct action against the guarantors. On May 17, 1996, the Trust entered into a Settlement Agreement (the "Agreement") and two loan sale agreements with the Borrower and a party affiliated with the Borrower pursuant to which the Karfad loan, as well as four related loans to parties affiliated with the Borrower (collectively the "Loan Portfolio"), were to be sold at an amount equal to the Trust's December 31, 1995 carrying value for the Loan Portfolio totalling approximately $5,440,000. On June 28 and July 31, 1996, the Trust completed the sale of the Loan Portfolio. In addition, the Borrower made all interest payments due pursuant to the terms of the original remaining four loans in the Loan Portfolio and the Loan from January 1, 1996 through the date of sale in the amount of approximately $407,000. As a result of the Agreement, the Trust terminated the recognition of income from the amortization of the Loan's purchase discount effective January 1, 1996. As of July 31, 1996, the Trust had no further interest in the Loan Portfolio.

                                                              1996
                                                          -----------
Reconciliation of Net Investment in
  Mortgage Loans Receivable:

Balance at Beginning of Year. . . . . . . . . . . .        $5,433,094
    Additions During Year:
      Amortization of Discount on
        Mortgage Loans Receivable . . . . . . . . .            34,547
                                                           ----------
    Deductions During Year:
      Proceeds From Sale of
        Mortgage Loans Receivable . . . . . . . . .        (5,440,047)
      Principal Collections on
        Mortgage Loans. . . . . . . . . . . . . . .           (14,742)
      Amortization of Deferred
        Loan Costs. . . . . . . . . . . . . . . . .           (12,852)
                                                           ----------

                                                           (5,467,641)
                                                           ----------
  Balance at End of Year. . . . . . . . . . . . . .        $    --
                                                           ==========

                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   MORTGAGE LOANS AND BONDS PAYABLE

     The properties of the Trust as described below are subject to mortgage loans and bonds payable at
December 31, 1997 and 1996 as follows:

                     Mortgage     Mortgage
                     Loans and    Loans and
                      Bonds         Bonds
                      Payable      Payable
                      Balance      Balance      Annual      Final                  Estimated      1997
Property Pledged      as of         as of      Interest    Maturity    Periodic     Balloon      Interest
as Collateral        12/31/97      12/31/96      Rate        Date      Payment      Payment      Expense
----------------   -----------   ----------   ---------   ---------   ---------   ----------    ----------
FIRST MORTGAGES:

Milwaukee Industrial
Properties,
Metropolitan
Milwaukee, WI (a)  $ 3,598,585  $ 3,707,416          8%    10/01/98   $ 33,458    $3,511,074     $291,935

Elmhurst Metro
Court
Elmhurst, IL (b).    3,854,097    3,908,390       8.83%    01/01/00     33,103     3,730,074      342,549

Colonial Courts
of Westland Apts.,
Columbus, OH (c).       --        5,500,000         (c)    12/01/24         (c)       N/A         203,942

Willowbrook
Industrial
Court,
Willowbrook,
IL (d). . . . . .    2,544,848    2,590,983        8.5%    07/01/02     22,050     2,281,280      218,137

Northlake Tower
Shopping Center,
Atlanta, GA . . .       --       10,350,000        8.5%    08/01/05     73,313        N/A         863,298

Northlake Tower
Shopping Center
Atlanta, GA (e) .   17,600,000       --           7.64%    12/01/27    124,753       123,963       75,994





                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                     Mortgage     Mortgage
                     Loans and    Loans and
                      Bonds         Bonds
                      Payable      Payable
                      Balance      Balance      Annual      Final                  Estimated       1997
Property Pledged      as of         as of      Interest    Maturity    Periodic     Balloon      Interest
as Collateral        12/31/97      12/31/96      Rate        Date      Payment      Payment      Expense
----------------   -----------   ----------   ---------   ---------   ---------   ----------    ----------

Quantum Business
Center,
Jefferson County,
KY  . . . . . . .   $2,571,355   $2,634,563          8%    04/25/01     $22,641   $2,320,254     $208,059

Florida Power and
Light Building
Sarasota, FL (f).    6,003,256    6,118,702       7.21%    03/13/03      46,070    5,254,660      437,393

Woodcrest Office
Park
Tallahassee, FL
(d) . . . . . . .    7,118,495    7,212,899       8.25%    08/01/03      57,163    6,434,628      591,548

Midwest Office
Center
Oakbrook
Terrace, IL (d) .    3,191,086    3,258,070       7.13%    05/01/03      24,760    2,741,057      229,741

6901 Riverport
Drive
Louisville, KY
(g) . . . . . . .    5,100,000    5,400,000         (g)    12/01/14         (g)          (g)      311,754

Butterfield
Office Center
Oak Brook, IL . .    9,978,345       --           7.67%     9/01/04      71,089   9,217,929       261,782

University Square
Business Center
Huntsville, AL. .    4,943,217       --           8.89%    01/01/07      41,584   4,137,404       153,969





                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                     Mortgage     Mortgage
                     Loans and    Loans and
                      Bonds         Bonds
                      Payable      Payable
                      Balance      Balance      Annual      Final                  Estimated      1997
Property Pledged      as of         as of      Interest    Maturity    Periodic     Balloon      Interest
as Collateral        12/31/97      12/31/96      Rate        Date      Payment      Payment      Expense
----------------   -----------   ----------   ---------   ---------   ---------   ----------    ----------

Country Creek
Apartments
Oklahoma City,
OK (h). . . . . .   $5,883,349       --        7.3% (h)    10/01/25    $41,267        N/A        $287,498

Willowpark
Apartments
Lawton, OK (h). .    3,504,557       --        7.3% (h)    10/01/25     24,582        N/A         171,225

Winchester
Apartments
Oklahoma City,
OK (h). . . . . .    3,533,925       --        7.3% (h)    10/01/25     24,788        N/A         172,690

Woodrun
Apartments
Yukon, OK (h) . .    3,592,662       --        7.3% (h)    10/01/25     25,199        N/A         175,561


FIRST MORTGAGE
LINE OF CREDIT:

Collateralized
by the Trust's
various property
interests (i) . .    9,100,000    8,400,000         (i)     5/31/99      (i)       9,100,000    1,450,173
                   -----------  -----------                                                    ----------
                   $92,117,777  $59,081,023                                                    $6,447,278
                   ===========  ===========                                                    ==========




                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The principal balance of the Trust's mortgage loans and bonds are scheduled to be repaid as follows:

       1998 . . . . . . . . . . .           $ 4,835,177
       1999 . . . . . . . . . . .            10,453,421
       2000 . . . . . . . . . . .             5,097,676
       2001 . . . . . . . . . . .             1,452,852
       2002 . . . . . . . . . . .             3,790,245
 Thereafter . . . . . . . . . . .            66,488,406
                                            -----------
      Total . . . . . . . . . . .           $92,117,777
                                            ===========

(a) The loan contains a prepayment penalty which is based on a formula to provide yield maintenance protection to the lender.

(b) The loan contains a prepayment penalty of 5% of the outstanding principal loan balance in year one, decreasing by 1% thereafter through the loan's maturity date.

(c) On April 15, 1996, the partnership replaced the original letter of credit with an irrevocable letter of credit in the amount of $5,624,315 issued by Citizens National Bank of Evansville ("Replacement LOC"). The bonds were also secured by a first mortgage on the Colonial Courts property. The Replacement LOC was collaterized by an irrevocable direct pay letter of credit in the amount of $5,624,315 provided by the Federal Home Loan Bank of Indianapolis ("FHLB"). The Replacement LOC and the FHLB letter of credit had a term of five years with an option for an additional five year term. The annual fee for the Replacement LOC was equal to one percent (1%) of the letter of credit amount or $56,243. The annual fee for the FHLB letter of credit was approximately $2,800. In consideration of PHC General Partnership's ("PHC") assistance in obtaining the Replacement LOC and in accordance with the Trust's obligations under the partnership agreement, the Trust increased the limited partnership interest of PHC in the BSRT Colonial Courts Limited Partnership from 10% to 25%. The PHC ownership percentage change became effective May 1, 1996 for financial reporting purposes. Subsequent to that date, the Trust adjusted the allocation of income, loss and cash flow to reflect the modified ownership percentages. The change in ownership, however, did not effect the Trust's or PHC's historical GAAP or tax basis in the partnership. On September 25, 1997, the Trust sold its 75% interest in the Colonial Courts partnership to Colonial L.L.C., an entity affiliated with PHC.

(d) The loan contains a prepayment penalty of 7% of the outstanding principal loan balance in year one, decreasing by 1% thereafter through the loan's maturity date.

(e) During 1997, the Trust obtained new financing for Northlake Tower Shopping Center. The loan is collateralized by a leasehold interest in the property. The terms of the loan agreement do not allow for any prepayments during the first three years of the loan. Starting with the fourth year of the loan, the loan can be prepaid in whole, but not in part subject to prepayment premium equal to greater of (A) 1% of outstanding balance or (B) Yield maintenance amount (except there is no prepayment penalty if the loan is repaid during the 90 day period prior to scheduled maturity). The Trust wrote off unamortized deferred financing costs relating to the old loan and recognized an extraordinary loss, net of minority interest, of $64,155.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(f) The loan contains a prepayment penalty which is based on a formula to provide yield maintenance protection to the lender.

     The Trust, at its discretion, has the right to adjust the interest rate ("Adjusted Interest Rate") on the loan on April 1, 2001. The Adjusted Interest Rate is computed based at a rate of 300 basis points over the two-year U.S. Treasury rate as of December 18, 2000.

(g) The Trust acquired a 100% leasehold interest in the property encumbered by tax-exempt Industrial Revenue Bond financing issued by Jefferson County, Kentucky. The lease requires monthly payment of variable rate interest which is due the first of each month and annual principal payments in the amount of $300,000 which are due and payable each December 1 to and including December 1, 2014, the maturity date. Under the terms of the lease, the lease payments are equal to the required principal and interest payments on the bonds. An irrevocable letter of credit was issued as additional collateral for the bond financing which matures in December 1999. The bank issuing the letter of credit has a secured interest in the property. The annual fee for the letter of credit is equal to 1.5% of the letter of credit amount. The variable interest rate on the bonds as of December 1997 was 3.9%.

(h) At the time of the acquisition, the Trust assumed Oklahoma Housing Financing Agency Revenue bond financing with a combination of fixed rate, tax-exempt and taxable bonds. Approximately $14.6 million of the assumed debt is tax-exempt and matures on October 1, 2025. The tax exempt portion does not amortize until November 1, 2005, at which date the interest rates will be reset based upon current rates at that time and the principal balance will amortize over the remaining twenty years of the term of the bonds. The taxable portion of approximately $2.0 million is fully amortizing over the ten years ending November 1, 2005. The blended interest rate on the taxable and tax exempt bonds is equal to 7.3% until November 1, 2005. A prepayment penalty exists on the bonds for any unscheduled principal payment made prior to September 30, 2005. The prepayment penalty at acquisition was approximately 9.8% of the total outstanding principal balance and decreases each year through September 2005 by approximately one percent. There is no prepayment penalty after September 30, 2005.

(i) On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Revolving Line") with American National Bank of Chicago ("ANB") in the amount of $15 million. The Revolving Line has been amended several times to modify the terms of the loan. Under the latest amendment dated April 19, 1997, the Trust was permitted to borrow up to $30 million under a revolving facility through November 30, 1997 with a maturity of all unpaid balances by November 30, 1998. On November 13, 1997, the Trust exercised its option to extend both the revolving facility and the maturity of the loan for an additional six months until May 31, 1998 and May 31, 1999, respectively. On May 31, 1998, the Revolving Line will convert to a one year, interest only, term loan. During the term of the Revolving Line, the Trust must pay interest only at a rate equal to LIBOR plus 2.25% or ANB's Prime plus .25% at the election of the Trust. As of December 31, 1997, the LIBOR based rate paid by the Trust was 7.9% and the Prime based rate was 8.75%. In addition, the Trust is required to pay an unused facility fee equal to .5% per annum multiplied by the average portion of the Revolving Line that is undrawn from time to time.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.   GROUND LEASE

     On July 28, 1995, BSRT/M&J Northlake Limited Partnership, a joint venture between a subsidiary of the Trust and M&J Wilkow Retail Ltd., acquired a leasehold interest in a shopping center in Atlanta, Georgia.
The lease expires in 2067. The ground lease requires annual lease payments of $600,000 or $50,000 per month through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000,000 from the operations of the Northlake Property. The ground lease also requires that the Trust pay property operating expenses, including real estate taxes. The base rent is reset in 2007 based upon a market rent within a contractually defined range.

     On November 19, 1996, the Trust acquired a 100% leasehold interest in the property located at 6901 Riverport Drive (the "Riverport Property") located in Louisville, Kentucky. The property is encumbered by tax-exempt Industrial Revenue Bond financing with an outstanding principal balance at the time of the acquisition in the amount of $5,700,000 issued by Jefferson County, Kentucky. The lease assumed requires monthly payment of variable rate interest which is due the first of each month and annual principal payments in the amount of $300,000 which are due and payable each December 1 to and including December 1, 2014, the maturity date. Under the terms of the lease, the lease payments are equal to the required principal and interest payments on the bonds.

     On August 26, 1997, the Trust acquired a 100% ground lessee's interest in the Technology Center located in Huntsville, Alabama, pursuant to a ground lease from the Industrial Development Board of the City of Huntsville. The lease expires on January 1, 2003. There are no rental payments due under the lease agreement and the real estate taxes are abated during the term of the lease. The lease grants the Trust a purchase option on January 1, 2003 for approximately $50,000.


5.   INVESTMENT IN REAL ESTATE

     As of December 31, 1997, the Trust's investment in real estate consisted of the following:


                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1997 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------
Milwaukee
Industrial
Properties
Milwaukee, WI
1973-1980
4/30/93              $  532,800  $5,242,243  $ --   $685,457    $532,800  $5,927,700  $6,460,500   $850,561

Elmhurst
Metro Court
Elmhurst, IL
1982
11/30/93              1,615,360   3,604,359    --    288,392   1,615,360   3,892,751   5,508,111    450,520

Colonial Penn
Building
Tampa Bay, FL
1984
3/22/94               1,189,300   7,366,210    --     --       1,189,300   7,366,210   8,555,510    695,628

Florida Power
& Light
Building
Sarasota, FL
1991
3/22/94               1,700,000   8,366,921    --    145,841   1,700,000   8,512,762  10,212,762    829,243





                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1997 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired/          Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Willowbrook
Industrial Court
Willowbrook, IL
1979
6/16/95                $962,500  $2,961,179 $  --   $194,756    $962,500  $3,155,935  $4,118,435   $273,728

Northlake Tower
Shopping Center
Atlanta, GA
1983-1984
7/28/95 (f)              --      17,143,993    --    861,479      --      18,005,472  18,005,472  1,103,354

Quantum Busi-
ness Center
Jefferson County,
KY
1976-1980
9/26/95                 900,000   4,164,685    --    142,569     900,000   4,307,254   5,207,254    260,920

Lexington
Business Center
Lexington, KY
1985
12/05/95              1,330,000   5,753,284    --    455,582   1,330,000   6,208,866   7,538,866    367,581

Newtown Distri-
bution Center
Lexington, KY
1981-1982
12/5/95                 355,000   3,234,143    --     47,459     355,000   3,281,602   3,636,602    173,415




                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1997 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Woodcrest
Office Park
Tallahassee, FL
1967-1989
12/19/95             $3,080,000  $7,967,657 $  --   $910,063  $3,080,000  $8,877,720 $11,957,720   $522,233

Midwest Office
Center
Oakbrook Terrace, IL
1979
4/18/96               2,396,100   2,591,138    --    203,767   2,396,100   2,794,905   5,191,005    143,756

6901 River-
port Drive
Louisville, KY
1985
11/19/96              1,750,000   8,241,747    --     20,080   1,750,000   8,261,827  10,011,827    231,513

Phoenix
Business Park
Atlanta, GA
1979
1/15/97 (d)           1,717,218   3,776,441    --     17,159   1,717,218   3,793,600   5,510,818     91,674

Butterfield
Office Plaza
Oak Brook, IL
1974
4/30/97 (d)           4,812,802  10,255,306    --    190,214   4,812,802  10,445,520  15,258,322    180,836




                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1997 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Woodrun Village
Apartments
Yukon, OK
1985
5/22/97 (d)            $338,684  $4,244,178 $  --    $19,873    $338,684  $4,264,051  $4,602,735    $71,908

Country Creek
Apartments
Oklahoma City, OK
1985
5/22/97 (d)             506,308   6,981,737    --     36,478     506,308   7,018,215   7,524,523    118,552

Winchester Run
Apartments
Oklahoma City, OK
1985
5/22/97 (d)             272,815   4,231,120    --     20,037     272,815   4,251,157   4,523,972     72,246

Willowpark
Apartments
Lawton, OK
1985
5/22/97 (d)             137,492   4,330,479    --     20,353     137,492   4,350,832   4,488,324     73,996

Southlake
Corporate Center
Morrow, GA
1989
7/30/97 (d)             750,000   3,745,761    --      7,015     750,000   3,752,776   4,502,776     39,043




                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1997 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Technology Center
Huntsville, AL
1990
8/26/97 (e)(f)  $   --       $2,546,942  $  --   $  --      $   --       $2,546,942   $2,546,942    $21,150

University Square
Business Center
Huntsville, AL
1984-1987
8/26/97 (d)      1,387,000    5,950,345     --      74,664   1,387,000    6,025,009    7,412,009     52,769

Airways Plaza
Office Center
Memphis, TN
1982
12/10/97 (d)       409,500    2,755,731     --      --         409,500    2,755,731    3,165,231      4,130

Other (g)            --           --        --      79,922       --          79,922       79,922      5,040
               ----------- ------------    ---- ---------- ----------- ------------ ------------ ----------
               $26,142,879 $125,455,599    $--  $4,421,160 $26,142,879 $129,876,759 $156,019,638 $6,633,796
               =========== ============    ==== ========== =========== ============ ============ ==========

--------------------

  (a)   The aggregate cost of the above real estate at December 31, 1997 for Federal income tax purposes is
$156,019,638.  For further details regarding encumbrances on the Trust's properties see Note 3, Mortgage Loans and
Bonds Payable.

  (b)   Reconciliation of real estate owned:



                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                           1997             1996            1995
                                                       ------------    -------------    ------------
          Balance at Beginning of Year. . . . . . . .  $107,182,182    $  90,200,065     $41,198,302
          Acquisitions During Year (1). . . . . . . .    59,153,012       15,013,282      47,818,144
          Sale of Property (2). . . . . . . . . . . .   (12,814,279)           --              --
          Additions During Year . . . . . . . . . . .     2,498,723        1,968,835       1,183,619
                                                       ------------     ------------     -----------
          Balance at End of Year. . . . . . . . . . .  $156,019,638     $107,182,182     $90,200,065
                                                       ============     ============     ===========

           (1)  In addition to these capitalized costs, the Trust assumed $598,347 of net operating liabilities at acquisition.
           (2)  In connection with the sale of Colonial Courts and Hallmark Apartments, the Trust transferred
                $107,135 of net operating liabilities.

  (c)   Depreciation expense is computed using the straight line method.  Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
          Reconciliation of Accumulated Depreciation:

          Beginning of Year . . . . . . . . . . . . .    $4,692,455       $2,337,095      $1,036,890
          Depreciation Expense. . . . . . . . . . . .     3,282,032        2,355,360       1,300,205
          Sale of Property. . . . . . . . . . . . . .    (1,340,691)           --              --
                                                         ----------       ----------      ----------
          Balance at End of Year. . . . . . . . . . .    $6,633,796       $4,692,455      $2,337,095
                                                         ==========       ==========      ==========

  (d)   The Trust acquired a 100% fee ownership interest in these properties during the year ended December 31,
1997.

  (e)   The Trust acquired a 100% ground Lessee's interest in the Technology Center on August 26, 1997.

  (f)   The property is subject to a ground lease.  See note 4 for more information.

  (g)   Other includes corporate furniture, fixtures and equipment.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.   DISPOSITION ACTIVITIES

     The Trust disposed of its interests in Hallmark Village Apartments on March 11, 1997, the H Street Venture on March 20, 1997 and on July 29, 1997 and Colonial Courts property on September 25, 1997. The interests in Hallmark Village Apartments and the H Street Venture were sold to unaffiliated third parties and the interest in Colonial Courts property was sold to an affiliate of PHC General Partnership who held a 25% ownership interest in the property. The Trust received net sales proceeds of approximately $6.1 million and recognized a gain of $3,800 from the sale of Hallmark Village Apartments, received net sales proceeds of approximately $5.5 million and recognized a loss of $61,000 on the sale of its investment in H Street Venture and received net sales proceeds of approximately $0.9 million and recognized a gain on sale of its partnership interest in Colonial Courts property of $938,000. In addition, upon Colonial Courts closing, the Trust received a distribution of its percentage ownership interest in the Partnership's cash reserves of approximately $0.3 million, which, when added to net closing proceeds, resulted in a total payment to the Trust of approximately $1.2 million.

7.   SHARE PURCHASE AGREEMENT AND CONVERTIBLE TERM LOAN AGREEMENT

     On October 14, 1997, the Trust entered into a Share Purchase Agreement (the "Agreement") with a group of accredited investors (the "Purchasers") under which the Trust sold 2,192,501 shares of beneficial interest at $5.00 per share, for an aggregate sale price of approximately $11 million. The Trust paid approximately $1.4 million of other transaction costs in connection with the transaction. The net sales proceeds were used to repay draws totaling $9.0 million on the Trust's Revolving Line, with the remainder used for general working capital. Amounts repaid under the Revolving Line may be re-borrowed until May 31, 1998 and utilized to acquire additional real estate property interests.

     Simultaneously with the execution of the Agreement, the Trust also entered into a Convertible Term Loan Agreement ("the Loan Agreement") with the Purchasers. Under this agreement, the Purchasers agreed to provide an unsecured convertible loan to the Trust in the amount of $20,000,000 (the "Unsecured Loan") of which $10,000,000 must be borrowed by March 31, 1998 and the remainder by October 14, 1998. As of December 31, 1997, the Trust had not borrowed any amounts under the loan. Loan proceeds may be used by the Trust only to purchase real estate property interests. The Loan Agreement contains a number of covenants and limitations customary for agreements of this nature including covenants related to net worth and debt coverage. Interest is payable quarterly on the last day of the calendar quarter, at 12% per annum. Draws on the loan mature on September 30, 2002 with no prepayment of the loan permitted prior to September 30, 1999, although the Purchasers may accelerate maturity upon the sale of substantially all of the assets of the Trust.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Assuming shareholder approval, the Purchasers may convert all or part of the amounts funded on the Unsecured Loan into preferred stock at a conversion price of $100 per share or into common shares at a conversion price equal to $5.15 per share. Preferred shares are convertible into common shares at the rate of approximately 19.4 common shares for each share of preferred stock equal to a price of $5.15 per share. The convertible preferred shares will be entitled to receive, upon declaration by the Trust, cash distributions at an annual rate of 10% per annum calculated on their stated value of $100 per share. Distributions on preferred shares will be cumulative from the date of issuance whether or not there are funds legally available for the payment thereof and must be paid prior to paying any distributions to the holders of common shares. Finally, for thirty days after expiration of the loan commitment, the Purchasers may purchase preferred shares to the extent that any part of the $20,000,000 loan is not then outstanding in an amount equal to the unfunded portion at a price equal to $100 per preferred share. Prior to shareholder approval, the Purchasers may also convert loans outstanding to common shares at any time, if that conversion will not cause total shareholdings of the Purchasers to exceed 19.9% of the issued and outstanding shares as of October 14, 1997.

8.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited Pro Forma Condensed Summary information presents the results of operations of the Trust as if (i) the Trust entered into a Share Purchase Agreement and repaid $9 million of debt on January 1, 1997 and 1996; (ii) the Trust acquired all of the acquisition properties on January 1, 1997 and 1996; and (iii) the Trust disposed of the disposition properties and the mortgage note receivable at the beginning of each period presented.

     The unaudited Pro Forma Condensed Summary information is not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1997 and 1996 assuming the issuance of shares and repayment of debt with the proceeds, purchase of acquisition properties, and sale of disposition properties and mortgage note receivable had been consummated at the beginning of each period presented, nor does it purport to represent the future operations of the Trust.

                                          Year Ended December 31,
                                                (Unaudited)
                                      -----------------------------
                                           1997             1996
                                       -----------      -----------

Revenues. . . . . . . . . . . . .      $32,422,344      $30,459,844

Net Income. . . . . . . . . . . .      $ 4,390,093      $ 4,523,649

Earnings Per Share
  of Beneficial Interest - Basic.      $      0.33      $      0.34

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9.   INVESTMENT IN JOINT VENTURE

     H STREET ASSEMBLAGE

     On December 11, 1990, the Trust acquired title to the property known as the Victor Building located in Washington D.C. Pursuant to an agreement with Banyan Strategic Land Fund II ("BSLFII"), which had acquired an adjacent parcel of land on June 5, 1992, the Trust and BSLFII formed a joint venture (the "Venture") to pursue development rights of their combined ownership interest (the "H Street Assemblage"). The Trust had a 53% interest in the Venture while BSLFII owned the remaining 47%. This property consists of 17,000 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building. The entire property is zoned for office development.

     During the quarter ended December 31, 1996, the Venture recorded a valuation allowance in the amount of $6,000,000 as a result of an agreement with United States General Services Administration ("GSA") and a sales contract with an unaffiliated third party to purchase the H Street Assemblage. The Trust's share, $3,180,000, was included in the loss from operations of real estate ventures in the Trust's 1996 Statement of Income and Expenses. The Venture's carrying value for the property after the write down was based on the anticipated cumulative sales proceeds pursuant to a sales contract with an unaffiliated third party and an agreement with GSA. The reduction in the carrying value of $6,000,000 reflected the carrying costs and closing costs the Venture incurred in order to complete the aforementioned transactions.

     On March 20, 1997, the Venture sold approximately 3,500 square feet of the Venture's land to GSA for a purchase price of $1,680,000. GSA also paid the Venture $150,000 as reimbursement of expenses that the Venture incurred in anticipation of this transaction. The Venture received net sales proceeds of approximately $1,829,000, of which approximately $969,000 was the Trust's share. The Trust recognized no gain or loss on the sale. On July 29, 1997, the Venture sold the remaining land and the Victor Building to an unaffiliated third party for $9,000,000. The Trust received net sales proceeds of approximately $4,489,000 and recognized a loss on disposition of approximately $61,000. As of July 29, 1997, the Trust had no further ownership interest in the H Street Assemblage property.

     Summary financial information for the H Street Assemblage as of December 31, 1997, 1996 and 1995 is as follows:

                                        BANYAN STRATEGIC REALTY TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                           1997             1996            1995
                                                       ------------     ------------    ------------

          Investment Property Net . . . . . . . . . .   $     --         $ 9,981,527     $16,039,027
          Other Assets. . . . . . . . . . . . . . . .         --             251,403         255,923
          Other Liabilities . . . . . . . . . . . . .         --            (218,306)       (276,780)
          Venture Partners' Equity. . . . . . . . . .         --          (4,300,865)     (7,122,492)
                                                        -----------      -----------     -----------
               Trust's Equity . . . . . . . . . . . .   $     --         $ 5,713,759     $ 8,895,678
                                                        ===========      ===========     ===========
               Total Revenues . . . . . . . . . . . .   $   286,652      $   529,931     $   469,337
                                                        ===========      ===========     ===========
               Net Income (Loss). . . . . . . . . . .   $   446,047      $(6,228,702)    $    71,252
                                                        ===========      ===========     ===========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.   TRANSACTIONS WITH AFFILIATES

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of reimbursing Banyan Management Corp. ("BMC") on an hourly basis for the services of BMC's personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. From January 1, 1997 through September 30, 1997, the Trust shared only certain administrative items such as office rent and office expenses with other companies for which BMC provided services.
These costs were shared based upon the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the years ended December 31, 1997, 1996 and 1995, amounted to $403,100, $1,275,374 and
$1,443,434, respectively. Beginning October 1, 1997, the Trust paid all of its administrative costs directly and no longer shared these costs with other companies.

     As of December 15, 1997, all shareholders of BMC, other than the Trust, had terminated their administrative services relationship with and had surrendered their respective ownership interest in BMC, making the Trust the sole remaining shareholder of BMC. As of this date, BMC merged into a wholly-owned subsidiary of the Trust, BSRT Management Corp. As a result of the merger, the Trust assumed current liabilities of $101,526, cash of $83,178 and other assets of $64,171. BSRT Management Corp. paid a dividend to the Trust in the amount of $150,000 representing a distribution of its accumulated earnings and profits. This amount has been included in Other Income of the Trust.

     During the year ended December 31, 1997, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totaled $337,672. The executive pays no rent, as such, to the Trust for the use of office space or equipment but does afford the Trust a 20% discount for all time billed to the Trust by the executive and his employees. The executive also reimburses the Trust for the cost of two full time and certain part time employees. The amounts paid to the executive for the years ended December 31, 1996 and 1995 were paid as salaries and are included in the costs allocated to the Trust from BMC.

11.  DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 95% of its "REIT Taxable Income" to shareholders. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year. Of the $4,484,003 of 1997 distributions paid, $282,851 represented ordinary income and $4,201,152 represented a return of capital.

Of the $4,191,406 of 1996 distributions paid, $2,841,813 represented ordinary income and $1,349,593 represented a return of capital.

     On January 7, 1998, the Trust declared a cash distribution for the fourth quarter ended December 31, 1997, of $0.10 per share payable February 20, 1998 to shareholders of record on January 22, 1998.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, office and flex/industrial space under operating leases. The following is minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's industrial, office and retail projects held at December 31, 1997:

                 1998 . . . . . .     $ 24,025,134
                 1999 . . . . . .       19,623,007
                 2000 . . . . . .       13,743,038
                 2001 . . . . . .        9,200,111
                 2002 . . . . . .        6,385,087
                 Thereafter . . .       17,023,304
                                      ------------
                                      $ 89,999,681
                                      ============

     No single tenant at the Trust's operating properties produced ten percent or more of total income from property operating activities.

     The Trust is subject to the usual business risks regarding the collection of the above-mentioned rentals.

13.  RECOVERY OF LOSSES ON LOANS, NOTES, INTEREST RECEIVABLE

     The Trust has received cash of $309,285, $58,658 and $562,337 during 1997, 1996 and 1995, respectively, in respect of its interest in a liquidating trust established for the benefit of the unsecured creditors (including the Trust) of VMS Realty Partners and its affiliates ("VMS"). The Trust has recorded $161,539, $16,569 and $164,958, respectively, of these amounts as recovery of losses on mortgage loans, notes and interest receivable in its consolidated statement of income and expenses. The remainder of the amount received, $587,214, was recorded as a liability to the Class Action Settlement Fund representing the Trust's share of amounts due under the terms of the previously settled VMS securities litigation, of which $493,685 was paid and the remaining $93,529 is included in the liabilities on the Trust's December 31, 1997 balance sheet.

14.  OMNIBUS STOCK AND INCENTIVE PLAN

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

     The Trust has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for options granted under the Plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the options granted under the Plan is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The effects on 1997 and 1996 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

FIXED STOCK OPTIONS

     Under the Plan, each person serving as a Trustee on the tenth business day after the final adjournment of the Trust's annual meeting will receive options to acquire 2,000 shares. Stock options granted to the Trustees have a term of 10 years and will vest and be exercisable in installments as follows: (i) 50% of the number of shares commencing on the first anniversary of the date of grant; and (ii) the remainder commencing on the second anniversary of the date of grant. On July 22, 1997, each of the three Trustees received options to acquire 2,000 shares at $4.50 per share (the closing price on the day of the grant of the options).

     The Board administers the Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the vesting requirements and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On July 8, 1997, the Board granted initial options to purchase a total of 41,000 shares at an exercise price of $4.08 per share (the closing price on the day of the grant of the options) to various executives and employees of the Trust except for Leonard G. Levine, who was granted options pursuant to his Employment Agreement. On November 19, 1997, the Board granted options to purchase a total of 133,000 shares at an exercise price of $6.375 per share (the closing price on the date of the grant of the options) to various executives and employees of the Trust except for Leonard G. Levine who has been granted additional options under the terms of a new employment agreement executed on March 11, 1998. Options for the shares granted under the Plan to executives and employees on July 6, 1997 and November 19, 1997 have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing on the first anniversary of the date of grant; (ii) an additional 33.3% of the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant. Under the new employment agreement between the Trust and Leonard G. Levine, effective retroactively to October 1, 1997, the Board granted options to purchase total of 200,000 shares to Mr. Levine at an exercise price of $5.50 per share. Pursuant to the Employment Agreement, the options granted have a term of 10 years and will be exercisable and vest as follows: (i) 100,000 at the time of execution of the agreement; (ii) 25,000 on December 31, 1998, 1999, 2000 and 2001. In addition, certain target stock price performance options were granted pursuant to the Employment Agreement (see below).

     The unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Trust had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997; risk free interest rates of 5.58%;

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


dividend yields of 7.19%; volatility factors of the expected market price of the Trust's common stock of .225; and a weighted-average expected life of the options of 9.8 years. The pro forma expense would be $63,573 for the year ended December 31, 1997.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's view, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the Plan.

     A summary of the Trust's fixed stock option activity, and related information for the year ended December 31, 1997 follows:

                                                       Weighted
                                         Shares         Average
                                         Subject     Exercise Price
                                        to Option      Per Share
                                       ----------    --------------

Balance at December 31, 1996. . . . .       --          $   --

    Options granted . . . . . . . . .     380,000          5.637
    Options canceled. . . . . . . . .      (5,000)          4.08
                                         --------       --------

Balance at December 31, 1997. . . . .     375,000       $  5.658
                                         ========       ========

     At December 31, 1997, options on 100,000 shares (with an average exercise price of $5.50 per share) were exercisable and options on 625,000 shares were available for future grant. Exercise prices for options outstanding at December 31, 1997 ranged from $4.08 to $6.375 per share. The remaining weighted-average contractual life of these options was 9.76 years. The weighted average grant date fair value of all options granted during the year is $0.54.

TARGET STOCK PRICE PERFORMANCE OPTIONS

     The exercise price of each target stock price performance option granted is equal to the market price of the Trust's common shares on the date of grant and vests as the Trust's common share price achieves certain pre-established targets which were set on the date of grant. In conjunction with the March 11, 1998 signing of an employment agreement between the Trust and Leonard G. Levine, effective retroactively to October 1, 1997, the Board granted Mr. Levine stock options to purchase an aggregate of 150,000 shares of the Trust's common shares of beneficial interest at an exercise price equal to $5.50 per share. Options to purchase 50,000 shares will vest and become exercisable if during any consecutive thirty (30) trading days during the term of the agreement the closing price of the common shares averages $8.50 per share. Options to purchase an additional 100,000 shares will vest and become exercisable on a proportionate basis if during any thirty (30) consecutive trading days during the term of the agreement the closing price of the shares averages more than $8.50 per share with full vesting occurring with respect to 75,000 shares if the closing price averages $9.00 per share, and $10.00 per share with respect to the other 25,000 shares. The number of shares underlying the options and the exercise price of each option are subject to adjustment from time

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to time if the Trust: (i) issues or sells additional common shares of beneficial interest in exchange for consideration at a price less than the prevailing market price of the Trust's common shares at the time of issuance: (ii) issues or sells warrants with exercise prices less than the prevailing market price at the time of issuance; (iii) declares a dividend or otherwise makes a distribution to the holders of its beneficial interest in the form of additional common shares; (iv) subdivides its outstanding common shares of beneficial interest into a larger number of common shares; or (v) combines its outstanding common shares into a smaller number of common shares. All of the options must be exercised by October 1, 2007, except that if Mr. Levine dies or becomes permanently disabled during the term of the agreement, then all options which have vested must be exercised within one year of death or permanent disability. In addition, upon death or permanent disability, all options not otherwise vested, but which would or will vest within six months following the date of death or permanent disability either by passage of time or satisfaction of the various performance standards will be deemed vested and become exercisable within the same one-year time period.

     The fair value of each option granted to Mr. Levine under his new employment agreement was estimated on the date of grant using a modified Black-Scholes option-pricing model which, in addition to the required inputs, takes into consideration the target stock price (or barrier) which must be attained. The following weighted average assumptions were incorporated into the model for options granted in 1997; risk-free interest rate of 5.92%; expected dividend yield of 7.21%; expected lives of 10 years; and a volatility factor of the expected market price of the Trust's common shares of .225. The unaudited pro forma expense would be $8,460 for the year ended December 31, 1997.

     A summary of Trust's target stock price performance option activity, and related information for the year ended December 31, 1997 follows:

                                                           Weighted
                                            Shares          Average
                                           Subject      Exercise Price
                                          to Options       Per Share
                                          ----------    --------------

Balance at December 31, 1996. . . . .         --                $ --

  Options granted . . . . . . . . . .        150,000             5.500
                                             -------            ------
Balance at December 31, 1997. . . . .        150,000            $5.500
                                             =======            ======

     At December 31, 1997, no options were exercisable except that Mr. Levine's new agreement was executed on March 11, 1998 and became retroactively effective to October 1, 1997. Exercise prices for options outstanding at December 31, 1997 were $5.50 per share. The remaining weighted-average contractual life of these options was 9.8 years. The weighted average grant date fair value of all options granted during the year is $0.96.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


15.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the Trust's Shares issuable pursuant to its Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of the shares registered in their names and (ii) make cash investments of not less than $5.00 per investment nor more than $120,000 per calendar year. Shares purchased pursuant to the DRIP Plan will be issued directly by the Trust at either (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions or
(ii) 100% of the aforementioned average closing price in the case of cash investments. For the year ended December 31, 1997, the Trust issued 72,094 shares of beneficial interest pursuant to the DRIP Plan and received total proceeds of $379,387.

16.  AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

     Pursuant to the March 19, 1997 Amendment and the September 3, 1997 Second Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, and pursuant to the shareholder approval which was obtained at the Trust's July 8, 1997 annual meeting, all incentive compensation earned by Mr. Levine on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal years ended December 31, 1996 and 1997 has been paid in shares of the Trust's stock ("Award Shares").

     On July 9, 1997, the Trust issued 95,635 Award Shares effective retroactively to March 15, 1997 to Mr. Levine, representing Mr. Levine's incentive compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). On September 3, 1997, the Trust issued 400,000 Award Shares representing the final payment and settlement of Mr. Levine's compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1997 and for cumulative incentive compensation for the period January 1, 1993 through August 31, 1997 (the "Final Award Shares"). Prior to the September 3, 1997 Amendment, Mr. Levine would have been entitled to receive shares in respect of additional compensation which would have been determined as of December 31, 1997 and issued and paid no later than March 1998. The issuance of the Final Award Shares fixed the amount of compensation that the Trust had been accruing through December 31, 1997. The 95,635 Award Shares were valued at $4.125 per share, or $394,494. The 400,000 Final Award Shares were valued at $4.812 per share, or $1,924,800 of which $650,000 was expensed in 1996, and the balance was ratably expensed during 1997. The 1996 Award Share price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ending December 31, 1996. The Final Award Shares price of $4.812 was based on the average closing price of the Trust's shares for the five business days ending August 31, 1997. The 1996 Award Shares and Final Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

     All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued for the fiscal year ended December 31, 1996 were held in escrow by the Trust, through the vesting date, September 29, 1997. Subsequent to that date, Mr. Levine became fully vested and the Award Shares were immediately transferred and are otherwise freely alienated subject to compliance with registration requirements of the federal and state securities laws or exemptions therefrom.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


17.  LITIGATION

     The Trust is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is Management's opinion that the final resolution of these matters will not have an adverse effect on the Trust's financial position or results of operations.

18.  SUBSEQUENT EVENTS

     Peachtree Pointe Office Park

     On January 20, 1998, the Trust acquired a 100% ownership interest in five one-story office buildings known as Peachtree Pointe Office Park located in Norcross, Georgia, a northeast suburb of Atlanta, for a purchase price of approximately $4.5 million. The Trust funded the acquisition from its cash reserves as well as by utilizing a draw upon its Revolving Line of $3.4 million.