Form 10-K405/A
period 1997-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1998-04-17
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-K/A

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

                  DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 53 of sequentially numbered pages.

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

                                PART II

      ITEM 5.   MARKET FOR THE REGISTRANT'S SHARES AND RELATED
SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . .11
      ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .13
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .20
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .40
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . .40

                               PART III

      ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE
                REGISTRANT. . . . . . . . . . . . . . . . . . . . . .41
      ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .43
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .50
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS. . . . . . . . . . . . . . . . . . . . .52

                                PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . .53

      SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .56

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

     Simultaneously with the execution of the Agreement, the Trust also entered into a Convertible Term Loan Agreement ("the Loan Agreement") with the Purchasers. Under this agreement, the Purchasers agreed to provide an unsecured convertible loan to the Trust in the amount of $20,000,000 (the "Unsecured Loan") of which $10,000,000 must be borrowed by March 31, 1998 and the remainder by October 14, 1998. On March 30, 1998, the Loan Agreement was amended to extend the date by which the first $10,000,000 must be borrowed from March 31, 1998 to June 30, 1998. As of December 31, 1997, the Trust had not borrowed any amounts under the loan. Loan proceeds may be used by the Trust only to purchase real estate property interests. The Loan Agreement contains a number of covenants and limitations customary for agreements of this nature including covenants related to net worth and debt coverage. Interest is payable quarterly on the last day of the calendar quarter, at 12% per annum. Draws on the loan mature on September 30, 2002 with no prepayment of the loan permitted prior to September 30, 1999, although the Purchasers may accelerate maturity upon the sale of substantially all of the assets of the Trust.

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

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                            For the Years Ended December 31,
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
OPERATING DATA
Revenues. . . . . . . . .  $ 28,784,900   $21,404,318   $12,902,369    $8,833,801    $4,127,149
  Income (Loss) before
   Net Gains and
   Extraordinary
   Item (2)  .. . . . .  .    2,729,062    (1,757,260)    2,190,755      (958,600)     (617,272)
Net Income (Loss) . . . .     3,546,282    (1,757,260)    2,600,045      (912,492)     (617,272)

Earnings Per Share of
 Beneficial Interest -
 Basic and Diluted:
  Income (Loss) before
   Net Gains and Extra-
   ordinary Item (2). . .  $       0.24   $     (0.17)  $      0.21    $    (0.09)   $    (0.06)
                           ============   ===========   ===========    ==========    ==========

  Net Income (Loss) . . .  $       0.32   $     (0.17)  $      0.25    $    (0.09)   $    (0.06)
                           ============   ===========   ===========    ==========    ==========





                                            For the Years Ended December 31,
                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
BALANCE SHEET DATA
(at year end)

Mortgage Loans
  Receivable, Net (3) . .  $      --     $      --     $  5,433,094  $  5,136,229   $ 4,891,462
Investment in Real
  Estate, Net . . . . . .   149,385,842   102,489,727    87,862,970    40,161,412    21,769,471
Investment in Real
  Estate Ventures . . . .         --        5,713,759     8,895,678    10,697,791    13,668,332
Total Assets. . . . . . .   159,633,628   116,534,205   110,764,772    74,084,351    69,360,043
Mortgage Loans and
  Bonds Payable . . . . .    92,117,777    59,081,023    49,022,181    13,400,695     3,986,373
Shareholders'
  Equity. . . . . . . . .    62,315,210    50,934,438    56,875,404    58,440,712    63,541,645

OTHER DATA

Funds From Operations
  (4) . . . . . . . . . .  $  5,843,472   $ 3,689,010  $  3,333,940   $ 2,800,422   $   792,692
Cash Flows From:
  Operating Activities. .     8,135,152     5,401,784     2,847,228     3,373,522     2,194,055
  Investing Activities. .   (27,066,123)   (6,269,271)  (31,690,611)   (6,548,238)   (2,070,065)
  Financing Activities. .    19,554,299      (827,468)   19,574,428     4,437,942    (1,442,522)
Real Estate Net
  Operating Income (5). .    14,339,311     9,497,917     5,360,807     4,087,680     1,125,220
Number of Property
  Interests Owned . . . .            22            15            13             8             6
Weighted Average
  Number of Shares. . . .    11,149,982    10,478,410    10,474,079    10,471,102    10,518,047
Cash Distribution
  Per Share of
  Beneficial
  Interest (6)  . . . . .  $       0.40   $      0.40   $      0.40    $     0.40    $     0.40






------------

(1)  The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)  Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

(3)  Represents the carrying amount of the mortgage loans, which is equal to the face amount of the loans plus unamortized loan fees, net of loan discounts of $1,436,587, $1,808,716 and $2,116,636 for 1995, 1994 and 1993,
respectively.  See Note 2, Mortgage Loans Receivable, of Notes to Consolidated Financial Statements for further details.

(4)  Due to certain unique operating characteristics of real estate companies, The National Association of Real
Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from
Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust.  As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses)
from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  The Trust has adopted the
NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's.  The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity.  Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO.  As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REIT's.  FFO is not intended to be an alternative to Net Income as an indication of the Trust's performance nor to Cash Flows from Operating Activities (as determined by GAAP) as a measure of the Trust's capacity to pay distributions.

     Calculation of Funds from Operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993:


                                                 1997         1996        1995        1994         1993
                                              ----------  -----------  ----------  ----------   ---------
     Net Income (Loss). . . . . . . . . . .   $3,546,282  $(1,757,260) $2,600,045  $ (912,492)  $(617,272)

     Plus:  Depreciation and
       Amortization Expense . . . . . . . .    3,500,591    2,483,534   1,385,374     945,692     267,061
     Less:  Minority Interest Share
       of Depreciation and
       Amortization Expense . . . . . . . .     (274,642)    (240,695)   (115,231)    (44,444)    (19,025)
     Less:  Recovery of Losses on
       Loans, Notes and
       Interest Receivable. . . . . . . . .     (161,539)     (16,569)   (164,958)    (57,226)    (57,072)
     Franchise Tax Fee Accrued. . . . . . .       50,000       40,000      38,000       --          --
     Valuation Allowance Included
       in Operations of
       Real Estate Venture. . . . . . . . .        --       3,180,000       --      2,915,000   1,219,000
     Net Gain on Disposition of Investment
       in Real Estate, Disposition
       of Investment in Real Estate
       Venture and Disposition of
       Partnership Interest . . . . . . . .     (881,375)       --       (409,290)    (46,108)      --
     Extraordinary Item,
       Net of Minority Interest . . . . . .       64,155        --          --          --          --
                                              ----------  -----------  ----------  ----------   ---------
     Funds From Operations. . . . . . . . .   $5,843,472  $ 3,689,010  $3,333,940  $2,800,422   $ 792,692
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



QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and
1996.
                                                                        1997
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
Total Revenue                              $ 5,893,886      $ 6,746,542      $ 7,875,130      $ 8,269,342

Recovery of Losses on Loans, Notes
  and Interest Receivable                        --               --               --             161,539

Operating Expenses                          (5,352,505)      (6,183,169)      (7,051,112)      (7,077,394)
                                           -----------      -----------      -----------      -----------
Operating Income                               541,381          563,373          824,018        1,353,487

Minority Interest in Consolidated
 Partnerships                                 (166,743)        (144,983)        (151,747)        (126,850)

Income (Loss) of Real Estate Ventures           30,363           20,419          (13,656)           --
                                           -----------      -----------      -----------      -----------
Income before Net Gains and
  Extraordinary Item                           405,001          438,809          658,615        1,226,637

Net Gain (Loss) on Disposition of
  Investment in Real Estate,
  Disposition of Investment in Real
  Estate Venture and Disposition of
  Partnership Interest                           3,788            --           1,071,858         (194,271)

Extraordinary Item, Net of
  Minority Interest                              --               --               --             (64,155)
                                           -----------      -----------      -----------      -----------
Net Income                                 $   408,789      $   438,809      $ 1,730,473      $   968,211
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
   Income before Net Gains
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

     The Trust's objective is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REIT's. FFO is not intended to be an alternative to Net Income as an indication of the Trust's performance nor to Cash Flows from Operating Activities (as determined by GAAP) as a measure of the Trust's capacity to pay distributions.

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

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Trust's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and invoices, or engage in similar normal business activities.

     By June 30, 1998, the Trust expects to have completed the upgrade of its accounting and financial modeling software programs in order to eliminate the impact of the Year 2000 on its computer operations. The cost associated with these upgrades is not expected to be material and would not cause reported financial information to be less indicative of the Trust's future operating results or financial condition. Furthermore, because the Trust utilizes third party property management firms to perform certain property level accounting functions, their ability to address the effect of the Year 2000 Issue with respect to their computerized accounting systems may have an impact on the Trust. The Trust, however, feels that the ability of its property managers to resolve the Year 2000 Issue will also have an immaterial impact on the Trust's financial condition. The Trust believes that because it has the right to cancel its property management contracts on 30 day notice, at no cost to the Trust, those property managers who do not address the Year 2000 Issue can be replaced with ones that have systems that comply. The Trust is currently in the process of determining whether or not each of its property managers have properly addressed the Year 2000 Issue. The Trust cannot quantify the potential costs and uncertainties associated with this computer program flaw at this times as it relates to other organizations that it relies upon other than the aforementioned, but does not anticipate that the effect of this computer program flaw on the operations of the Trust will be significant.

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

B.  EXECUTIVE COMPENSATION

     Compensation paid to executive officers of the Trust for the years ended December 31, 1997, 1996 and 1995 are as follows:

                               Annual Compensation                      Long-Term Compensation
                             -----------------------------------------------------------------------------------
                                                                        Awards                Payouts
                                                                ----------------------  ------------------
(a)                     (b)     (c)        (d)         (e)      (f)         (g)         (h)      (i)
                                                       Other                Securities
                                                       Annual   Restricted  Underlying           All other
                                                       Compen-    Stock      Options/    LTIP     Compen-
                        Year     Salary    Bonus (3)   sation   Awards (4)   SARs (#)   Payouts   sation
                        ----    --------   ---------   -------  ----------  ----------  -------  ---------

Leonard G. Levine,      1997    $195,540     $  --       --     $2,319,292       --    $   --        --
President and Chief     1996    $189,247     $  --       --     $    7,700       --    $ 66,985      --
Executive Officer       1995    $184,812     $  --       --     $   24,900       --    $111,739      --
(1)

Jay E. Schmidt,         1997    $165,281     $35,000 (5) --          --          --       --         --
Vice President/         1996    $154,615     $65,000     --          --          --       --         --
Investments             1995    $148,136     $27,000     --          --          --       --         --

Neil D. Hansen          1997    $192,546     $20,000     --          --          --       --         --
First Vice President/   1996       --          --        --          --          --       --         --
Asset Management        1995       --          --        --          --          --       --         --
(2)

Joel L. Teglia          1997    $ 95,160     $10,000     --          --          --       --         --
Vice President/         1996       --          --        --          --          --       --         --
Chief Financial Officer 1995       --          --        --          --          --       --         --
(2)




----------
(1) See discussion below under "Employment Agreements".

(2) Compensation for these executives of the Trust for 1996 and 1995 was less than $100,000 per individual.

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



                                 Aggregated Option/SAR Exercises During 1997
                                       and December 1997 Option Values
                                --------------------------------------------

                                                               Number of
                                                              Securities                 Value of
                                                              Underlying                Unexercised
                                                          Unexercised Options      In-the-Money Options
                                                            at December 31            at December 31
                                                          -------------------      ---------------------
                     Shares Acquired       Value             Exercisable/              Exercisable/
Name                   on Exercise        Realized           Unexercisable             Unexercisable
----                 --------------       --------           -------------             -------------

Leonard G. Levine          --              $  --      100,000/ 250,000 (1)             $0 / $0
Jay E. Schmidt             --              $  --            0/  25,000                 $0 / $5,850
Neil D. Hansen             --              $  --            0/  25,000                 $0 / $5,850
Robert G. Higgins          --              $  --            0/  25,000                 $0 / $5,850
Joel L. Teglia             --              $  --            0/  20,000                 $0 / $5,850


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

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    Exhibit 10 (viii)   First Amendment to Convertible Term Loan
                        Agreement dated as of March 30, 1998 made by and
among Banyan Strategic Realty Trust and theEntities Listed on the
Signature Page therein, as     Lenders

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

    Exhibit (3)(b)      By-Laws dated March 13, 1986.

            (3)(c)
        and (3)(d)      Amended and Restated Declaration of Trust dated
as of August 8, 1986, as amended on March 8, 1991 and May 1, 1993.

            (10)        Material Contracts

                        (i) Employment Agreement of Leonard G. Levine dated March 11, 1998.

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

                        (x) Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto

    Exhibit 99(7)       Press Release dated February 12, 1998.

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


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine                     Date:  April 17, 1998
     Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Leonard G. Levine                     Date:  April 17, 1998
     Leonard G. Levine, President



By:  /s/ Joel L. Teglia                        Date:  April 17, 1998
     Joel L. Teglia, Vice President
     of Finance and Administration,
     Chief Financial and Accounting Officer



By:  /s/ Norman M. Gold                        Date:  April 17, 1998
     Norman M. Gold, Trustee



By:  /s/ Walter E. Auch, Sr.                   Date:  April 17, 1998
     Walter E. Auch, Sr., Trustee



By:  /s/ Marvin A. Sotoloff                    Date:  April 17, 1998
     Marvin A. Sotoloff, Trustee

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

                                        BANYAN STRATEGIC REALTY TRUST
                               CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                                              FOR THE YEARS ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . .  $ 25,369,761     $ 18,606,996     $10,118,609
  Operating Cost Reimbursement. . . . . . . . . . . .     2,440,623        1,936,392         918,914
  Miscellaneous Tenant Income . . . . . . . . . . . .       707,659          259,844         194,335
  Interest and Amortized Discount on Mortgage Loans .         --             441,725       1,036,052
  Income on Investments and Other Income. . . . . . .       266,857          159,361         634,459
                                                        -----------      -----------     -----------
Total Revenue . . . . . . . . . . . . . . . . . . . .    28,784,900       21,404,318      12,902,369
                                                        -----------      -----------     -----------
EXPENSES
  Operating Property Expenses . . . . . . . . . . . .     5,205,965        4,296,266       2,785,740
  Repairs and Maintenance . . . . . . . . . . . . . .     2,594,960        2,378,139       1,256,444
  Real Estate Taxes . . . . . . . . . . . . . . . . .     1,994,481        1,748,105       1,153,797
  Interest. . . . . . . . . . . . . . . . . . . . . .     6,447,278        4,011,218       1,583,645
  Ground Lease. . . . . . . . . . . . . . . . . . . .       892,933          871,471         376,130
  Depreciation and Amortization . . . . . . . . . . .     3,490,393        2,453,059       1,334,992
  General and Administrative. . . . . . . . . . . . .     4,314,816        3,125,509       2,036,367
  Amortization of Deferred Loan Fees
    and Financing Costs . . . . . . . . . . . . . . .       723,354          511,757         234,056
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .      (161,539)         (16,569)       (164,958)
                                                        -----------      -----------     -----------
Total Expenses. . . . . . . . . . . . . . . . . . . .    25,502,641       19,378,955      10,596,213
                                                        -----------      -----------     -----------
Income Before Minority Interest, Income
  (Loss) from Operations of Real Estate Ventures,
  Net Gains and Extraordinary Item. . . . . . . . . .     3,282,259        2,025,363       2,306,156
Minority Interest in Consolidated Partnerships. . . .      (590,323)        (481,411)       (178,114)
Income (Loss) from Operations of Real Estate Ventures        37,126       (3,301,212)         62,713
                                                        -----------      -----------     -----------
Income (Loss) before Net Gains and
  Extraordinary Item. . . . . . . . . . . . . . . . .     2,729,062       (1,757,260)      2,190,755
Net Gain on Disposition of Investment in Real Estate,
  Disposition of Investment in Real Estate Venture
  and Disposition of Partnership Interest . . . . . .       881,375            --            409,290
                                                        -----------      -----------     -----------
Income (Loss) Before Extraordinary Item . . . . . . .     3,610,437       (1,757,260)      2,600,045

Extraordinary Item, Net of Minority Interest. . . . .       (64,155)           --              --
                                                        -----------      -----------     -----------
Net Income (Loss) . . . . . . . . . . . . . . . . . .   $ 3,546,282      $(1,757,260)    $ 2,600,045
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
  Income (Loss) before Net Gains
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

C.   INVESTMENT IN REAL ESTATE

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"). Under FAS 121, the Trust is required to write down the value of a particular property when indicators of impairment are present and the property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount. The Trust adopted FAS 121 effective January 1, 1995 with no effect on the 1995 consolidated financial statements. During the quarter ended December 31, 1996, the venture owning the H Street Assemblage property recorded a valuation allowance of $6,000,000, of which the Trust's share was $3,180,000 based on the fair market value of the property as measured by the anticipated cumulative sales proceeds pursuant to contractual sales agreements pending as of that date compared to the property's carrying value. See Note 9, Investment in Joint Venture, for further details. The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust currently classifies none of its properties as held for sale.

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

                                          BANYAN STRATEGIC REALTY TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1997            1996            1995
                                                                  -----------     -----------     -----------
     Numerator:
       Income (Loss) before Net Gains and
        Extraordinary Item. . . . . . . . . . . . . . . . . .     $ 2,729,062     $(1,757,260)    $ 2,190,755
       Net Gains (a). . . . . . . . . . . . . . . . . . . . .         881,375           --            409,290
       Extraordinary Item, Net of Minority Interest . . . . .         (65,155)          --             --
                                                                  -----------     -----------     -----------
          Net Income (Loss) . . . . . . . . . . . . . . . . .     $ 3,545,282     $(1,757,260)    $ 2,600,045
                                                                  ===========     ===========     ===========
     Denominator:
       Denominator for basic earnings per
         weighted-average shares. . . . . . . . . . . . . . .      11,149,982      10,478,410      10,474,079

       Effect of dilutive securities:
         Employee stock options . . . . . . . . . . . . . . .           4,942           --              --
         Convertible debt . . . . . . . . . . . . . . . . . .          90,318           --              --
                                                                  -----------     -----------     -----------
       Dilutive potential common shares . . . . . . . . . . .          95,260           --              --

          Denominator for diluted earnings per share-adjusted
            weighted-average shares and assumed conversions .      11,245,242      10,478,410      10,474,079
                                                                  ===========     ===========     ===========

     Basic and Diluted Earnings Per Share:

        Income (Loss) before Net Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .     $      0.24     $     (0.17)    $      0.21
        Net Gains (a) . . . . . . . . . . . . . . . . . . . .            0.08            --              0.04
        Extraordinary Item, Net of Minority Interest. . . . .            --              --              --
                                                                  -----------     -----------     -----------

            Net Income (Loss) . . . . . . . . . . . . . . . .     $      0.32     $     (0.17)    $      0.25
                                                                  ===========     ===========     ===========







     (a)   Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

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
                                                       ============     ============     ===========

           (1)  In 1997, in addition to these capitalized costs, the Trust assumed $598,347 of net operating liabilities at acquisition.
           (2)  In connection with the sale of Colonial Courts and Hallmark Apartments, the Trust transferred
                $107,135 of net operating liabilities.

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