Form 10-Q
period 1998-03-31
BANYAN STRATEGIC REALTY TRUST
filed 1998-05-14
CIK 790817

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          Form 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998


                             OR


[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to         .


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


Shares of beneficial interest outstanding as of May 14, 1998:  13,269,492

                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998 AND DECEMBER 31, 1997
                                        (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,   DECEMBER 31,
                                                                 1998          1997
                                                             ------------- ------------
ASSETS
Cash and Cash Equivalents . . . . . . . . . . . . . . . . .       $  4,006     $  4,429
Restricted Cash . . . . . . . . . . . . . . . . . . . . . .          1,916        1,594
Interest and Accounts Receivable. . . . . . . . . . . . . .            793          862
                                                                  --------      -------
                                                                     6,715        6,885
                                                                  --------      -------

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . .         27,440       26,143
  Building. . . . . . . . . . . . . . . . . . . . . . . . .        133,119      125,459
  Building Improvements . . . . . . . . . . . . . . . . . .          5,102        4,418
                                                                  --------      -------
                                                                   165,661      156,020
  Less: Accumulated Depreciation. . . . . . . . . . . . . .         (7,616)      (6,634)
                                                                  --------      -------
                                                                   158,045      149,386
                                                                  --------      -------

Deferred Financing Costs (Net of Accumulated Amortization
  of $1,184 and $1,112, respectively) . . . . . . . . . . .          1,197        1,269
Other Assets. . . . . . . . . . . . . . . . . . . . . . . .          2,590        2,094
                                                                 ---------      --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . .      $ 168,547      $159,634
                                                                 =========      ========





                               BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997 (CONTINUED)
                                        (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,   DECEMBER 31,
                                                                 1998          1997
                                                             ------------- ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . .      $   1,901     $  1,858
Accrued Real Estate Taxes Payable . . . . . . . . . . . . .          1,249          796
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . .         78,049       70,503
Bonds Payable . . . . . . . . . . . . . . . . . . . . . . .         21,584       21,615
Accrued Interest Payable. . . . . . . . . . . . . . . . . .            555          296
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . .            318          276
Security Deposits . . . . . . . . . . . . . . . . . . . . .          1,046          711
Distributions Payable . . . . . . . . . . . . . . . . . . .          1,592        --
                                                                 ---------     --------
Total Liabilities . . . . . . . . . . . . . . . . . . . . .        106,294       96,055
                                                                 ---------     --------

Minority Interest in Consolidated Partnerships. . . . . . .          1,325        1,264

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 14,791,497 and 14,761,850 Shares
    Issued, respectively. . . . . . . . . . . . . . . . . .        119,185      119,013
Accumulated Deficit . . . . . . . . . . . . . . . . . . . .        (50,891)     (49,332)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . .         (7,366)      (7,366)
                                                                 ---------     --------
Total Shareholders' Equity. . . . . . . . . . . . . . . . .         60,928       62,315
                                                                 ---------     --------
Total Liabilities and Shareholders' Equity. . . . . . . . .      $ 168,547     $159,634
                                                                 =========     ========

Book Value Per Share of Beneficial Interest
  (13,268,848 and 13,239,201 Shares Outstanding, respectively)   $    4.59     $   4.71
                                                                 =========     ========






   The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1998          1997
                                                               ------------  -----------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . . . . . .    $  7,554      $ 5,145
  Operating Cost Reimbursement. . . . . . . . . . . . . . . . .         756          619
  Miscellaneous Tenant Income . . . . . . . . . . . . . . . . .         222           97
  Income on Investments . . . . . . . . . . . . . . . . . . . .          32           33
                                                                   --------      -------
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . .       8,564        5,894
                                                                   --------      -------
EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . . . . . .       1,359        1,203
  Repairs and Maintenance . . . . . . . . . . . . . . . . . . .         913          525
  Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . .         553          480
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,860        1,200
  Ground Lease. . . . . . . . . . . . . . . . . . . . . . . . .         239          213
  Depreciation and Amortization . . . . . . . . . . . . . . . .       1,061          720
  General and Administrative  . . . . . . . . . . . . . . . . .       1,034          869
  Amortization of Deferred Loan Fees and Financing Costs. . . .          72          142
                                                                   --------      -------
 Total Expenses . . . . . . . . . . . . . . . . . . . . . . . .       7,091        5,352

Income Before Minority Interest, Income from Operations of Real Estate Venture
  and Gain on Disposition of Investment in Real Estate. . . . .       1,473          542

Minority Interest in Consolidated Partnerships. . . . . . . . .        (116)        (167)
Income from Operations of Real Estate Venture . . . . . . . . .       --              30
Gain on Disposition of Investment in Real Estate. . . . . . . .       --               4
                                                                   --------      -------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,357      $   409
                                                                   ========      =======
Earnings Per Share of Beneficial Interest Basic and Diluted:. .    $   0.10      $  0.04
                                                                   ========      =======

  The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                        (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                             Shares of
                        Beneficial Interest
                   ----------------------------   Accumulated     Treasury
                         Shares       Amount        Deficit        Shares       Total
                       -----------  -----------   -----------   -----------  -----------
Shareholders' Equity,
January 1, 1998 . . .   14,761,850   $  119,013     $ (49,332)   $   (7,366)    $ 62,315

Net Income. . . . . .        --           --            1,357         --           1,357

Issuance of Shares. .       29,647          172         --            --             172

Distributions . . . .        --           --           (2,916)        --          (2,916)
                       -----------   ----------     ---------    ----------     --------

Shareholders' Equity,
March 31, 1998. . . .   14,791,497   $  119,185     $ (50,891)   $   (7,366)    $ 60,928
                       ===========   ==========     =========    ==========     ========



















   The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)
                                                                   1998          1997
                                                               ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,357      $   409
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Gain on Disposition of Investment in Real Estate. . . . . . .       --              (4)
  Depreciation and Amortization . . . . . . . . . . . . . . . .       1,133          862
  Net (Income) From Operation of Real Estate Ventures . . . . .       --             (30)
  Minority Interest in Consolidated Partnerships. . . . . . . .         116          167
  Incentive Compensation. . . . . . . . . . . . . . . . . . . .       --             313
Net Change In:
  Restricted Cash . . . . . . . . . . . . . . . . . . . . . . .        (322)          18
  Interest and Accounts Receivable. . . . . . . . . . . . . . .          69         (160)
  Other Assets. . . . . . . . . . . . . . . . . . . . . . . . .        (215)        (118)
  Accounts Payable and Accrued Expenses . . . . . . . . . . . .          43         (271)
  Accrued Interest Payable. . . . . . . . . . . . . . . . . . .         259         (130)
  Accrued Real Estate Taxes Payable . . . . . . . . . . . . . .         453           35
  Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . .          42          (96)
  Security Deposits . . . . . . . . . . . . . . . . . . . . . .         335            1
                                                                   --------     --------
Net Cash Provided By Operating Activities . . . . . . . . . . .       3,270          996
                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . . . . . . .      (8,957)      (5,479)
  Investment In Real Estate Ventures, Net . . . . . . . . . . .       --             (84)
  Additions to Investment in Real Estate. . . . . . . . . . . .        (684)        (358)
  Proceeds From Sale of Investment in Real Estate . . . . . . .       --           6,142
  Proceeds from Sale of Investment in Real Estate Venture . . .       --             968
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets --              29
  Earnest Money Deposits. . . . . . . . . . . . . . . . . . . .        (360)       --
                                                                   --------     --------
Net Cash (Used In) Provided by Investing Activities . . . . . .     (10,001)       1,218
                                                                   --------     --------




                               BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (CONTINUED)
                                        (UNAUDITED)



                                                                     1998         1997
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Mortgage Loans Payable. . . . . . . .    $  7,750     $  6,700
  Distributions to Minority Partners. . . . . . . . . . . . . .         (55)         (90)
  Deferred Financing Costs. . . . . . . . . . . . . . . . . . .       --             (83)
  Principal Payments on Bonds and Mortgage Loans Payable. . . .        (235)      (5,853)
  Distributions Paid to Shareholders. . . . . . . . . . . . . .      (1,324)      (1,048)
  Shares Issued . . . . . . . . . . . . . . . . . . . . . . . .         172        --
                                                                   --------     --------
  Net Cash Provided By (Used In) Financing Activities . . . . .       6,308         (374)
                                                                   --------     --------
  Net (Decrease) Increase In Cash and Cash Equivalents. . . . .        (423)       1,840

  Cash and Cash Equivalents at Beginning of Period. . . . . . .       4,429        3,805
                                                                   --------     --------
  Cash and Cash Equivalents at End of Period. . . . . . . . . .    $  4,006     $  5,645
                                                                   ========     ========

  Supplemental Disclosure of Cash Flow Information:
    Interest Paid During the Period . . . . . . . . . . . . . .    $  1,601     $  1,330
                                                                   ========     ========

















   The accompanying notes are an integral part of the consolidated financial statements.

                BANYAN STRATEGIC REALTY TRUST
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1998
                         (UNAUDITED)


     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1997 which are included in the Trust's 1997 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled partnerships. All intercompany balances and transactions have been eliminated in consolidation. Investment in Real Estate Venture was accounted for on the equity method.

     FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the previously reported 1997 consolidated financial statements in order to provide comparability with the 1998 consolidated financial statements. These reclassifications have not changed the 1997 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1998. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

     EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                      1998         1997
                                   ----------  -----------
                                  (DOLLARS IN THOUSANDS,
                                  EXCEPT PER SHARE DATA)
Numerator:
  Income before Net Gains . . .  $     1,357  $       405
  Net Gains (a) . . . . . . . .        --               4
                                 -----------  -----------
         Net Income . . . . . .  $     1,357  $       409
                                 ===========  ===========

Denominator:
  Denominator for basic earnings per
   weighted-average shares. . .   13,251,417   10,478,971

  Effect of dilutive securities:
    Employee stock options. . .       23,608        --
    Convertible debt. . . . . .      454,728        --
                                 -----------   ----------

  Dilutive potential common shares   478,336        --

     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions . . . . . . .   13,729,753   10,478,971
                                 ===========  ===========

Basic and Diluted Earnings Per Share:

  Income before Net Gains . . .  $      0.10  $      0.04
  Net Gains . . . . . . . . . .        --           --
                                 -----------  -----------
         Net Income . . . . . .  $      0.10  $      0.04
                                 ===========  ===========

(a)  Net gains include gains on disposition of investment in real estate.

Options to purchase 133,000 common shares at $6.375 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect of exercise would be antidilutive.


2.   MORTGAGE LOANS PAYABLE

     LINE OF CREDIT

     On December 13, 1994, the Trust executed a Revolving Line of Credit (the "Revolving Line") with American National Bank and Trust Company of Chicago ("ANB") in the amount of $15 million. The Revolving Line has been amended several times to modify the terms of the loan. Under the latest amendment dated April 19, 1997, the Trust was permitted to borrow up to $30 million under a revolving facility through November 30, 1997 with a maturity of all unpaid balances by November 30, 1998. On November 13, 1997, the Trust exercised its option to extend both the revolving facility and the maturity of the loan for an additional six months until May 31, 1998 and May 31, 1999, respectively. On May 31, 1998, the Revolving Line will convert to a one year, interest only, term loan. During the term of the Revolving Line, the Trust must pay interest only at a rate equal to LIBOR plus 2.25% or ANB's Prime plus .25% at the election of the Trust. As of March 31, 1998, the LIBOR based rate paid by the Trust was 7.9% and the Prime based rate was 8.75%. In addition, the Trust is required to pay an unused facility fee equal to .5% per annum multiplied by the average portion of the Revolving Line that is undrawn from time to time. As of March 31, 1998, the Trust had an outstanding balance of $16.9 million.


3.   INVESTMENT IN REAL ESTATE

     During the quarter ended March 31, 1998, the Trust acquired two properties from unaffiliated third parties. The table below presents a summary of 1998 acquisitions.

Name and                         Purchase
Location                          Price
of Property   Sq. Ft.Acquisition(in millions)Description
---------------------------------------------------------------

Peachtree Pointe
 Office Park
Norcross, Georgia71,70001/20/98     $4.6     Five one-story
                                              office buildings;
                                             23 tenants at the
                                              time of acqui-
                                              sition
Avalon Center
 Office Park
Norcross, Georgia53,30003/20/98      4.4     Two one-story
                                    ----      office buildings;
                                             3 tenants at the
                                              time of acqui-
                                              sition
     Total                          $9.0
                                    ====


4.   DIVIDEND AND DISTRIBUTIONS

     On March 16, 1998, the Trust declared a cash distribution for the quarter ended March 31, 1998 of $0.12 per share payable May 22, 1998 to shareholders of record on April 22, 1998. The distribution payable in the amount of approximately $1.6 million is included in the Trust's total liabilities in the accompanying March 31, 1998 Balance Sheet.

5.     SUBSEQUENT EVENTS

     On April 24, 1998, the Trust acquired a 100% fee simple ownership interest in two single-story office buildings commonly known as Avalon Ridge located in Norcross, Georgia, a northeast suburb of Atlanta, for a purchase price of approximately $3.9 million including closing costs and related expenses. The Trust funded the acquisition from its cash reserves and by utilizing a draw upon its Revolving Line.

     In April 1998, the Trust formed a new joint venture, Butterfield O'Hare L.P., in which the Trust has an 89.1% Limited Partnership interest and .9% General Partnership interest. The portfolio of the venture consists of two properties, Butterfield Office Plaza, a property formerly owned solely by the Trust, and Tower Lane Business Park ("Tower Lane"), which was purchased on April 27, 1998 from an affiliate of a partner in Butterfield O'Hare L.P. Tower Lane consists of two single-story office buildings located in Bensenville, Illinois, a western suburb of Chicago. The property was acquired for a total purchase price of approximately $5.1 million including closing costs and related expenses. Upon acquisition, the venture assumed a permanent mortgage loan in the amount of approximately $3.7 million. The loan matures December, 2002, bears an interest rate of 8.35% and is payable in monthly installments of principal and interest based on 360-month amortization schedule.

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement with Nomura Asset Capital Corporation ("Nomura Line"). The Nomura Line has an initial term of 24 months at a rate of LIBOR plus 2.00%.

The Trust has the option to extend the line for one additional year for a fee of 0.50% of the $25 million facility. In a related transaction, Nomura entered into an Interest Rate Lock Agreement with the Trust for a loan in the aggregate principal amount of approximately $53.5 million. Pursuant to the Interest Rate Lock Agreement, the Trust deposited approximately $1 million with Nomura which will be fully refundable upon completion of the permanent financing. The loan will have a 10 year term at an interest rate locked at 6.95%, amortized over 26 years. The Trust will utilize the proceeds to retire existing permanent debt that is scheduled to mature within the next 24 months and to repay amounts borrowed pursuant to the Nomura Line and the Revolving Line.

     On April 30, 1998, the Trust acquired a 100% fee simple ownership interest in sixteen office buildings containing a total of approximately 291,100 net rentable square feet, located in Orlando and Winter Park, Florida. The portfolio was acquired for approximately $23.5 million, including closing costs and related expenses and was funded utilizing proceeds from the Nomura Line, which the Trust anticipates repaying upon obtaining permanent financing for the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust, is a Massachusetts business trust. The Trust is a diversified real estate investment trust that focuses on flex/industrial, office and apartment properties throughout the country, where management sees strong local economies and investment opportunities. As of March 31, 1998, the Trust's portfolio contained twenty-four properties, which are located primarily in the Midwest and the Southeast United States. The Trust's current business plan is to acquire additional real estate assets and to manage these new acquisitions as well as its existing portfolio of properties in a manner which will increase the Trust's cash flow and shareholder value. In executing its business plan, the Trust intends to invest its cash and cash equivalents in excess of operating reserves in new real estate assets, to reinvest the proceeds from the sale or refinancing of its existing properties and to raise new capital (debt, equity or both).

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See below "Factors Affecting the Trust's Business Plan" for further discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at March 31, 1998 and December 31, 1997 was approximately $4.0 million and approximately $4.4 million, respectively. The decrease in total cash and cash equivalents of approximately $0.4 million is due to approximately $ 10.0 million of cash used by investing activities which exceeded approximately $6.3 million of cash provided by financing activities and approximately $3.3 million of cash provided by operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $2.3 million for the three months ended March 31, 1998 to approximately $3.3 million from approximately $1.0 million for the same period in 1997 due primarily to net income generated by properties acquired by the Trust in 1997 and 1998. (See below for detail.) See Results of Operations below for further discussion of the operations of the Trust's real estate assets.

     One of the objectives of the Trust is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net operating income as determined under generally accepted accounting principles (GAAP).

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to Net Income as an indication of the Trust's performance nor to Cash Flows from Operating Activities (as determined by GAAP) as a measure of the Trust's capacity to pay distributions.

     For the three months ended March 31, 1998 and 1997, the Trust's operations generated FFO of approximately $2.4 million and approximately $1.1 million, respectively. FFO increased for the three months ended March 31, 1998 primarily from the effect of the Trust's property acquisitions in 1997 and 1998.

     FFO for the three months ended March 31, 1998 and 1997 is calculated as follows:

                                 1998       1997
                              ---------- ----------
                             (Dollars in Thousands)

Net Income. . . . . . . . . . . $  1,357     $  409

Plus:
  Depreciation expense. . . . .      979        683
  Depreciation included in
    Operations of Real Estate
    Ventures. . . . . . . . . .    --             8
  Lease Commission Amortization       77         37

Less:
  Minority Interest Share of
    Depreciation Expense. . . .      (57)       (63)
  Minority Interest Share of
    Lease Commission
    Amortization. . . . . . . .       (6)        (4)

Franchise Tax Fees Accrued. . .       13         12

Gain on Disposition of
  Investment in Real Estate . .    --            (4)
                                --------     ------
Funds From Operations . . . . . $  2,363     $1,078
                                ========     ======

Cash Flow Provided By (Used In):
  Operating Activities. . . . . $  3,270     $  996
  Investing Activities. . . . . $(10,001)    $1,218
  Financing Activities. . . . . $  6,308     $ (374)

     Cash Flows From Investing Activities: During the three months ended March 31, 1998, the Trust utilized approximately $10.0 million in investing activities compared to generating approximately $1.2 million in the same period in 1997. Cash flow was primarily utilized during the three months ended March 31, 1998 to acquire Peachtree Pointe Office Park and Avalon Center Office Park for an aggregate use of cash from investing activities of approximately $9.0 million and to make capital improvements at the Trust's various properties in the amount of approximately $0.7 million. During the same period in 1997, the Trust sold its interest in the Hallmark Village property for approximately $6.1 million, sold a portion of the H Street Assemblage land parcel for approximately $1.0 million, acquired Phoenix Business Park for approximately $5.5 million and made capital improvements in the amount of approximately $0.4 million.

ACQUISITIONS ACTIVITIES:

     During the quarter ended March 31, 1998, the Trust acquired interests in two properties from unaffiliated third parties. The table below presents summary of the 1998 acquisitions.

Name and                         Purchase
Location of          Date of      Price
Property      Sq. Ft.Acquisition(in millions)Description
---------------------------------------------------------------

Peachtree Pointe
 Office Park
Norcross, Georgia71,70001/20/98     $4.6     Five one-story
                                              office buildings;
                                             23 tenants at the
                                              time of acqui-
                                              sition
Avalon Center
 Office Park
Norcross, Georgia53,30003/20/98      4.4     Two one-story
                                    ----      office buildings;
                                             3 tenants at the
                                              time of acqui-
                                              sition

     Total                          $9.0
                                    ====

     Cash Flows From Financing Activities: During the three months ended March 31, 1998, the Trust generated approximately $6.3 million from financing activities compared to utilizing approximately $0.4 million in the same period in 1997. The cash flows provided by financing activities for the three months ended March 31, 1998 were primarily due to approximately $7.8 million of proceeds from bonds and mortgage loans (which represent draws on the Revolving Line used to purchase Peachtree Pointe Office Park and Avalon Center Office Park), net of distributions paid to shareholders in the amount of approximately $1.3 million and approximately $0.2 million of principal payments on bonds and mortgage notes payable.
The cash used for financing activities for the three months ended March 31, 1997 was primarily due to approximately $5.9 million of principal payments on bonds and mortgage loans and approximately $1.0 million of distributions paid to shareholders, net of approximately $6.7 million of proceeds from bonds and mortgage loans.

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

     During 1998, the Trust expects to have completed the upgrade of its accounting and financial modeling software programs in order to eliminate the impact of the Year 2000 on its computer operations. The cost associated with these upgrades is not expected to be material and would not cause reported financial information to be less indicative of the Trust's future operating results or financial condition. Furthermore, because the Trust utilizes third party property management firms to perform certain property level accounting functions, their ability to address the effect of the Year 2000 Issue with respect to their computerized accounting systems may have an impact on the Trust. The Trust, however, feels that the ability of its property managers to resolve the Year 2000 Issue will also have an immaterial impact on the Trust's financial condition. The Trust believes that because it has the right to cancel its property management contracts on 30 day notice, at no cost to the Trust, those property managers who do not address the Year 2000 Issue can be replaced with ones that have systems that comply. The Trust is currently in the process of determining whether or not each of its property managers have properly addressed the Year 2000 Issue. The Trust cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time as it relates to other organizations that it relies upon other than the aforementioned, but does not anticipate that the effect of this computer program flaw on the operations of the Trust will be significant.

RESULTS OF OPERATIONS

     At March 31, 1998, the Trust owned seven flex/industrial complexes aggregating 1,361,100 square feet of gross leasable area, four apartment complexes consisting of an aggregate 864 units, twelve office properties consisting of 1,318,800 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. During the three months ended March 31, 1998, the Trust acquired an ownership interest in Peachtree Pointe Office Park and Avalon Center Office Park. For further details regarding the assets purchased during the first three months of 1998, see Liquidity and Capital Resources above.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues increased by approximately $2.7 million or 45.8% to approximately $8.6 million from approximately $5.9 million, due primarily to the acquisition and sale of certain properties after January 1, 1997 which, when combined, accounted for approximately $2.5 million or 92.6% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the three months ended March 31, 1998, with the results of operations of the same real estate assets owned during the three months ended March 31, 1997), total property revenues increased by approximately $0.2 million or 4.1% to approximately $5.1 million from approximately $4.9 million. This increase is due to an increase in rental rates.

     Total operating expenses which include Property Operating, Repairs and Maintenance, Real Estate Taxes and Ground Lease, increased by approximately $0.7 million to approximately $3.1 million from approximately $2.4 million due primarily to the 1997 and 1998 acquisitions mentioned above, net of properties sold, which accounted for approximately $0.5 million or 71.4% of this increase. The same store properties accounted for approximately $0.2 million or 28.6% of the increase.

     Interest expense increased by approximately $0.7 million primarily due to additional loans obtained to finance new acquisitions.

     The total increase in depreciation and amortization of approximately $0.3 million consists of an increase of approximately $0.1 million for "same-store" properties, and approximately $0.2 million for new properties, net of properties sold. The increase for same store properties relates to additional improvements and lease commissions paid for these properties.

     Total general and administrative expenses increased by approximately $0.2 million due to higher professional fees and payroll costs due to additional staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio.

     The factors discussed above resulted in consolidated net income of approximately $1.4 million or $0.10 per share for the three months ended March 31, 1998 as compared to consolidated net income of approximately $0.4 million or $0.04 per share for the three months ended March 31, 1997.

FACTORS AFFECTING THE TRUST'S BUSINESS PLAN

     The following is a summation of various risk factors affecting forward-looking statements regarding the Trust's business plan that are included in this Form 10-Q. For a complete list of risk factors see "Factors Affecting the Trust's Business Plan" in the Trust's 10-K for the year ended December 31, 1997.

     FACTORS AFFECTING OPERATING RESULTS. The factors which may affect the Trust's liquidity and capital resources as well as results of operations, include but are not limited to: (i) the Trust's ability to obtain additional capital by securing long-term mortgage financing for its Lexington, Newtown, Phoenix Business Center, Southlake Corporate Center, Technology Center, Colonial Penn Office Building and Airways Plaza properties on terms acceptable to the Trust; (ii) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (iii) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park, 6901 Riverport Drive, Technology Center and Airways Plaza properties; (iv) the Trust's ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases, since approximately 13% of the tenant leases at the Trust's properties are scheduled to expire in the remaining nine months of 1998 (management believes that the Trust's "in place" Base Rents are generally below market rates); and (v) market conditions and rental rates where the Trust's properties are located.

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired twelve of its properties since January of 1997. The most recently acquired properties may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. In addition, it is possible that the operating performance of the most recently acquired properties may decline.

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

     SUBSTANTIAL DEBT OBLIGATIONS. As of March 31, 1998, the Trust's indebtedness (Mortgage Loans Payable and Bonds Payable) aggregated approximately $99.6 million and the ratio of debt to net assets for the Trust was 59%. Debt as a percentage of total market capitalization as of March 31, 1998 assuming a $6.12 share price was 55%. The Trust's ability to service its debts and other obligations when they become due depends on, among other things, the Trust's ability to secure additional capital and the properties' ability to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could the property securing these obligations, which would have a material adverse effect upon the Trust's financial condition and results of operations.

     LIFE OF THE TRUST. Under the Declaration of Trust, the Trustees are required to use reasonable efforts to terminate the Trust by October 17, 2001; provided that the Trustees are required to determine in good faith that the termination is in the shareholders' best interests. This provision may result in the Trust: (i) being unable to obtain capital, either debt or equity, or to renew existing financing on terms and conditions acceptable to the Trust, if at all; (ii) liquidating properties at prices below those which might prevail if the Trust was not forced to terminate. Any of these factors could have an adverse effect upon the Trust's financial condition and results of operations.

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

     The Trust is not aware of any environmental liability that the Trust believes would have a material adverse effect on the Trust's business, assets or results of operations taken as a whole. There can be no assurance, however, that the Trust would have knowledge of all conditions giving rise to potential environmental liabilities subsequent to its acquisition of a property since the Trust has ordered Phase I Environmental Assessments only as part of its acquisition due diligence for each of its properties and has ordered Phase II Environmental Assessments only in limited instances when circumstances indicate. Moreover, there can be no assurance that: (i) future laws, ordinances or regulations will not impose any material environmental liability; or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust. Any expenditures associated with environmental liabilities of the Trust could have an adverse effect on the Trust's financial condition and results of operations.

SUBSEQUENT EVENTS

     On April 24, 1998, the Trust acquired a 100% fee simple ownership interest in two single-story office buildings commonly known as Avalon Ridge located in Norcross, Georgia, a northeast suburb of Atlanta, for a purchase price of approximately $3.9 million including closing costs and related expenses. The Trust funded the acquisition from its cash reserves and by utilizing a draw upon its Revolving Line.

     In April 1998, the Trust formed a new joint venture, Butterfield O'Hare L.P., in which the Trust has an 89.1% Limited Partnership interest and .9% General Partnership interest. The portfolio of the venture consists of two properties, Butterfield Office Plaza, a property formerly owned solely by the Trust, and Tower Lane Business Park ("Tower Lane"), which was purchased on April 27, 1998 from an affiliate of a partner in Butterfield O'Hare L.P. Tower Lane consists of two single-story office buildings located in Bensenville, Illinois, a western suburb of Chicago. The property was acquired for a total purchase price of approximately $5.1 million including closing costs and related expenses. Upon acquisition, the venture assumed a permanent mortgage loan in the amount of approximately $3.7 million. The loan matures December, 2002, bears an interest rate of 8.35% and is payable in monthly installments of principal and interest based on 360-month amortization schedule.

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement with Nomura Asset Capital Corporation ("Nomura Line"). The Nomura Line has an initial term of 24 months at a rate of LIBOR plus 2.00%.

The Trust has the Option to extend the line for one additional year for a fee of 0.50% of the $25 million facility. In a related transaction, Nomura entered into an Interest Rate Lock Agreement with the Trust for a loan in the aggregate principal amount of approximately $53.5 million. Pursuant to the Interest Rate Lock Agreement, the Trust deposited approximately $1 million with Nomura which will be fully refundable upon completion of the permanent financing. The loan will have a 10 year term at an interest rate locked at 6.95%, amortized over 26 years. The Trust will utilize the proceeds to retire existing permanent debt that is scheduled to mature within the next 24 months and to repay amounts borrowed pursuant to the Nomura Line and the Revolving Line.

     On April 30, 1998, the Trust acquired a 100% fee simple ownership interest in sixteen office buildings containing a total of approximately 291,100 net rentable square feet, located in Orlando and Winter Park, Florida. The portfolio was acquired for approximately $23.5 million, including closing costs and related expenses and was funded utilizing proceeds from the Nomura Line, which the Trust anticipates repaying upon obtaining permanent financing for the properties.

OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this report an expanded understanding of the properties owned as of March 31, 1998.

SUPPLEMENTAL INFORMATION       BANYAN STRATEGIC REALTY TRUST
                                  PORTFOLIO SUMMARY AS OF
                                      March 31, 1998
                                                                           Scheduled
                                                                             Lease
                                             Net Carrying Value           Expirations
                                             -------------------    ----------------------
                                                Dollars          Occu-  4/1-
                                        Square   (in       Per   pancy 12/31/        After
                           Location    Footage thousands)Sq. Ft.   %    1998   1999   1999
                           --------    ------------------------- ----- ------  ----  -----
FLEX/INDUSTRIAL
Milwaukee Industrial
  Portfolio . . . . .  Milwaukee, WI   235,800  $   5,560 $23.58   88%    19%    7%    62%
Elmhurst Metro Court.  Elmhurst, IL    140,800      5,030  35.72   90%    37%   33%    20%
Willowbrook Court . .  Willowbrook, IL  84,300      3,827  45.40   96%    35%   27%    34%
Quantum Business CenterLouisville, KY  182,200      4,976  27.31   82%    29%   18%    35%
Riverport Industrial.  Louisville, KY  322,100      9,728  30.20  100%     0%    0%   100%
Lexington Business CenterLexington, KY 308,800      7,126  23.08   93%     6%    3%    84%
Newtown Distribution
  Center. . . . . . .  Lexington, KY    87,100      3,442  39.52   95%    64%   10%    21%
                                     ---------  --------- ------  ----   ----  ----   ----
        Sub-Total . .                1,361,100     39,689  29.16   92%    19%   10%    63%
                                     ---------  --------- ------  ----   ----  ----   ----
OFFICE
Colonial Penn InsuranceTampa, FL        79,200      7,814  98.66  100%     0%    0%   100%
Florida Power & Light  Sarasota, FL     83,100      9,325 112.21  100%     0%    0%   100%
Woodcrest Office Park  Tallahassee, FL 265,900     11,334  42.63   92%    17%   18%    57%
Midwest Office Center  Oakbrook Terrace, IL77,000   5,043  65.39   89%    13%   20%    56%
Phoenix Business CenterAtlanta, GA     110,600      5,422  49.02   94%     0%   11%    83%
Butterfield Office PlazaOak Brook, IL  200,800     15,087  75.13   98%    14%   20%    64%
Southlake Corporate Center.  Morrow, GA 56,200      4,544  80.85   97%     8%    4%    85%
University Square Business
 Center . . . . . . .  Huntsville, AL  184,700      7,424  40.19   94%    25%   19%    50%
Technology Center . .  Huntsville, AL   48,500      2,510  51.75  100%     0%   65%    35%
Airways Plaza Office CenterMemphis, TN  87,800      3,147  35.84  100%     3%   93%     4%
Peachtree Pointe Office
 Park . . . . . . . .  Norcross, GA     71,700      4,671  65.15   92%     9%   33%    50%
Avalon Center Office ParkNorcross, GA   53,300      4,379  82.16   65%     0%    0%    65%
                                     ---------  --------- ------  ----   ----  ----   ----
        Sub-Total . .                1,318,800     80,700  61.19   94%    11%   22%    61%
                                     ---------  --------- ------  ----   ----  ----   ----
RETAIL
Northlake Tower Festival
  Shopping Center . .  Atlanta, GA     321,800     16,827  52.29   99%     2%    5%    92%
                                     --------- ---------- ------  ----   ----  ----   ----
        Total/Weighted Average       3,001,700 $  137,216 $45.71   94%    13%   15%    66%
                                     ========= ========== ======  ====   ====  ====   ====


                               BANYAN STRATEGIC REALTY TRUST
                    PORTFOLIO SUMMARY AS OF March 31, 1998 - CONTINUED

                                                       Net Carrying Value
                                                    -------------------------
                                           Residen-      Dollars                 Occu-
                                            tial          (in           Per      pancy
                            Location        Units       thousands)      Unit       %
                            --------       --------    -----------     ------    -----
RESIDENTIAL
-----------

Country Creek . . . .   Oklahoma City, OK       320       $  7,399    $23,122      95%
Willowpark. . . . . .   Lawton, OK              160          4,398     27,488      97%
Winchester Run. . . .   Oklahoma City, OK       192          4,450     23,177      94%
Woodrun Village . . .   Yukon, OK               192          4,511     23,495      97%
                                              -----       --------    -------      ---

        Total/Weighted
          Average . .                           864       $ 20,758    $24,025      96%
                                              =====       ========    =======      ---

        Portfolio Total                                   $157,974                 94%
                                                          ========                 ===


                BANYAN STRATEGIC REALTY TRUST
      COMPARISON OF AVERAGE "IN PLACE" AND MARKET RENTS
                    AS OF March 31, 1998


                                     AVERAGE      AVERAGE
                          SQUARE    "IN PLACE"    MARKET
                          FOOTAGE     BASE         BASE
                          (NOTE 1)    RENTS        RENTS
                          --------  ----------   --------
Flex/Industrial . . . .  1,335,700     $4.52      $ 4.53
Office. . . . . . . . .  1,239,600      8.47        9.85
Retail. . . . . . . . .    321,800      8.73        9.98
                         ---------     -----      ------
     Total/
      Weighted Average   2,897,100     $6.68      $ 7.41
                         =========     =====      ======


                                      AVERAGE    AVERAGE
                                    "IN PLACE"    MARKET
                                       RENTS      RENTS
                                     ---------   --------
                          RESIDEN-
                           TIAL       PER UNIT
PROPERTY TYPE              UNITS      (NOTE 2)   PER UNIT
-------------            ---------   ---------   --------

Residential . . . . . .        864        $378       $423


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


ITEM 3(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not engage in any hedge transactions or derivative financial instruments.

                 PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit Number    Description

     Exhibit (10) (xi) Revolving Credit Agreement dated April 30,
1998 among Banyan Strategic Realty Trust, as borrower and Nomura Asset Capital Corporation as Lender.

     Exhibit (27)      Financial Data Schedule

     Exhibit 99 (11)   Press Release dated May 4, 1998

     Exhibit 99 (12)   Press Release dated May 12, 1998

     Exhibit 99 (13)   Press Release dated May 12, 1998

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

                       (vii)  1997 Omnibus Stock and Incentive
Plan dated July 9, 1997.

                       (viii) Convertible Term Loan Agreement
dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Lenders listed therein, as Lenders.

                              First Amendment to Convertible Term
Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders.

                       (ix)   Share Purchase Agreement by and
among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997.

                       (x)    Registration Rights Agreement dated
as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Page attached thereto.

     Exhibit (21)      Subsidiaries of the Trust


(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

              A report on Form 8-K was filed on January 7, 1998 wherein
Item 5 disclosed a declaration of quarterly distribution for the fourth quarter ended December 31, 1997.

              A report on Form 8-K was filed on January 21, 1998 wherein Item 5 disclosed the Registrant's acquisition of Peachtree Pointe Office Park property.

              A report on Form 8-K was filed on March 16, 1998 wherein
Item 5 disclosed a declaration of quarterly distribution for the first quarter ended March 31, 1998.

              A report on Form 8-K was filed on March 23, 1998 wherein
Item 5 disclosed the Registrant's acquisition of Avalon Center Office Park property.

                         SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine        Date:  May 14, 1998
     Leonard G. Levine, President



By:  /s/ Joel L. Teglia           Date:  May 14, 1998
     Joel L. Teglia, Vice President and
     Chief Financial Officer

                         SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  __________________________________Date: May 14, 1998
     Leonard G. Levine, President



By:  __________________________________Date: May 14, 1998
     Joel L. Teglia, Vice President and
     Chief Financial Officer