Form 10-Q
period 1998-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1998-08-13
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1998


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


Shares of beneficial interest outstanding as of August 12, 1998: 13,316,059

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       BANYAN STRATEGIC REALTY TRUST
                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1998 AND DECEMBER 31, 1997
                                                (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 30,   DECEMBER 31,
                                                                                 1998         1997
                                                                              ---------   ------------
ASSETS

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  36,326       $ 26,143
  Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,612        125,459
  Building Improvements . . . . . . . . . . . . . . . . . . . . . . .             6,475          4,418
                                                                               --------       --------
                                                                                199,413        156,020
  Less: Accumulated Depreciation. . . . . . . . . . . . . . . . . . .            (8,773)        (6,634)
                                                                               --------       --------
                                                                                190,640        149,386
                                                                               --------       --------

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .             4,275          4,429
Restricted Cash - Capital Improvements. . . . . . . . . . . . . . . .             1,063            763
Restricted Cash - Other . . . . . . . . . . . . . . . . . . . . . . .             1,926            831
Interest and Accounts Receivable. . . . . . . . . . . . . . . . . . .               959            862
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,253 and $1,112, respectively) . . . . . . . . . . . . . . . .             1,880          1,269
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,029          2,094
                                                                               --------       --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $203,772       $159,634
                                                                               ========       ========





                                       BANYAN STRATEGIC REALTY TRUST
                                        CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1998 AND DECEMBER 31, 1997 (CONTINUED)
                                                (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 30,   DECEMBER 31,
                                                                                 1998         1997
                                                                              ---------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .          $  2,275       $  1,858
Accrued Real Estate Taxes Payable . . . . . . . . . . . . . . . . . .             1,786            796
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . . . . . . .           110,923         70,503
Bonds Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,537         21,615
Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . .               603            296
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .               901            276
Security Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .             1,286            711
                                                                               --------       --------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           139,311         96,055
                                                                               --------       --------

Minority Interest in Consolidated Partnerships. . . . . . . . . . . .             2,051          1,264

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 14,824,474 and 14,761,850 Shares
    Issued, respectively. . . . . . . . . . . . . . . . . . . . . . .           119,390        119,013
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (49,614)       (49,332)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . . . . . . .            (7,366)        (7,366)
                                                                               --------       --------
Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .            62,410         62,315
                                                                               --------       --------
Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . .          $203,772       $159,634
                                                                               ========       ========

Book Value Per Share of Beneficial Interest
  (13,301,825 and 13,239,201 Shares Outstanding, respectively). . . .          $   4.69       $   4.71
                                                                               ========       ========







           The accompanying notes are an integral part of the consolidated financial statements.

                                       BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1998           1997
                                                                               ---------       --------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 16,003       $ 11,126
  Operating Cost Reimbursement. . . . . . . . . . . . . . . . . . . . . . .        1,570          1,180
  Miscellaneous Tenant Income . . . . . . . . . . . . . . . . . . . . . . .          533            222
  Income on Investments . . . . . . . . . . . . . . . . . . . . . . . . . .          115            112
                                                                                --------       --------
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,221         12,640
                                                                                --------       --------
EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,711          2,314
  Repairs and Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .        1,876          1,169
  Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,239            949
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,230          2,771
  Ground Lease. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          470            441
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . .        2,305          1,555
  General and Administrative  . . . . . . . . . . . . . . . . . . . . . . .        2,176          2,008
  Amortization of Deferred Loan Fees and Financing Costs. . . . . . . . . .          141            328
                                                                                --------       --------
 Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,148         11,535

Income Before Minority Interest, Income from Operations of Real Estate
  Venture, Gain on Disposition of Investment in Real Estate and
  Extraordinary Item. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,073          1,105

Minority Interest in Consolidated Partnerships. . . . . . . . . . . . . . .         (298)          (312)
Income from Operations of Real Estate Venture . . . . . . . . . . . . . . .        --                51
Gain on Disposition of Investment in Real Estate. . . . . . . . . . . . . .        --                 4
                                                                                --------       --------
Income Before Extraordinary Item. . . . . . . . . . . . . . . . . . . . . .        2,775            848
Extraordinary Item, Net of Minority Interest of $25 . . . . . . . . . . . .         (141)         --
                                                                                --------       --------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,634       $    848
                                                                                ========       ========




                                       BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 - CONTINUED
                                                (UNAUDITED)



                                                                                  1998           1997
                                                                               ---------       --------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Net Gains and Extraordinary Item. . . . . . . . . . . . . .     $   0.21       $   0.08
                                                                                ========       ========
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.20       $   0.08
                                                                                ========       ========
Earnings Per Share of Beneficial Interest - Assuming Dilution:
  Income Before Net Gains and Extraordinary Item. . . . . . . . . . . . . .     $   0.20       $   0.08
                                                                                ========       ========
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.19       $   0.08
                                                                                ========       ========




























          The accompanying notes are an integral part of the consolidated financial statements.

                                       BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1998           1997
                                                                               ---------       --------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,449        $ 5,981
  Operating Cost Reimbursement. . . . . . . . . . . . . . . . . . . . . . .          814            561
  Miscellaneous Tenant Income . . . . . . . . . . . . . . . . . . . . . . .          342            145
  Income on Investments . . . . . . . . . . . . . . . . . . . . . . . . . .           52             60
                                                                                --------        -------
Total Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,657          6,747
                                                                                --------        -------
EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,352          1,112
  Repairs and Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .          963            644
  Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          686            468
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,370          1,571
  Ground Lease. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          231            227
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . .        1,244            836
  General and Administrative  . . . . . . . . . . . . . . . . . . . . . . .        1,142          1,139
  Amortization of Deferred Loan Fees and Financing Costs. . . . . . . . . .           69            186
                                                                                --------        -------
 Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,057          6,183

Income Before Minority Interest, Income from Operations of Real Estate
  Venture and Extraordinary Item. . . . . . . . . . . . . . . . . . . . . .        1,600            564

Minority Interest in Consolidated Partnerships. . . . . . . . . . . . . . .         (182)          (145)
Income from Operations of Real Estate Venture . . . . . . . . . . . . . . .        --                20
                                                                                --------        -------
Income Before Extraordinary Item. . . . . . . . . . . . . . . . . . . . . .        1,418            439
Extraordinary Item, Net of Minority Interest of $25 . . . . . . . . . . . .         (141)         --
                                                                                --------        -------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,277        $   439
                                                                                ========        =======




                                       BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                       FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 - CONTINUED
                                                (UNAUDITED)



                                                                                  1998           1997
                                                                               ---------       --------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Extraordinary Item. . . . . . . . . . . . . . . . . . . . .     $   0.11       $   0.04
                                                                                ========       ========
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.10       $   0.04
                                                                                ========       ========
Earnings Per Share of Beneficial Interest - Assuming Dilution:
  Income Before Extraordinary Item. . . . . . . . . . . . . . . . . . . . .     $   0.10       $   0.04
                                                                                ========       ========
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.09       $   0.04
                                                                                ========       ========




























          The accompanying notes are an integral part of the consolidated financial statements.

                                       BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)



                                      Shares of
                                 Beneficial Interest
                            ----------------------------     Accumulated       Treasury
                               Shares          Amount          Deficit          Shares          Total
                             -----------     -----------     -----------     -----------     -----------
Shareholders' Equity,
January 1, 1998 . . . . .     14,761,850      $  119,013       $ (49,332)     $   (7,366)       $ 62,315

Net Income. . . . . . . .          --              --              2,634           --              2,634
Issuance of Shares. . . .         62,624             377           --              --                377
Distributions . . . . . .          --              --             (2,916)          --             (2,916)
                             -----------      ----------       ---------      ----------        --------

Shareholders' Equity,
June 30, 1998 . . . . . .     14,824,474      $  119,390       $ (49,614)     $   (7,366)       $ 62,410
                             ===========      ==========       =========      ==========        ========





















           The accompanying notes are an integral part of the consolidated financial statements.

                                       BANYAN STRATEGIC REALTY TRUST
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)
                                                                                  1998            1997
                                                                               ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,634       $    848
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Extraordinary Items, Net of Minority Interest . . . . . . . . . . . . . .          141          --
  Gain on Disposition of Investment in Real Estate. . . . . . . . . . . . .        --                (4)
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . .        2,446          1,883
  Net (Income) From Operation of Real Estate Ventures . . . . . . . . . . .        --               (51)
  Minority Interest in Consolidated Partnerships. . . . . . . . . . . . . .          298            312
  Incentive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .        --               613
Net Change In:
  Restricted Cash - Other . . . . . . . . . . . . . . . . . . . . . . . . .       (1,095)          (244)
  Interest and Accounts Receivable. . . . . . . . . . . . . . . . . . . . .          (97)          (121)
  Other Assets. . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .          (601)          (104)
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .          417           (111)
  Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . . . .          307            142
  Accrued Real Estate Taxes Payable . . . . . . . . . . . . . . . . . . . .          990            302
  Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          625             62
  Security Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          575            126
                                                                                --------       --------
Net Cash Provided By Operating Activities . . . . . . . . . . . . . . . . .        6,640          3,653
                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . . . . . . . . . . . . .      (37,661)       (24,951)
  Investment In Real Estate Ventures, Net . . . . . . . . . . . . . . . . .         --               26
  Additions to Investment in Real Estate. . . . . . . . . . . . . . . . . .       (2,057)          (730)
  Proceeds From Sale of Investment in Real Estate . . . . . . . . . . . . .         --            6,142
  Proceeds from Sale of Investment in Real Estate Venture . . . . . . . . .         --              968
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets . . .         --              315
  Earnest Money Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         (500)           150
  Restricted Cash - Capital Improvements. . . . . . . . . . . . . . . . . .         (300)           (22)
                                                                                --------       --------
Net Cash (Used In) Investing Activities . . . . . . . . . . . . . . . . . .      (40,518)       (18,102)
                                                                                --------       --------




                                       BANYAN STRATEGIC REALTY TRUST
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (CONTINUED)
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)


                                                                                   1998           1997
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Mortgage Loans Payable. . . . . . . . . . . . . .     $ 88,450       $ 25,280
  Investments From Minority Partners. . . . . . . . . . . . . . . . . . . .          687          --
  Distributions to Minority Partners. . . . . . . . . . . . . . . . . . . .         (173)          (220)
  Deferred Financing Costs. . . . . . . . . . . . . . . . . . . . . . . . .         (782)          (480)
  Principal Payments on Bonds and Mortgage Loans Payable. . . . . . . . . .      (51,783)        (7,033)
  Prepayment Penalties on Early Extinguishment of Debt. . . . . . . . . . .         (136)         --
  Distributions Paid to Shareholders. . . . . . . . . . . . . . . . . . . .       (2,916)        (2,096)
  Shares Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          377              2
                                                                                --------       --------
  Net Cash Provided By Financing Activities . . . . . . . . . . . . . . . .       33,724         15,453
                                                                               ---------       --------
  Net (Decrease) Increase In Cash and Cash Equivalents. . . . . . . . . . .         (154)         1,004

  Cash and Cash Equivalents at Beginning of Period. . . . . . . . . . . . .        4,429          3,805
                                                                                --------       --------
  Cash and Cash Equivalents at End of Period. . . . . . . . . . . . . . . .     $  4,275       $  4,809
                                                                                ========       ========

  Supplemental Disclosure of Cash Flow Information:
    Interest Paid During the Period . . . . . . . . . . . . . . . . . . . .     $  3,923       $  2,629
                                                                                ========       ========
  Supplemental Disclosure of Non-Cash Financing Activity:
    Financing Assumed Upon Acquisition of Real Estate . . . . . . . . . . .     $  3,675       $ 16,649
                                                                                ========       ========













           The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998
                              (UNAUDITED)


1.   FINANCIAL STATEMENT PRESENTATION

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1997 which are included in the Trust's 1997 Annual Report and Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     Certain reclassifications have been made to the previously reported 1997 consolidated financial statements in order to provide comparability with the 1998 consolidated financial statements. These reclassifications have not changed the 1997 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1998. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 1998 and 1997:

                                                Six Months Ended
                                           ------------------------
                                            6/30/98        6/30/97
                                           ---------     ----------
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
Numerator:
  Income before Net Gains and
   Extraordinary Item . . . . . . . .    $     2,775    $       844
  Net Gains (a) . . . . . . . . . . .          --                 4
  Extraordinary Item, Net of
   Minority Interest. . . . . . . . .           (141)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $     2,634    $       848
                                         ===========    ===========

Denominator:
  Denominator for basic earnings per
   weighted-average shares. . . . . .     13,267,394     10,535,521

  Effect of dilutive securities:
    Employee stock options. . . . . .         33,749          --
    Convertible debt. . . . . . . . .        608,562          --
                                         -----------     ----------

  Dilutive potential common shares. .        642,311          --

     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions . . . . . . . . . .     13,909,705     10,535,521
                                         ===========    ===========

                                                Six Months Ended
                                           ------------------------
                                            6/30/98        6/30/97
                                           ---------     ----------
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
Earnings Per Share of Beneficial
 Interest - Basic:

  Income before Net Gains and
   Extraordinary Item . . . . . . . .    $      0.21    $      0.08
  Net Gains . . . . . . . . . . . . .          --             --
  Extraordinary Item, Net of
   Minority Interest. . . . . . . . .          (0.01)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $      0.20    $      0.08
                                         ===========    ===========

Earnings Per Share of Beneficial
 Interest - Assuming Dilution:

  Income Before Net Gains and
   Extraordinary Item . . . . . . . .    $      0.20    $      0.08
  Net Gains . . . . . . . . . . . . .          --             --
  Extraordinary Item, Net of
   Minority Interest. . . . . . . . .          (0.01)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $      0.19    $      0.08
                                         ===========    ===========

     (a) Net gains include gain on disposition of investment in real estate.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998 and 1997:

                                              Three Months Ended
                                           ------------------------
                                            6/30/98        6/30/97
                                           ---------     ----------
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
Numerator:
  Income before Extraordinary Item. .    $     1,418    $       439
  Extraordinary Item, Net of
    Minority Interest . . . . . . . .           (141)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $     1,277    $       439
                                         ===========    ===========

Denominator:
  Denominator for basic earnings per
   weighted-average shares. . . . . .     13,283,195     10,574,635

  Effect of dilutive securities:
    Employee stock options. . . . . .         43,889          --
    Convertible debt. . . . . . . . .        762,397          --
                                         -----------     ----------

  Dilutive potential common shares. .        806,286          --

     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions . . . . . . . . . .     14,089,481     10,574,635
                                         ===========    ===========

                                              Three Months Ended
                                           ------------------------
                                            6/30/98        6/30/97
                                           ---------     ----------
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
Earnings Per Share of Beneficial
 Interest - Basic:

  Income before Extraordinary Item  .    $      0.11    $      0.04
  Extraordinary Item, Net of
   Minority Interest. . . . . . . . .          (0.01)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $      0.10    $      0.04
                                         ===========    ===========

Earnings Per Share of Beneficial
 Interest - Assuming Dilution:

  Income Before Extraordinary Item. .    $      0.10    $      0.04
  Extraordinary Item, Net of
   Minority Interest. . . . . . . . .          (0.01)         --
                                         -----------    -----------
         Net Income . . . . . . . . .    $      0.09    $      0.04
                                         ===========    ===========


3.   MORTGAGE LOANS PAYABLE

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement with The Capital Company of America (F/K/A Nomura Asset Capital Corporation) ("CCA Line"). The CCA Line has an initial term of 24 months at a rate of LIBOR plus 2.00%. The Trust has the option to extend the line for one additional year for a fee of $125,000. As of June 30, 1998, there were no amounts outstanding on the CCA Line.

     On June 22, 1998 and May 22, 1998 the Trust entered into three permanent loan agreements with The Capital Company of America (F/K/A Nomura Asset Capital Corporation) ("CCA"). The first, the Pool A Loan, was in the amount of $38.3 million and was funded on June 5, 1998. The second, the Pool B Loan, was in the amount of $7.7 million and was funded on June 5, 1998. The third, the Pool C Loan, was in the amount of $7.65 million and was funded on June 30, 1998. The Pool A, B and C Loans are collaterized by real estate with a carrying value of approximately $77.3 million at June 30, 1998.

     The Pool A Loan matures on June 11, 2028 and the Pool C Loan matures on July 11, 2028. Both loans are payable in monthly installments of principal and interest based on a 315-month amortization schedule. The interest rate is equal to 6.95% for the first ten years of each loan. The Trust has an option to prepay both loans on June 11, 2008.

     The Pool B Loan matures on June 11, 2028. The interest rate is equal to 7.07% for the first 11 years of the loan. The Trust will pay interest only on a monthly basis through July 11, 1999. Subsequent to July 11, 1999, the Trust will make monthly principal and interest payments, based on a 315-month amortization schedule. The Trust has an option to repay the loan on June 11, 2009.

     The Trust repaid the loans secured by the Milwaukee Industrial Portfolio and the Elmhurst Metro Court in the amounts of $3.5 million and $3.8 million, respectively. These repayments resulted in prepayment penalties of approximately $136,000 and write off of deferred financing costs of approximately $30,000, which are reflected in the Consolidated Statements of Income and Expenses as an Extraordinary Item, Net of Minority Interest of $25,000. The Trust also repaid the amounts outstanding under the CCA Line and the line of credit provided by American National Bank of $23.25 million and $20.65 million, respectively.

4.   INVESTMENT IN REAL ESTATE

     During the six months ended June 30, 1998, the Trust acquired interests in eight properties. All of these properties were acquired from unaffiliated third parties. The table below presents summary of 1998 acquisitions.

                                Date      Purchase
                                 of        Price
Property's Name                Acquisi-    (in
and Location         Sq. Ft.    tion     millions)   Description
---------------     --------  ---------  ---------   ----------------

Peachtree Pointe      71,700   01/20/98       $4.6   Five one-story
 Office Park                                          office buildings;
Norcross, Georgia                                    Twenty-three
                                                      tenants at the
                                                      time of acqui-
                                                      sition

Avalon Center         52,400   03/20/98        4.4   Two one-story
 Office Park                                          office buildings;
Norcross, Georgia                                    Three tenants at
                                                      the time of
                                                      acquisition

Avalon Ridge          57,400   04/24/98        3.9   Two one-story
 Business Park                                        flex/industrial
Norcross, Georgia                                     buildings;
                                                     Two tenants at
                                                      the time of
                                                      acquisition

Tower Lane            95,900   04/27/98        5.2   Two one-story
 Business Park (1)                                    flex/industrial
Bensenville,                                          buildings;
 Illinois                                            Seventeen tenants
                                                      at the time
                                                      of acquisition

University           127,800   04/30/98       10.2   Seven one-story
 Corporate Center                                     flex/industrial
Winter Park,                                          buildings;
 Florida                                             Twenty-six tenants
                                                      at the time
                                                      acquisition

Metric Plaza          32,000   04/30/98        2.6   Two one-story
Winter Park,                                          flex/industrial
 Florida                                              buildings;
                                                     Two tenants at
                                                      the time of
                                                      acquisition

Park Center           47,200   04/30/98        3.7   Two one-story
Orlando, Florida                                      flex/industrial
                                                      buildings;
                                                     Sixteen tenants
                                                      at the time
                                                      of acquisition

                                Date      Purchase
                                 of        Price
Property's Name                Acquisi-    (in
and Location         Sq. Ft.    tion     millions)   Description
---------------     --------  ---------  ---------   ----------------


Sand Lake             84,100   04/30/98        6.8   Five one-story
 Tech Center                                 -----    office buildings;
Orlando, Florida                                     Three tenants
                                                      at the time
                                                      of acquisition
     Total                                   $41.4
                                             =====

(1) Upon the acquisition of Tower Lane, the Trust assumed a permanent mortgage loan in the amount of approximately $3.7 million. The loan matures November, 2001, bears an interest rate of 8.35% and is payable in monthly installments of principal and interest based on 360-month amortization schedule.

5.   PRO FORMA INFORMATION

     The following unaudited Pro Forma Condensed Summary information presents the results of operations of the Trust as if the Trust acquired all of the acquisition properties on January 1, 1998 and 1997.

     The unaudited Pro Forma Condensed Summary information is not necessarily indicative of what the actual results of operations would have been for the six months ended June 30, 1998 and 1997 assuming purchase of acquisition properties had been consummated at the beginning of each period presented, nor does it purport to represent the future operations of the Trust.
                                               Six Months Ended
                                                   June 30,
                                                  (Unaudited)
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
                                          -------------------------
                                              1998          1997
                                            --------      ---------
    Revenues. . . . . . . . . . . . .       $ 19,554       $ 14,871
    Net Income. . . . . . . . . . . .       $  2,632       $    829
    Earnings Per Share of Beneficial
      Interest - Basic. . . . . . . .       $   0.20       $   0.08


6.   SUBSEQUENT EVENTS

     DIVIDEND AND DISTRIBUTIONS PAID

     On July 6, 1998, the Trust declared a cash distribution for the quarter ended June 30, 1998 of $0.12 per share payable August 21, 1998 to shareholders of record on July 21, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust, is a Massachusetts business trust. The Trust is a diversified real estate investment trust that focuses on flex/industrial, office and apartment properties throughout the country, where management sees strong local economies and investment opportunities. As of June 30, 1998, the Trust's portfolio contained thirty properties, which are located primarily in the Midwest and the Southeast United States. The Trust's current business plan is to acquire additional real estate assets and to manage these new acquisitions as well as its existing portfolio of properties (externally through third party property managers or internally when it is economically feasible to do so) in a manner which will increase the Trust's cash flow and shareholder value. In executing its business plan, the Trust intends to utilize proceeds from its secured and unsecured credit facilities and to invest its cash and cash equivalents in excess of operating reserves in additional real estate assets, to reinvest the proceeds from the sale or refinancing of its existing properties and to raise new capital (debt, equity or both).

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See below "Factors Affecting the Trust's Business Plan" for further discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at June 30, 1998 and December 31, 1997 was approximately $4.2 million and approximately $4.4 million, respectively. The decrease in total cash and cash equivalents of approximately $0.2 million is due to approximately $40.5 million of cash used by investing activities which exceeded approximately $33.7 million of cash provided by financing activities and approximately $6.6 million of cash provided by operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $2.9 million for the six months ended June 30, 1998 to approximately $6.6 million from approximately $3.7 million for the same period in 1997 due primarily to an increase in net income generated by properties acquired by the Trust in 1997 and 1998. (See below for detail.) See "Results of Operations" below for further discussion of the operations of the Trust's real estate assets.

     One of the objectives of the Trust is to provide cash distributions to its shareholders from cash generated from the Trust's operations. Cash generated from operations is not equivalent to the Trust's net income as determined under generally accepted accounting principles (GAAP) because net income includes certain non-cash items, such as, depreciation and amortization that do not impact cash flow. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's. The calculation of FFO may vary from entity to entity since capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indication of the Trust's performance nor to "Cash Flows from Operating Activities" (as determined by GAAP) as a measure of the Trust's capacity to pay distributions.

     For the six months ended June 30, 1998 and 1997, the Trust's operations generated FFO of approximately $4.9 million and approximately $2.3 million, respectively. FFO increased for the six months ended
June 30, 1998 primarily from the effect of the Trust's property acquisitions in 1997 and 1998. For the three months ended June 30, 1998 and 1997, the Trust's operations generated FFO of approximately $2.6 million and approximately $1.2 million, respectively.

     FFO for the six months ended June 30, 1998 and 1997 is calculated as follows:

                                        1998         1997
                                     ----------   ----------
                                      (Dollars in Thousands)

Net Income. . . . . . . . . . . . . .  $  2,634     $    848

Plus:
  Depreciation expense. . . . . . . .     2,128        1,464
  Depreciation included in
    Operations of Real Estate
    Ventures. . . . . . . . . . . . .     --              15
  Lease Commission Amortization . . .       162           91

Less:
  Minority Interest Share of
    Depreciation Expense. . . . . . .      (129)        (129)
  Minority Interest Share of
    Lease Commission
    Amortization. . . . . . . . . . .       (14)         (10)

Franchise Tax Fees Accrued. . . . . .        27           25

Gain on Disposition of
  Investment in Real Estate . . . . .     --              (4)

Extraordinary Item, Net of
  Minority Interest . . . . . . . . .       141        --
                                       --------     --------
Funds From Operations . . . . . . . .  $  4,949     $  2,300
                                       ========     ========

Cash Flow Provided By (Used In):
  Operating Activities. . . . . . . .  $  6,640     $  3,653
  Investing Activities. . . . . . . .  $(40,518)    $(18,102)
  Financing Activities. . . . . . . .  $ 33,724     $ 15,453

     Cash Flows From Investing Activities: During the six months ended June 30, 1998, the Trust utilized approximately $40.5 million in investing activities compared to $18.1 million in the same period in 1997. Cash flow was primarily utilized during the six months ended June 30, 1998 to acquire three office and five flex/industrial properties aggregating approximately $37.7 million and to make capital improvements at the Trust's various properties in the amount of approximately $2.1 million. In comparison, during the same period in 1997, the Trust sold its interest in the Hallmark Village property for approximately $6.1 million, sold a portion of the H Street Assemblage land parcel for approximately $1.0 million, acquired two office and four apartment properties for an aggregate use of cash of approximately $24.9 million and made capital improvements in the amount of approximately $0.7 million.

     ACQUISITIONS ACTIVITIES:

     During the six months ended June 30, 1998, the Trust acquired interests in eight properties. All of these properties were acquired from unaffiliated third parties. The table below presents summary of 1998 acquisitions.

                                          Purchase
Name and                                   Price
Location                       Acquisi-    (in
of Property          Sq. Ft.    tion     millions)   Description
---------------     --------  ---------  ---------   ----------------

Peachtree Pointe      71,700   01/20/98       $4.6   Five one-story
 Office Park                                          office buildings;
Norcross, Georgia                                    Twenty-three
                                                      tenants at the
                                                      time of acqui-
                                                      sition

Avalon Center         52,400   03/20/98        4.4   Two one-story
 Office Park                                          office buildings;
Norcross, Georgia                                    Three tenants at
                                                      the time of
                                                      acquisition

Avalon Ridge          57,400   04/24/98        3.9   Two one-story
 Business Park                                        flex/industrial
Norcross, Georgia                                     buildings;
                                                     Two tenants at
                                                      the time of
                                                      acquisition

Tower Lane            95,900   04/27/98        5.2   Two one-story
 Business Park (1)                                    flex/industrial
Bensenville,                                          buildings;
Illinois                                             Seventeen tenants
                                                      at the time
                                                      of acquisition

University          127,800    04/30/98       10.2   Seven one-story
 Corporate Center                                     flex/industrial
Winter Park,                                          buildings;
Florida                                              Twenty-six tenants
                                                      at the time
                                                      of acquisition

Metric Plaza          32,000   04/30/98        2.6   Two one-story
Winter Park,                                          flex/industrial
 Florida                                              buildings;
                                                     Two tenants at
                                                      the time of
                                                      acquisition

Park Center           47,200   04/30/98        3.7   Two one-story
Orlando, Florida                                      flex/industrial
                                                      buildings;
                                                     Sixteen tenants at
                                                      the time of
                                                      acquisition

                                          Purchase
Name and                                   Price
Location                       Acquisi-    (in
of Property          Sq. Ft.    tion     millions)   Description
---------------     --------  ---------  ---------   ----------------

Sand Lake             84,100   04/30/98        6.8   Five one-story
 Tech Center                                 -----    office buildings;
Orlando, Florida                                     Three tenants at
                                                      the time of
                                                      acquisition
     Total                                   $41.4
                                             =====

(1) In April 1998, the Trust formed a new joint venture, Butterfield O'Hare L.P., in which the Trust has an 89.1% limited partnership interest and .9% general partnership interest. The portfolio owned by the venture consists of two properties, Butterfield Office Plaza, a property formerly owned solely by the Trust, and Tower Lane Business Park ("Tower Lane"), which was purchased on April 27, 1998 from an affiliate of a partner in Butterfield O'Hare L.P. Upon acquisition, the venture assumed a permanent mortgage loan encumbering the Tower Lane property in the amount of approximately $3.7 million. The loan matures November, 2001, bears an interest rate of 8.35% and is payable in monthly installments of principal and interest based on 360-month amortization schedule. The permanent financing on the Butterfield property was not modified as a result of this transaction.


     Cash Flows From Financing Activities: During the six months ended June 30, 1998 and 1997, the Trust generated approximately $33.7 million and approximately $15.5 million, respectively, from financing activities. The cash flows provided by financing activities for the six months ended
June 30, 1998 resulted primarily from approximately $88.5 million of proceeds from bonds and mortgage loans, net of distributions paid to shareholders in the amount of approximately $2.9 million and approximately $51.8 million of principal payments on bonds and mortgage notes payable. The cash provided by financing activities for the six months ended June 30, 1997 resulted primarily from approximately $25.3 million of proceeds from bonds and mortgage loans net of approximately $2.1 million of distributions paid to shareholders and approximately $7.0 million of principal payments on bonds and mortgage loans.

     FINANCINGS:

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement with The Capital Company of America (F/K/A Nomura Asset Capital Corporation) ("CCA Line"). The CCA Line has an initial term of 24 months. Draws on the line bear interest at a rate equal to LIBOR plus 2.00%. The Trust has the option to extend the line for one additional year for a fee of $125,000. As of June 30, 1998 there was no balance outstanding on the line.

     On June 22, 1998 and May 22, 1998 the Trust entered into three permanent loan agreements with The Capital Company of America (F/K/A Nomura Asset Capital Corporation) ("CCA"). The first loan known as the "Pool A Loan", was in the amount of $38.3 million and was funded on June 5, 1998. The second loan known as the "Pool B Loan", in the amount of $7.7 million, was funded on June 5, 1998. The third loan known as the "Pool C Loan", was in the amount of $7.65 million and was funded on June 30, 1998.

     The Pool A Loan matures on June 11, 2028 and the Pool C Loan matures on July 11, 2028. Both loans are payable in monthly installments of principal and interest based on a 315-month amortization schedule. The interest rate is equal to 6.95% for the first ten years of each loan. The borrowers have an option to prepay both loans on June 11, 2008 (the "Optional Prepayment Date"). The Pool A Loan, in the amount of $38.3 million, is secured by cross-collateralized first mortgages on the Trust's

Colonial Penn Building, Phoenix Business Park, Newtown Business Center, Southlake Corporate Center, Technology Center, Airways Plaza Office Center, Peachtree Pointe Office Park, Avalon Center Office Park, Sand Lake Technology Center, Metric Plaza, Park Center, and University Corporate Center. The Pool C Loan, in the amount of $7.65 million, is secured by cross-collateralized first mortgages on the Trust's Milwaukee Industrial Portfolio and Elmhurst Metro Court. The Elmhurst and Milwaukee projects are jointly owned by subsidiaries of the Trust and affiliates of Morgan Realty Partners. During the period beginning three years after the loan closing through the Optional Prepayment Date, the borrowers have the ability to substitute different properties as collateral under each loan as long as the loan amount collaterized by all properties replaced does not exceed fifty percent of the total loan amount and certain other conditions are satisfied.

     Also on May 22, 1998, the Trust entered into a loan agreement with CCA (the "Pool B Loan") in the amount of $7.7 million, which was funded on June 5, 1998 and is secured by a first mortgage on the Trust's Lexington Business Center. The interest rate is equal to 7.07% for the first 11 years of the loan. The Trust will pay interest only on a monthly basis through July 11, 1999. At that date, Nomura may restate the loan amount based on the property's projected net operating income for one year following that date. If the ratio of principal and interest to Net Operating Income is less than 1.65:1.00 based on the Lexington Business Center's net operating income, CCA can require the Trust either to repay a portion of the loan or add additional collateral to the pool. Subsequent to July 11, 1999, the Trust is required to make monthly principal and interest payments, based on a 315-month amortization schedule through and including the maturity date (June 11, 2028). The Trust has an option to repay the loan on June 11, 2009.

     The Trust used the proceeds of the Nomura loans to repay the amounts outstanding under the Nomura Line and the line of credit provided by American National Bank of $23.25 million and $20.65 million, respectively. The Trust also repaid the loans secured by the Milwaukee Industrial Portfolio and the Elmhurst Metro Court in the amounts of $3.5 million and $3.8 million, respectively. The balance of the proceeds was utilized to pay transaction related costs and for general operating reserves.


IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs utilizing two digits rather than four digits to define the applicable year. As a result, any computer programs that have time-sensitive mechanisms may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in a system failure or miscalculation causing disruptions of real estate operations and other related activities, including, among other things, a temporary inability to process transactions and invoices, generate or receive reports, manage the Trust's portfolio, comply with regulatory requirements or engage in similar normal business activities.

     The Trust has established a corrective plan for assessing Year 2000 compliance matters which entails the implementation of remedial action in areas deemed insufficient based upon information currently available to the Trust. The corrective plan consists of several elements including a complete upgrade of the computer software programs; an assessment of Year 2000 compliance programs with respect to each property in its portfolio and the property's reliance on computer programs in operations; an inquiry and dialogue with the Trust's significant suppliers and vendors as to their current Year 2000 compliance initiatives; and a mechanism to continue the monitoring of the vendors and suppliers. The Trust is currently formulating its contingency plan in an attempt to address unforeseen circumstances.

     During 1998, the Trust expects to complete the upgrade of its computer hardware and software programs in order to minimize the impact of the Year 2000 on its computer and related operations at its headquarters which is its only location of operations with the exception of the properties in its real estate portfolio. The cost associated with these upgrades is not expected to be material and would not cause reported financial information to be less indicative of the Trust's future operating results or financial condition.

     The Trust is also assessing the real properties in its portfolio in an effort to diagnose what impact the Year 2000 may have on each property's operations, particularly its mechanical systems. The Trust anticipates completing its assessment by late 1998 or early 1999. At this time, the Trust does not possess sufficient information as to the extent of any required remedial action, or whether remedial action will be necessary and therefore is unable to estimate any potential costs to the Trust, although this remedial action is currently not anticipated to be material.

     The Trust relies upon various suppliers and providers of services including third party management firms to perform certain property level functions. The Trust is inquiring as to the ability of the property managers to address the effect of the Year 2000 issue with respect to their computerized systems which may have an impact on the Trust. The computerized aspect of the relationship between the Trust and its property managers is most prevalent in the accounting and reporting functions from the property level to the Trust's headquarters. The Trust is currently in the process of determining whether or not each of its property managers has addressed the Year 2000 issue and anticipates that the process will be completed by December 31, 1998. The Trust believes that the potential impact of a non-compliant property manager is minimized because the Trust has the right to cancel its property management contracts generally on 30-day notice at no cost to the Trust. Therefore, any property managers who may not be Year 2000 compliant can be replaced with managers that have systems that are Year 2000 compliant. The Trust is also in the process of contacting other service providers and vendors to ascertain their ability to continue to provide goods and services to the Trust, in light of the Year 2000 issue and the status of their compliance initiatives. The Trust is also developing a mechanism to continue the review and assessment of service providers and vendors on a continuing basis until circumstances no longer warrant monitoring. The Trust cannot quantify the potential costs and uncertainties associated with potential Year 2000 program flaws at this time as they may relate to other organizations that the Trust relies upon but the Trust does not anticipate that the effect of this potential computer program flaw upon the operations of the Trust will be significant.

RESULTS OF OPERATIONS

     At June 30, 1998, the Trust owned twelve flex/industrial complexes aggregating 1,721,400 square feet of gross leasable area, four apartment complexes consisting of an aggregate 864 units, thirteen office properties consisting of 1,402,900 square feet of gross leasable area and one retail center which contains 321,800 square feet of gross leasable area. During the six months ended June 30, 1998, the Trust acquired an ownership interest in Peachtree Pointe Office Park, Avalon Center Office Park, Avalon Ridge Business Park, Tower Lane Business Park, University Corporate Center, Metric Plaza, Park Center and Sand Lake Tech Center. For further details regarding the assets purchased during the first six months of 1998, see Liquidity and Capital Resources above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED
JUNE 30, 1997

     Total revenues increased by approximately $5.6 million or 44.4% to approximately $18.2 million from approximately $12.6 million, due primarily to the acquisition and sale of certain properties after January 1, 1997 which, when combined, accounted for approximately $5.1 million or 91.1% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the six months ended June 30,

1998, with the results of operations of the same real estate assets owned during the six months ended June 30, 1997), total property revenues increased by approximately $0.5 million or 5.1% to approximately $10.4 million from approximately $9.9 million. This increase is due to an increase in rental rates and recognition of lease termination fees.

     Total operating expenses which include Property Operating, Repairs and Maintenance, Real Estate Taxes and Ground Lease, increased by approximately $1.4 million to approximately $6.3 million from approximately $4.9 million due primarily to the 1997 and 1998 acquisitions mentioned above, net of properties sold, which accounted for approximately $1.1 million or 78.6% of this increase. The "same-store" properties accounted for approximately $0.3 million or 21.4% of the increase.

     Interest expense increased by approximately $1.5 million primarily due to additional loans obtained to finance new acquisitions.

     The total increase in depreciation and amortization of approximately $0.7 million consists of an increase of approximately $0.2 million for "same-store" properties, and approximately $0.5 million for new properties, net of properties sold. The increase for "same-store" properties relates to additional improvements and leasing commissions paid for these properties.

     Total general and administrative expenses increased by approximately $0.2 million due to higher professional fees and payroll costs due to additional staffing required as a result of acquiring and managing the additions to the Trust's real estate portfolio.

     The factors discussed above resulted in consolidated net income of approximately $2.6 million or $0.21 per share for the six months ended June 30, 1998 as compared to consolidated net income of approximately $0.8 million or $0.08 per share for the six months ended June 30, 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED
JUNE 30, 1997

     Total revenues increased by approximately $3.0 million or 44.8% to approximately $9.7 million from approximately $6.7 million, due primarily to the acquisition and sale of certain properties after January 1, 1997 which, when combined, accounted for approximately $2.6 million or 86.7% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the three months ended June 30, 1998, with the results of operations of the same real estate assets owned during the three months ended June 30, 1997), total property revenues increased by approximately $0.4 million or 7.7% to approximately $5.6 million from approximately $5.2 million due to an increase in rental rates and recognition of lease termination fees.

     Total operating expenses which include Property Operating, Repairs and Maintenance, Real Estate Taxes and Ground Lease, increased by approximately $0.7 million to approximately $3.2 million from approximately $2.5 million due primarily to the 1997 and 1998 acquisitions mentioned above, net of properties sold, which accounted for approximately $0.6 million or 85.7% of this increase. The "same-store" properties accounted for approximately $0.1 million or 14.3% of the increase.

     Interest expense increased by approximately $0.8 million primarily due to additional loans obtained to finance new acquisitions.

     The total increase in depreciation and amortization of approximately $0.4 million consists of an increase of approximately $0.1 million for "same-store" properties, and approximately $0.3 million for new properties, net of properties sold. The increase for same store properties relates to additional improvements and leasing commissions paid for these properties.

     The factors discussed above resulted in consolidated net income of approximately $1.3 million or $0.10 per share for the three months ended June 30, 1998 as compared to consolidated net income of approximately $0.4 million or $0.04 per share for the three months ended June 30, 1997.

FACTORS AFFECTING THE TRUST'S BUSINESS PLAN

     The following summarizes various risk factors affecting forward-looking statements regarding the Trust's business plan that are included in this Form 10-Q. For a complete list of risk factors see "Factors Affecting the Trust's Business Plan" in the Trust's Annual Report and Form 10-K for the year ended December 31, 1997.

     FACTORS AFFECTING OPERATING RESULTS. The factors which may affect the Trust's liquidity and capital resources as well as results of operations, include but are not limited to: (i) the Trust's ability to deploy cash available for investment in operating properties generating yields greater than the interest rate paid by the Trust on its indebtedness; (ii) the continued occupancy by, and the financial solvency of, the major tenants at the Trust's Colonial Penn, Florida Power and Light, Woodcrest Office Park, 6901 Riverport Drive, Technology Center and Airways Plaza properties;
(iii) the Trust's ability to re-lease space as leases expire on terms at least as favorable as the terms of existing leases, since approximately 15% of the tenant leases at the Trust's properties are scheduled to expire in the remaining six months of 1998; and (iv) market conditions and rental rates where the Trust's properties are located.

     RISKS ASSOCIATED WITH THE RECENT ACQUISITION OF MANY OF THE PROPERTIES; LACK OF OPERATING HISTORY. The Trust acquired all of its properties within the last five years, and acquired eighteen of its properties since January of 1997. The most recently acquired properties primarily, and the other properties in the portfolio to a lesser degree, may have characteristics or deficiencies unknown to the Trust that may impact their value or revenue potential. In addition, it is possible that the operating performance of the most recently acquired properties may decline.

     The Trust is currently experiencing a period of rapid growth. As the Trust acquires additional properties, the Trust will continue to be subject to risks associated with operating new properties, including lease-up and tenant retention. In addition, the Trust's ability to manage its growth effectively will require it to successfully integrate its new acquisitions into its existing corporate management structure. No assurances can be given that the Trust will be able to successfully integrate such properties or effectively operate additional properties, or that newly acquired properties will perform as expected.

     COMPETITION IN ACQUIRING PROPERTY. In seeking to acquire additional property, the Trust competes with many other entities, some of which have greater financial and managerial resources than the Trust. There can be no assurance that the Trust will be able to acquire additional properties on terms and conditions acceptable to the Trust if at all.

     SUBSTANTIAL DEBT OBLIGATIONS. As of June 30, 1998, the Trust's indebtedness (Mortgage Loans Payable and Bonds Payable) aggregated approximately $132.5 million and the ratio of debt to net assets for the Trust was 65%. Debt as a percentage of total market capitalization as of June 30, 1998 assuming a $7.00 share price was 59%. The Trust's ability to service its debts and other obligations when they become due depends upon, among other things, the Trust's ability to secure additional capital (debt, equity or both) and the ability of the properties to generate sufficient cash flow to meet the Trust's cash needs for operating expenses and debt service payments. Certain expenditures, such as loan payments and real estate taxes, are not necessarily decreased by events adversely affecting revenues or expenses at the property level. If the Trust fails to make required payments on its indebtedness, the Trust could lose the property securing these obligations, which would have a material adverse effect upon the Trust's financial condition and results of operations.

     POTENTIAL EFFECT OF RISING INTEREST RATES ON TRUST'S VARIABLE RATE DEBT. Advances under the CCA Line bear interest at variable rates and the interest rate payable on the Riverport bonds issued for the benefit of the Trust is subject to periodic adjustments based on the then current market interest rates. As of June 30, 1998, $5.1 million or 4% of the Trust's $132.5 million in total indebtedness bears interest at variable rates. In addition, the Trust may incur other variable rate indebtedness in the future. Increases in interest rates on such indebtedness would increase the Trust's interest expense, which could adversely affect the Trust's financial condition and results of operations. See "--Liquidity and Capital Resources" above.

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

     The Trust is not aware of any potential environmental liability that the Trust believes would have a material adverse effect on the Trust's business, assets or results of operations taken as a whole. There can be no assurance, however, that the Trust would have knowledge of all conditions giving rise to potential environmental liabilities subsequent to acquiring a property. Although, the Trust obtains Phase I Environmental Assessments as part of its acquisition due diligence for each of its properties and obtains Phase II Environmental Assessments only in limited instances when circumstances indicate, it does not update these reports on an ongoing basis unless it has reasons to do so. Moreover, there can be no assurance that: (i) laws, ordinances or regulations will not be amended to impose or that new laws, ordinances or regulations will be adopted that, potentially impose any material environmental liability; or (ii) the current environmental condition of the Trust's properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Trust's properties (such as the presence of underground storage tanks), or by third parties unrelated to the Trust. Any expenditures associated with environmental liabilities of the Trust could have an adverse effect on the Trust's financial condition and results of operations.


OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this report an expanded understanding of the properties owned as of June 30, 1998.

SUPPLEMENTAL INFORMATION               BANYAN STRATEGIC REALTY TRUST
                                          PORTFOLIO SUMMARY AS OF
                                               June 30, 1998
                                                                                  Scheduled Lease
                                                    Net Carrying Value              Expirations
                                                    -------------------       --------------------------
                                                      Dollars            Occu-  7/1-
                                               Square  (in        Per    pancy 12/31/              After
                               Location       Footagethousands) Sq. Ft.    %    1998   1999   2000  2000
                               --------       -------------------------  ----- ------  ----   ---- -----
FLEX/INDUSTRIAL
Milwaukee Industrial
  Portfolio . . . . . . .  Milwaukee, WI      235,800  $  5,542 $ 23.50    86%    19%    7%    17%   43%
Elmhurst Metro Court. . .  Elmhurst, IL       140,800     5,077   36.06    74%    20%   34%     3%   17%
Willowbrook Court . . . .  Willowbrook, IL     84,300     3,824   45.36   100%    24%   33%    11%   32%
Quantum Business Center .  Louisville, KY     182,200     4,951   27.17    85%    26%   16%    20%   23%
Riverport Industrial. . .  Louisville, KY     322,100     9,676   30.04   100%     0%    0%   100%    0%
Lexington Business Center  Lexington, KY      308,800     7,074   22.91    93%    57%    3%    15%   18%
Newtown Distribution
  Center. . . . . . . . .  Lexington, KY       87,100     3,501   40.20   100%    68%    5%     4%   23%
Avalon Ridge Business Park Norcross, GA        57,400     4,013   69.91    61%     0%    0%     0%   61%
Metric Plaza. . . . . . .  Winter Park, FL     32,000     2,559   79.97    69%     0%    0%     0%   69%
Park Center . . . . . . .  Orlando, FL         47,200     3,738   79.19    85%    17%    6%     9%   53%
University Corporate
  Center. . . . . . . . .  Winter Park, FL    127,800    10,194   79.77    98%     6%   33%    29%   30%
Tower Lane Business Park.  Bensenville, IL     95,900     5,179   54.00    92%     5%   34%    24%   29%
                                            --------- ---------  ------   ----   ----  ----   ----  ----
        Sub-Total . . . .                   1,721,400    65,328   37.95    90%    23%   12%    31%   24%
                                            --------- ---------  ------   ----   ----  ----   ----  ----
OFFICE
Colonial Penn Insurance .  Tampa, FL           79,200     7,768   98.08   100%     0%    0%   100%    0%
Florida Power & Light . .  Sarasota, FL        83,100     9,267  111.52   100%     0%    0%     0%  100%
Woodcrest Office Park . .  Tallahassee, FL    265,900    11,439   43.02    94%     5%   19%    16%   54%
Midwest Office Center . .  Oakbrook Terrace, IL77,000     5,034   65.38    90%    13%   20%    32%   25%
Phoenix Business Park . .  Atlanta, GA        110,600     5,397   48.80    94%     0%   11%    26%   57%
Butterfield Office Plaza.  Oak Brook, IL      200,800    15,090   75.15    96%    11%   20%    22%   43%
Southlake Corporate
  Center.   . . . . . . .  Morrow, GA          56,200     4,579   81.48    99%     8%    4%    12%   75%
University Square Business
 Center . . . . . . . . .  Huntsville, AL     184,700     7,405   40.09    89%    15%   20%    16%   38%
Technology Center . . . .  Huntsville, AL      48,500     2,494   51.42   100%     0%    0%   100%    0%
Airways Plaza
  Office Center . . . . .  Memphis, TN         87,800     3,164   36.04   100%     3%   93%     0%    4%
Peachtree Pointe Office
 Park . . . . . . . . . .  Norcross, GA        71,700     4,780   66.67    92%     7%   33%    18%   34%
Avalon Center Office Park  Norcross, GA        53,300     4,629   86.85    68%     0%    0%     0%   68%
Sand Lake Tech Center . .  Orlando, FL         84,100     6,763   80.42    97%    23%    0%     0%   74%
                                            --------- ---------  ------   ----   ----  ----   ----  ----




                                                                                  Scheduled Lease
                                                    Net Carrying Value              Expirations
                                                    -------------------       --------------------------
                                                      Dollars            Occu-  7/1-
                                               Square  (in        Per    pancy 12/31/              After
                               Location       Footagethousands) Sq. Ft.    %    1998   1999   2000  2000
                               --------       -------------------------  ----- ------  ----   ---- -----

        Sub-Total . . . .                   1,402,900    87,809   62.59    94%     7%   19%    23%   45%
                                            --------- ---------  ------   ----   ----  ----   ----  ----

RETAIL
Northlake Tower Festival
  Shopping Center . . . .  Atlanta, GA        321,800    16,715   51.94   100%     1%    5%    18%   76%
                                            --------- ---------  ------   ----   ----  ----   ----  ----
        Total/Weighted Average              3,446,100  $169,852  $49.29    93%    15%   14%    26%   38%
                                            ========= =========  ======   ====   ====  ====   ====  ====




                                       BANYAN STRATEGIC REALTY TRUST
                             PORTFOLIO SUMMARY AS OF June 30, 1998 - CONTINUED

                                                                    Net Carrying Value
                                                                 -------------------------
                                                    Residen-        Dollars                     Occu-
                                                     tial            (in             Per        pancy
                                Location             Units         thousands)        Unit         %
                                --------            --------      -----------       ------      -----
RESIDENTIAL
-----------

Country Creek . . . . . .   Oklahoma City, OK            320         $  7,386      $23,081        93%
Willowpark. . . . . . . .   Lawton, OK                   160            4,383       27,394        93%
Winchester Run. . . . . .   Oklahoma City, OK            192            4,440       23,125        94%
Woodrun Village . . . . .   Yukon, OK                    192            4,515       23,516        98%
                                                       -----         --------      -------        ---

        Total/Weighted
          Average . . . .                                864         $ 20,724      $23,986        94%
                                                       =====         ========      =======        ---

        Portfolio Total .                                            $190,576                     93%
                                                                     ========                     ===


                     BANYAN STRATEGIC REALTY TRUST
           COMPARISON OF AVERAGE "IN PLACE" AND MARKET RENTS
                          AS OF June 30, 1998


                                             AVERAGE        AVERAGE
                                SQUARE      "IN PLACE"      MARKET
                                FOOTAGE       BASE           BASE
                                (NOTE 1)      RENTS          RENTS
                               ---------    ----------     --------
Flex/Industrial . . . . . .    1,721,400       $ 5.21       $ 5.29
Office. . . . . . . . . . .    1,323,700         8.52         9.91
Retail. . . . . . . . . . .      321,800         8.73         9.98
                               ---------       ------       ------
     Total/
      Weighted Average  . .    3,366,900       $ 6.85       $ 7.56
                               =========       ======       ======


                                              AVERAGE      AVERAGE
                                            "IN PLACE"      MARKET
                                               RENTS        RENTS
                                             ---------     --------
                                RESIDEN-
                                 TIAL         PER UNIT
PROPERTY TYPE                    UNITS        (NOTE 2)     PER UNIT
-------------                  ---------     ---------     --------

Residential . . . . . . . .          864       $  378       $  423


-------

     Note 1 - The "In Place" Rents for approximately 79,200 square feet of the portfolio have been excluded from the above calculation because the lease terms are of a short-term nature and therefore relative to that space are higher compared to the market. It is the Trust's view that inclusion of these rents in the above computation would make the analysis less meaningful.

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


ITEM 3(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Trust does not engage in any hedge transactions or in the ownership of any derivative financial instruments.

     As of June 30, 1998, the Trust had $132.5 million of outstanding mortgage debt, $5.1 million of which bears interest at a variable rate. As of June 30, 1998, the interest rate on this debt was 3.75%. If interest rates relative to this variable rate debt increased by the one percentage point (1%), interest expense could increase by an additional $51,000 on an annual basis.

                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust held its 1997 Annual Meeting of Shareholders on July 23, 1998. There were nine proposals on the agenda for the meeting, however, the voting on proposal #5 was adjourned until August 4, 1998, and again until August 12, 1998.

     PROPOSAL #1 was to elect three individuals to serve as independent trustees until the next annual meeting of Shareholders or otherwise as provided in the Declaration;

     PROPOSAL #2 was to concur in the selection of Ernst & Young LLP as the Trust's independent public accountants for the fiscal year ending December 31, 1998;

     PROPOSAL #3 was to delete certain provisions of the Declaration requiring reservation of board seats for an "Advisor" and to change the designation of "Class A Trustees" to "Independent Trustees";

     PROPOSAL #4 was to amend certain provision of the Declaration requiring the Trustees to consider terminating the Trust by March 14, 2001;

     PROPOSAL #5 was to authorize the issuance of preferred shares;

     PROPOSAL #6 was to increase compensation payable to Independent
Trustees;

     PROPOSAL #7 was to modify the liability and indemnification provisions of the Declaration applicable to the Trust's Trustees, officers, employees and agents;

     PROPOSAL #8 was to approve the issuance of Common Shares upon conversion of preferred shares and loans; and

     PROPOSAL #9 was to delete certain provisions of the Declaration relating to the incurrence of indebtedness.


     Following are the vote totals in connection with the proposals:

                                              FOR           WITHHELD
                                           ----------      ----------
PROPOSAL #1
SLATE OF TRUSTEES ELECTED
Walter E. Auch, Sr.                        10,557,549         174,941
Norman M. Gold                             10,568,076         164,414
Marvin A. Sotoloff                         10,578,135         154,355
(All elected)

                             FOR             AGAINST         ABSTAIN
                          ----------       ----------      ----------

PROPOSAL #2               10,222,616           41,045         108,481
(Carried)

PROPOSAL #3                8,539,876          194,743         218,160
(Carried)

PROPOSAL #4                8,366,703          313,678         272,398
(Carried)

PROPOSAL #5                8,868,897          737,821         330,133
(Carried)

PROPOSAL #6                7,749,912          973,821         291,910
(Carried)

                             FOR             AGAINST         ABSTAIN
                          ----------       ----------      ----------

PROPOSAL #7                8,126,427          493,390         332,217
(Carried)

PROPOSAL #8                6,946,619        1,652,943         353,217
(Carried)

PROPOSAL #9                8,053,153          500,778         398,848
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

     Exhibit (3)(b)       By-Laws dated March 13, 1986.

             (3)(c)
         and (3)(d)       Amended and Restated Declaration of Trust
dated as of August 8, 1986, as amended on March 8, 1991 and May 1, 1993.

             (10)         Material Contracts

                          (i)      Employment Agreement of Leonard G.
Levine dated March 11, 1998.

                          (ii)     1997 Omnibus Stock and Incentive
Plan dated July 9, 1997.

                          (iii)    Convertible Term Loan Agreement
dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders.

                                   First Amendment to Convertible Term
Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders.

                                   Second Amendment to Convertible Term
Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders.

                          (iv)     Share Purchase Agreement by and
among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997.

                          (v)      Registration Rights Agreement dated
as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Page attached thereto.

                          (vi)     Revolving Credit Agreement dated
April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and Nomura Asset Capital Corporation as Lender.

                          (vii)    Loan Agreement dated May 22, 1998
among
                                   BSRT Fountain Square L.L.C.,
                                   BSRT Phoenix Business Park L.L.C.,
                                   BSRT Newtown Trust,
                                   BSRT Southlake L.L.C.,
                                   BSRT Technology Center L.L.C.,
                                   BSRT Airways Plaza L.L.C.,
                                   BSRT Peachtree Pointe L.L.C.,
                                   BSRT Avalon Center L.L.C.,
                                   BSRT Sand Lake Tech Center L.L.C.,
                                   BSRT Park Center L.L.C.,
                                   BSRT Metric Plaza L.L.C., and
                                   BSRT University Corporate Center
L.L.C., as Borrower, and Nomura Asset Capital Corporation as Lender.

                          (viii)   Loan Agreement dated May 22, 1998
between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and Nomura Asset Capital Corporation as Lender.

                          (ix)     Loan Agreement dated June 22, 1998
between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and Nomura Asset Capital Corporation, as Lender.

     Exhibit (21)         Subsidiaries of the Trust

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

          A report on Form 8-K was filed on May 14, 1998 wherein Item 2 disclosed the Registrant's acquisition of four multi-tenant office properties in Orlando and Winter Park, Florida.

                              SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine              Date:  August 13, 1998
     Leonard G. Levine, President



By:  /s/ Joel L. Teglia                 Date:  August 13, 1998
     Joel L. Teglia, Vice President and
     Chief Financial Officer

                              SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  __________________________________     Date: August 13, 1998
     Leonard G. Levine, President



By:  __________________________________     Date: August 13, 1998
     Joel L. Teglia, Vice President and
     Chief Financial Officer