Form 10-Q
period 1998-09-30
BANYAN STRATEGIC REALTY TRUST
filed 1998-11-16
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


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


                   Shares of beneficial interest outstanding
                     as of November 12, 1998:  13,349,528

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                      (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1998              1997
                                                                                    -------------     ------------
ASSETS

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 38,746         $ 26,143
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            172,409          125,459
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,466            4,418
                                                                                         --------         --------
                                                                                          219,621          156,020
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .            (10,048)          (6,634)
                                                                                         --------         --------
                                                                                          209,573          149,386
                                                                                         --------         --------

Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .              2,842            4,429
Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . . . .              1,325              763
Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,777              831
Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .              1,247              862
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,181 and $1,112, respectively). . . . . . . . . . . . . . . . . . . . .              1,935            1,269
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,227            2,094
                                                                                         --------         --------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $221,926         $159,634
                                                                                         ========         ========





                                             BANYAN STRATEGIC REALTY TRUST
                                              CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (CONTINUED)
                                                      (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1998              1997
                                                                                    -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $121,302         $ 70,503
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21,489           21,615
Note Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,400            --
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .              2,453            1,858
Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . . . .              1,926              796
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .                806              296
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                624              276
Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,360              711
                                                                                         --------         --------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            157,360           96,055
                                                                                         --------         --------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . .              2,104            1,264

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 14,871,480 and 14,761,850 Shares
    Issued, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .            119,684          119,013
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (49,856)         (49,332)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . . . .             (7,366)          (7,366)
                                                                                         --------         --------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .             62,462           62,315
                                                                                         --------         --------
Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . . . .           $221,926         $159,634
                                                                                         ========         ========

Book Value Per Share of Beneficial Interest
  (13,348,831 and 13,239,201 Shares Outstanding, respectively) . . . . . . . .           $   4.68         $   4.71
                                                                                         ========         ========






                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                      (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             1998             1997
                                                                                          ---------         --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  25,093         $ 17,986
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,605            1,815
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            889              554
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            186              161
                                                                                           --------         --------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,773           20,516
                                                                                           --------         --------
EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,223            3,914
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,985            1,816
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,037            1,480
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,879            4,649
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            699              670
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,706            2,501
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,456            3,031
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . .            207              527
                                                                                           --------         --------
 Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,192           18,588

Income Before Minority Interest, Income from Operations of Real Estate
  Venture, Net Gains and Extraordinary Item. . . . . . . . . . . . . . . . . . . . .          4,581            1,928

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .           (449)            (463)
Income from Operations of Real Estate Venture. . . . . . . . . . . . . . . . . . . .          --                  37
Net Gain on Disposition of Investments in Real Estate. . . . . . . . . . . . . . . .          --               1,076
                                                                                           --------         --------
Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . . . . .          4,132            2,578
Extraordinary Item, Net of Minority Interest of $25. . . . . . . . . . . . . . . . .           (141)           --
                                                                                           --------         --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,991         $  2,578
                                                                                           ========         ========




                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 - CONTINUED
                                                      (UNAUDITED)



                                                                                             1998             1997
                                                                                          ---------         --------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Net Gains and Extraordinary Item . . . . . . . . . . . . . . . . . .       $   0.31         $   0.14
                                                                                           ========         ========
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.30         $   0.24
                                                                                           ========         ========
Earnings Per Share of Beneficial Interest - Assuming Dilution:
  Income Before Net Gains and Extraordinary Item . . . . . . . . . . . . . . . . . .       $   0.30         $   0.14
                                                                                           ========         ========
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.29         $   0.24
                                                                                           ========         ========




























                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                      (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             1998             1997
                                                                                          ---------         --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  9,090          $ 6,860
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,035              635
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            356              330
  Income on Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             71               50
                                                                                           --------          -------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,552            7,875
                                                                                           --------          -------
EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,512            1,599
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,109              646
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            798              531
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,649            1,878
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            229              229
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,401              946
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,280            1,023
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . .             66              199
                                                                                           --------          -------
 Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,044            7,051

Income Before Minority Interest, Income from Operations of Real Estate
  Venture and Net Gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,508              824

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . . .           (151)            (152)
Loss from Operations of Real Estate Venture. . . . . . . . . . . . . . . . . . . . .          --                 (14)
Net Gain on Disposition of Investments in Real Estate. . . . . . . . . . . . . . . .          --               1,072
                                                                                           --------          -------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,357          $ 1,730
                                                                                           ========          =======




                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 - CONTINUED
                                                      (UNAUDITED)



                                                                                             1998             1997
                                                                                          ---------         --------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Net Gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.10         $   0.06
                                                                                           ========         ========
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.10         $   0.16
                                                                                           ========         ========
Earnings Per Share of Beneficial Interest - Assuming Dilution:
  Income Before Net Gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.10         $   0.06
                                                                                           ========         ========
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.10         $   0.16
                                                                                           ========         ========




























                The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                      (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)



                                             Shares of
                                        Beneficial Interest
                                   ----------------------------      Accumulated         Treasury
                                    Shares            Amount           Deficit            Shares            Total
                                  -----------       -----------      -----------       -----------       -----------
Shareholders' Equity,
January 1, 1998. . . . . . .       14,761,850        $  119,013        $ (49,332)       $   (7,366)         $ 62,315

Net Income . . . . . . . . .            --                --               3,991             --                3,991
Issuance of Shares . . . . .          109,630               671            --                --                  671
Distributions. . . . . . . .            --                --              (4,515)            --               (4,515)
                                  -----------        ----------        ---------        ----------          --------

Shareholders' Equity,
September 30, 1998 . . . . .       14,871,480        $  119,684        $ (49,856)       $   (7,366)         $ 62,462
                                  ===========        ==========        =========        ==========          ========





















                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                      (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)
                                                                                             1998              1997
                                                                                          ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   3,991         $  2,578
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Extraordinary Items, Net of Minority Interest. . . . . . . . . . . . . . . . . . .            141            --
  Net Gain on Disposition of Investments in Real Estate. . . . . . . . . . . . . . .          --              (1,076)
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,913            3,028
  Net (Income) From Operation of Real Estate Ventures. . . . . . . . . . . . . . . .          --                 (37)
  Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . . .            449              463
  Incentive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                 913
Net Change In:
  Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (946)             120
  Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . .           (385)             (81)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .          (1,350)            (611)
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . .            595               (3)
  Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            510               63
  Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . . . . . .          1,130              458
  Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            348               28
  Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            649              128
                                                                                           --------         --------
Net Cash Provided By Operating Activities. . . . . . . . . . . . . . . . . . . . . .          9,045            5,971
                                                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . . . . . . . . . . . . . . .        (55,878)         (34,296)
  Investment In Real Estate Ventures, Net. . . . . . . . . . . . . . . . . . . . . .          --                  28
  Additions to Investment in Real Estate . . . . . . . . . . . . . . . . . . . . . .         (4,048)          (1,844)
  Proceeds From Sale of Investments in Real Estate . . . . . . . . . . . . . . . . .          --              12,484
  Payment of Liabilities Assumed at Acquisition of Real Estate Assets. . . . . . . .          --                 101
  Earnest Money Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75)             300
  Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . . . . . .           (562)            (414)
                                                                                           --------         --------
Net Cash (Used In) Investing Activities  . . . . . . . . . . . . . . . . . . . . . .        (60,563)         (23,641)
                                                                                           --------         --------




                                             BANYAN STRATEGIC REALTY TRUST
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)
                                                      (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)


                                                                                             1998              1997
                                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Mortgage Loans Payable . . . . . . . . . . . . . . . . . .       $106,550         $ 43,770
  Invested By (Distributions to) Minority Partners . . . . . . . . . . . . . . . . .            416             (417)
  Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (903)            (577)
  Principal Payments on Bonds and Mortgage Loans Payable . . . . . . . . . . . . . .        (52,152)         (21,604)
  Prepayment Penalties on Early Extinguishment of Debt . . . . . . . . . . . . . . .           (136)           --
  Distributions Paid to Shareholders . . . . . . . . . . . . . . . . . . . . . . . .         (4,515)          (3,163)
  Shares Issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            671              199
                                                                                           --------         --------
  Net Cash Provided By Financing Activities  . . . . . . . . . . . . . . . . . . . .         49,931           18,208
                                                                                          ---------         --------
  Net (Decrease) Increase In Cash and Cash Equivalents . . . . . . . . . . . . . . .         (1,587)             538

  Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . . .          4,429            3,805
                                                                                           --------         --------
  Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . . .       $  2,842         $  4,343
                                                                                           ========         ========

  Supplemental Disclosure of Cash Flow Information:
    Interest Paid During the Period. . . . . . . . . . . . . . . . . . . . . . . . .       $  6,369         $  4,586
                                                                                           ========         ========
  Supplemental Disclosure of Non-Cash Financing Activity:
    Financing Assumed Upon Acquisition of Real Estate. . . . . . . . . . . . . . . .       $  3,675         $ 21,616
                                                                                           ========         ========














                 The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

     Certain reclassifications have been made to the previously reported 1997 consolidated financial statements in order to provide comparability with the 1998 consolidated financial statements. These reclassifications have not changed the 1997 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1998. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1998 and 1997:

                                                        Nine Months Ended
                                                  --------------------------
                                                  9/30/98           9/30/97
                                                 ---------        ----------
                                                     (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Numerator:
  Income before Net Gains and
   Extraordinary Item. . . . . . . . . .       $     4,132       $     1,502
  Net Gains (a). . . . . . . . . . . . .             --                1,076
  Extraordinary Item, Net of
   Minority Interest . . . . . . . . . .              (141)            --
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $     3,991       $     2,578
                                               ===========       ===========

Denominator:
  Denominator for basic earnings per
   weighted-average shares . . . . . . .        13,287,537        10,555,616

  Effect of dilutive securities:
    Employee stock options . . . . . . .            35,727             1,740
    Convertible debt . . . . . . . . . .           604,423             --
                                               -----------        ----------

  Dilutive potential common shares . . .           640,150             1,740

     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions. . . . . . . . . . . .        13,927,687        10,557,356
                                               ===========       ===========

                                                        Nine Months Ended
                                                  --------------------------
                                                  9/30/98           9/30/97
                                                 ---------        ----------
                                                     (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Earnings Per Share of Beneficial
 Interest - Basic:

  Income before Net Gains and
   Extraordinary Item  . . . . . . . . .       $      0.31       $      0.14
  Net Gains. . . . . . . . . . . . . . .             --                 0.10
  Extraordinary Item, Net of
   Minority Interest . . . . . . . . . .             (0.01)            --
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $      0.30       $      0.24
                                               ===========       ===========

Earnings Per Share of Beneficial
 Interest - Assuming Dilution:

  Income Before Net Gains and
   Extraordinary Item. . . . . . . . . .       $      0.30       $      0.14
  Net Gains. . . . . . . . . . . . . . .             --                 0.10
  Extraordinary Item, Net of
   Minority Interest . . . . . . . . . .             (0.01)            --
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $      0.29       $      0.24
                                               ===========       ===========

     (a) Net gains include gain on disposition of investments in real estate.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997:

                                                       Three Months Ended
                                                   -------------------------
                                                  9/30/98           9/30/97
                                                 ---------        ----------
                                                     (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Numerator:
  Income before Net Gains. . . . . . . .       $     1,357       $       658
  Net Gains. . . . . . . . . . . . . . .             --                1,072
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $     1,357       $     1,730
                                               ===========       ===========

Denominator:
  Denominator for basic earnings per
   weighted-average shares . . . . . . .        13,327,166        10,706,379

  Effect of dilutive securities:
    Employee stock options . . . . . . .            39,683             5,220
    Convertible debt . . . . . . . . . .           596,145             --
                                               -----------        ----------

  Dilutive potential common shares . . .           635,828             5,220

     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions. . . . . . . . . . . .        13,962,994        10,711,599
                                               ===========       ===========

                                                       Three Months Ended
                                                  --------------------------
                                                  9/30/98           9/30/97
                                                 ---------        ----------
                                                     (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Earnings Per Share of Beneficial
 Interest - Basic:

  Income Before Net Gains. . . . . . . .       $      0.10       $      0.06
  Net Gains. . . . . . . . . . . . . . .             --                 0.10
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $      0.10       $      0.16
                                               ===========       ===========

Earnings Per Share of Beneficial
 Interest - Assuming Dilution:

  Income Before Net Gains. . . . . . . .       $      0.10       $      0.06
  Net Gains. . . . . . . . . . . . . . .             --                 0.10
                                               -----------       -----------
         Net Income. . . . . . . . . . .       $      0.10       $      0.16
                                               ===========       ===========


3.   MORTGAGE LOANS PAYABLE AND UNSECURED NOTE PAYABLE

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement (the "CCA Line") with Nomura Asset Capital Corporation ("Nomura"). Nomura subsequently assigned its interest to its subsidiary - The Capital Company of America ("CCA"). The CCA Line has an initial term of 24 months. Draws bear interest at a rate equal to LIBOR plus 2.00% adjusted monthly. The Trust has the option to extend the line for one additional year for a fee of $125,000. As of September 30, 1998, $10.7 million was outstanding on the CCA Line.

     On June 22, 1998 and May 22, 1998 the Trust entered into three permanent loan agreements with Nomura, which also were assigned to CCA. The first, the Pool A Loan, was in the amount of $38.3 million and was funded on June 5, 1998. The second, the Pool B Loan, was in the amount of $7.7 million and was funded on June 5, 1998. The third, the Pool C Loan, was in the amount of $7.65 million and was funded on June 30, 1998. The Pool A, B and C Loans are all collaterized by various parcels of real estate with an aggregate carrying value of approximately $77.4 million at September 30, 1998.

     The Pool A Loan matures on June 11, 2028 and the Pool C Loan matures on July 11, 2028. Both loans require payment of interest and principal on a monthly basis with principal being amortized on a 315-month amortization schedule. Each loan bears interest at a rate effectively equal to 6.95% for the first ten years of each loan. The Trust has an option to prepay both loans during the ninety days preceding June 11, 2008.

     The Pool B Loan matures on June 11, 2029. The loan bears interest at a rate equal to 7.07% for the first 11 years of the loan. The Trust pays interest only on a monthly basis through July 11, 1999. At that date, CCA may restate the loan amount based on the property's projected net operating income for one year following that date. If the ratio of principal and interest to Net Operating Income is less than 1.65:1.00 based on the Lexington Business Center's net operating income, CCA can require the Trust either to repay a portion of the loan or add additional collateral to the pool. Subsequent to July 11, 1999, the Trust will make principal and interest payments on a monthly basis with principal being amortized based on a 315-month amortization schedule. The Trust has an option to repay the loan on June 11, 2009.

     From the proceeds of the Pool C Loan, the Trust repaid the loans secured by the Milwaukee Industrial Portfolio and the Elmhurst Metro Court in the amounts of $3.5 million and $3.8 million, respectively. These repayments resulted in prepayment penalties of approximately $136,000 and the write off of deferred financing costs of approximately $30,000, which are reflected in the Consolidated Statements of Income and Expenses as an Extraordinary Item, Net of Minority Interest of $25,000. From the proceeds of the Pool A and Pool B Loans, the Trust repaid the amounts then outstanding under the CCA Line and the line of credit provided by American National Bank of $23.25 million and $20.65 million, respectively.

     During the third quarter of 1998, the Trust borrowed $7.4 million from a group of Lenders for whom Morgens, Waterfall, Vintiadis & Company is serving as agent pursuant to the October 10, 1997 convertible term loan agreement, the "Unsecured Loan", for the acquisition of Johns Creek Office and Industrial Park and Technology Park. The Loan matures on September 30, 2002 and bears interest at an annual interest rate of 12% payable quarterly. In addition, on October 14 of each year, the Trust is required to pay an annual fee equal to 2% of the amount outstanding as of that date.

The amounts outstanding on the Unsecured Loan are convertible at the Lenders' option into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share.

4.   INVESTMENT IN REAL ESTATE

     During the nine months ended September 30, 1998, the Trust acquired interests in ten properties. All of these properties were acquired from unaffiliated third parties. The table below presents summary of 1998 acquisitions.

                                    Date        Purchase
                                     of          Price
Property's Name                    Acquisi-      (in
and Location            Sq. Ft.     tion       millions)   Description
---------------        --------   ---------    ---------   ----------------
Peachtree Pointe         71,700    01/20/98         $4.6   Five one-story
 Office Park                                                office buildings;
Norcross, Georgia                                          Twenty-three
                                                            tenants at the
                                                            time of acqui-
                                                            sition

Avalon Center            53,300    03/20/98          4.4   Two one-story
 Office Park                                                office buildings;
Norcross, Georgia                                          Three tenants at
                                                            the time of
                                                            acquisition

Avalon Ridge             57,400    04/24/98          3.9   Two one-story
 Business Park                                              flex/industrial
Norcross, Georgia                                           buildings;
                                                           Two tenants at
                                                            the time of
                                                            acquisition

Tower Lane               95,900    04/27/98          5.2   Two one-story
 Business Park (1)                                          flex/industrial
Bensenville,                                                buildings;
 Illinois                                                  Seventeen tenants
                                                            at the time
                                                            of acquisition

University              127,800    04/30/98         10.2   Seven one-story
 Corporate Center                                           flex/industrial
Winter Park,                                                buildings;
 Florida                                                   Twenty-six tenants
                                                            at the time
                                                            acquisition

                                    Date        Purchase
                                     of          Price
Property's Name                    Acquisi-      (in
and Location            Sq. Ft.     tion       millions)   Description
---------------        --------   ---------    ---------   ----------------
Metric Plaza             32,000    04/30/98          2.6   Two one-story
Winter Park,                                                flex/industrial
 Florida                                                    buildings;
                                                           Two tenants at
                                                            the time of
                                                            acquisition

Park Center              47,400    04/30/98        $ 3.7   Two one-story
Orlando, Florida                                            flex/industrial
                                                            buildings;
                                                           Sixteen tenants
                                                            at the time
                                                            of acquisition

Sand Lake                84,100    04/30/98          6.8   Five one-story
 Tech Center                                                office buildings;
Orlando, Florida                                           Three tenants
                                                            at the time
                                                            of acquisition

Johns Creek             119,300    08/14/98          5.8   Two flex/indus-
 Office and                                                 trial buildings;
 Industrial Park                                           Two tenants
Duluth and Suwanne,                                         at the time
 Georgia                                                    of acquisition

Technology              145,700    08/14/98         12.4   Three office
 Park                                              -----    buildings;
Norcross,                                                  Twelve tenants
 Georgia                                                    at the time
                                                            of acquisition
     Total                                         $59.6
                                                   =====

(1) Upon the acquisition of Tower Lane, the Trust assumed a permanent mortgage loan in the amount of approximately $3.7 million. The loan matures in November, 2001, bears an interest rate of 8.35% and is payable in monthly installments of interest and principal with principal being amortized based on a 264-month amortization schedule.


5.   PRO FORMA INFORMATION

     The following unaudited Pro Forma Condensed Summary information presents the results of operations of the Trust as if the Trust acquired all of the properties that the Trust acquired in 1998 on January 1, 1998 and 1997.

     The unaudited Pro Forma Condensed Summary information is not necessarily indicative of what the actual results of operations would have been for the nine months ended September 30, 1998 and 1997 assuming the purchase of these properties had been consummated at the beginning of each period presented, nor does it purport to represent the future operations of the Trust.

                                                        Nine Months Ended
                                                          September 30,
                                                           (Unaudited)
                                                     (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
                                                   -------------------------
                                                    1998              1997
                                                  --------          --------
    Revenues . . . . . . . . . . . . . .          $ 31,618          $ 25,644
    Net Income . . . . . . . . . . . . .          $  3,802          $  1,620
    Earnings Per Share of Beneficial
      Interest - Basic . . . . . . . . .          $   0.29          $   0.15


6.   SUBSEQUENT EVENTS

     DIVIDEND AND DISTRIBUTIONS PAID

     On October 6, 1998, the Trust declared a cash distribution for the quarter ended September 30, 1998 of $0.12 per share payable November 20, 1998 to shareholders of record on October 20, 1998.

     On November 13, 1998, Morgens, Waterfall, Vintiadis & Company Inc. as agent for a group of "Lenders" pursuant to a convertible loan agreement dated October 10, 1997, among the Trust and such Lenders, notified the Trust of the Lenders election not to exercise an option to purchase up to approximately $12.6 million in preferred or common shares of the Trust pursuant to the convertible loan agreement. The option expired on November 13, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     The Registrant, Banyan Strategic Realty Trust, is a Massachusetts business trust. The Trust is a self-administered real estate investment trust that owns and acquires primarily office and flex/industrial properties throughout the country, where management sees strong local economies and investment opportunities. As of September 30, 1998, the Trust's portfolio contained thirty-two properties, which are located primarily in the Midwestern and the Southeastern United States. The Trust operates principally through BSRT UPREIT Partnership and its subsidiaries (the "Operating Partnerships") and BSRT UPREIT Corp., the General Partner of the Operating Partnership both of which are 100% owned by the Trust as of September 30, 1998. The Trust's goal is to maximize the value of its shareholders' investment through continued growth in Funds from Operations and Funds Available for Distribution (as defined below). It seeks to accomplish this goal through a combination of external growth achieved by making attractive acquisitions and internal growth achieved by carefully and aggressively managing its assets. In executing its business plan, the Trust intends to utilize proceeds from its secured credit facility and to invest its cash and cash equivalents in excess of operating reserves in additional real estate assets, to reinvest the proceeds from the sale or refinancing of its existing properties and to raise new capital (debt, equity or both).

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things, general real estate investment risks, lack of operating history associated with recent acquisitions, ability to raise capital either equity or debt, potential inability to repay or finance indebtedness at maturity, increases in interest rates, competition for property acquisitions, adverse consequences of failure to qualify as a REIT, and possible environmental liabilities. Actual results could differ materially from those projected in these forward-looking statements. Reference is made to the annual report on Form 10-K for the year ended December 31, 1998, filed by the Trust, specifically under the heading "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Trust's Business Plan" for a more complete discussion of these risk factors.

RESULTS OF OPERATIONS

     At September 30, 1998, the Trust owned thirteen flex/industrial properties aggregating 1,841,000 square feet of gross rentable area, fourteen office properties consisting of 1,545,600 square feet of gross rentable area, four apartment complexes consisting of 864 residential units and one retail center which contains 321,600 square feet of gross rentable area. During the nine months ended September 30, 1998, the Trust acquired an ownership interest in four office properties with a total of 354,800 rentable square feet and six flex/industrial properties with a total of 479,800 rentable square feet. Since the Trust has acquired a large number of properties during each of the periods discussed below, the period to period results are not entirely comparable. For further details regarding the assets purchased during the first nine months of 1998, see Liquidity and Capital Resources below.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     During the nine months ended September 30, 1998, net income totaled approximately $4.0 million ($0.30 per basic common share) compared to approximately $2.6 million ($0.24 per basic common share) for the nine months ended September 30, 1997. This increase resulted primarily from revenue growth of approximately $8.3 million reduced by expense growth of approximately $5.6 million and net gains of approximately $1.1 million recognized in 1997. In particular, total revenues increased by approximately $8.3 million or 40.5% to approximately $28.8 million from approximately $20.5 million, due primarily to an increase in the number of properties owned. The properties that were acquired and the properties that were sold since January 1, 1997 in the aggregate accounted for approximately $7.4 million or 89.2% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the entire nine months ended September 30, 1998, with the results of operations of the same properties owned during the entire nine months ended September 30, 1997), total property revenues increased by approximately $0.9 million or 6.0% to approximately $15.8 million from approximately $14.9 million due to an increase in rental rates at these properties and recognition of lease termination fees at certain properties.

     For the nine months ended September 30, 1998, the Trust's office, retail and residential properties have maintained a consistently high weighted average occupancy levels of ninety-four percent (94%), ninety-five percent (95%) and ninety-nine percent (99%), respectively. The strength of the Trust's office properties and their respective markets is highlighted by the fact that many of the lease renewals during the nine months ending September 30, 1998 have included terms providing for fixed increases in base rent over the term of the leases or annually calculated CPI increases.

The weighted average occupancy for the Trust's flex/industrial properties, which was approximately ninety-one percent (91%) for the nine months, has decreased slightly from historical levels. During the fourth quarter of 1998, the Trust has disclosed significant scheduled lease expirations at its Lexington Business Center and Newtown Business Center which may impact the overall occupancy of the Trust's flex/industrial properties at December 31, 1998. To date, the Trust has released one hundred percent of the space at Newtown Business Center and continues to market the space at Lexington Business Center. For the nine months ended September 30, 1998, overall, base rent for new leases at the Trust's office, flex/industrial and retail properties increased, on the average, by 6.5% compared to base rents of expiring leases.

     Total operating expenses, which include property operating expense, repair and maintenance expense, real estate taxes, and ground lease expense, increased by approximately $2.0 million to approximately $9.9 million from approximately $7.9 million primarily due to an increase in the number of properties owned, which accounted for approximately $1.6 million or 80.0% of this increase. On a "same-store" basis total operating expenses increased by approximately $0.4 million or 8.5% to approximately $5.1 million from approximately $4.7 million. In addition, interest expense increased by approximately $2.2 million primarily due to an increase in total indebtedness which was used to pay for the newly acquired properties. Depreciation and amortization expense also increased by approximately $1.2 million. Most of the increase resulted from an increase in the number of properties owned. Total general and administrative expenses increased by approximately $0.4 million due to costs incurred in connection with due diligence for transactions that were not completed in 1998 and to higher professional fees and payroll costs due to an increase in administrative and professional staff.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     During the three months ended September 30, 1998, net income totaled approximately $1.4 million ($0.10 per basic common share) compared to approximately $1.7 million ($0.16 per basic common share) for the three months ended September 30, 1997. This decrease resulted primarily from net gains of approximately $1.1 million recognized in 1997 and expense growth of approximately $2.0 million reduced by revenue growth of approximately $2.7 million. In particular, total revenues increased by approximately $2.7 million or 34.2% to approximately $10.6 million from approximately $7.9 million, due primarily to an increase in the number of properties owned. The properties that were acquired and the properties that were sold since January 1, 1997 in the aggregate accounted for approximately $2.2 million or 81.5% of this increase. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended September 30, 1998, with the results of operations of the same properties owned during the entire three months ended September 30, 1997), total property revenues increased by approximately $0.5 million or 7.0% to approximately $7.6 million from approximately $7.1 million due to an increase in rental rates for these properties and recognition of lease termination fees at certain properties.

     Total operating expenses, which include property operating expense, repair and maintenance expense, real estate taxes, and ground lease expense, increased by approximately $0.6 million to approximately $3.6 million from approximately $3.0 million primarily due to an increase in the number of properties owned, which accounted for approximately $0.4 million or 66.7% of this increase. On a "same-store" basis, total operating expenses increased by approximately $0.2 million or 8.0% to approximately $2.7 million from approximately $2.5 million. In addition, interest expense increased by approximately $0.8 million primarily due to an increase in total indebtedness which was used to pay for the newly acquired properties. Depreciation and amortization expense also increased by approximately $0.5 million. Most of the increase resulted from an increase in the number of properties owned. Total general and administrative expenses increased by approximately $0.3 million due to costs incurred in connection with due diligence for transactions that were not completed in 1998 and to higher professional fees and payroll costs due to an increase in administrative and professional staff.

     LIQUIDITY AND CAPITAL RESOURCES

     The Trust expects to fund its short-term liquidity needs, including recurring capital expenditures, from its working capital (including the Trust's restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from property operations. The Trust anticipates using these monies to fund periodic tenant-related capital expenditures and other capital improvements. The Trust believes that its Funds Available for Distribution (as defined below) will be sufficient for the twelve months after the date of this report to pay quarterly distributions of $0.12 per common share.

     The Trust expects to fund its long-term liquidity needs, including monies required to acquire and develop property and funds to pay for other non-recurring capital improvements, from long-term secured and unsecured indebtedness and through future issuance of debt or equity securities, including issuing units in the Operating Partnership in exchange for properties. The Trust expects that it will fund a portion of the cost of buying and developing properties in the future by borrowing under its credit facilities or by mortgaging properties the Trust acquires.

     Cash and cash equivalents consist of cash and short-term investments. The Trust's cash and cash equivalents balance at September 30, 1998 and December 31, 1997 was approximately $2.8 million and approximately $4.4 million, respectively. The decrease in total cash and cash equivalents of approximately $1.6 million is due to approximately $60.5 million of cash used by investing activities which exceeded approximately $49.9 million of cash provided by financing activities and approximately $9.0 million of cash provided by operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased by approximately $3.0 million for the nine months ended September 30, 1998 to approximately $9.0 million from approximately $6.0 million for the same period in 1997 due primarily to an increase in net income generated by properties acquired by the Trust in 1997 and 1998.

     Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as the Trust. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Trust has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for evaluating the performance and operations of a REIT such as the Trust. The calculation of FFO may vary from entity to entity since capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, the presentation of FFO by the Trust may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indication of the Trust's performance nor to "Cash Flows from Operating Activities" (as calculated in accordance with GAAP) as a measure of the Trust's capacity to pay distributions.

     For the nine months ended September 30, 1998 and 1997, the Trust's operations generated FFO of approximately $7.6 million and approximately $3.8 million, respectively. FFO increased for the nine months ended September 30, 1998 primarily from the effect of the Trust's property acquisitions in 1997 and 1998. For the three months ended September 30, 1998 and 1997, the Trust's operations generated FFO of approximately $2.7 million and approximately $1.5 million, respectively.

     FFO for the nine months ended September 30, 1998 and 1997 is calculated as follows:

                                               1998          1997
                                             --------      --------
                                             (Dollars in thousands)

Net Income . . . . . . . . . . . . . . . .   $  3,991      $  2,578

Plus:
  Depreciation expense . . . . . . . . . .      3,399         2,361
  Depreciation included in
    Operations of Real Estate
    Ventures . . . . . . . . . . . . . . .      --               15
  Lease Commission Amortization. . . . . .        284           140
Less:
  Minority Interest Share of
    Depreciation Expense . . . . . . . . .       (204)         (197)
  Minority Interest Share of
    Lease Commission
    Amortization . . . . . . . . . . . . .        (21)          (15)

Gain on Disposition of
  Investment in Real Estate. . . . . . . .      --           (1,076)

Extraordinary Item, Net of
  Minority Interest. . . . . . . . . . . .        141         --
                                             --------      --------
Funds From Operations. . . . . . . . . . .   $  7,590      $  3,806
                                             ========      ========

Cash Flow Provided By (Used In):
  Operating Activities . . . . . . . . . .   $  9,045      $  5,971
  Investing Activities . . . . . . . . . .   $(60,563)     $(23,641)
  Financing Activities . . . . . . . . . .   $ 49,931      $ 18,208

     The Trust calculates Funds Available for Distribution ("FAD") by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. The capital reserve is $0.075 per square foot for flex/industrial properties, $0.10 per square foot for office properties, $0.15 per square foot for retail property and $200 per residential unit.

                                               1998          1997
                                             --------      --------
                                             (Dollars in thousands)

Funds from operations. . . . . . . . . . .   $  7,590      $  3,806
Straight-line Rents. . . . . . . . . . . .       (367)          (95)
Lease Commissions. . . . . . . . . . . . .       (536)         (495)
Capital Reserve. . . . . . . . . . . . . .       (365)         (271)
                                             --------      --------
Funds available for distribution . . . . .   $  6,322      $  2,945
                                             ========      ========

     Cash Flows From Investing Activities: During the nine months ended September 30, 1998, the Trust utilized approximately $60.5 million in investing activities compared to approximately $23.6 million in the same period in 1997. Cash flow was primarily utilized during the nine months ended September 30, 1998 to acquire four office and six flex/industrial properties aggregating approximately $55.9 million and to make capital improvements at the Trust's various properties in the amount of approximately $4.0 million. In comparison, during the same period in 1997, the Trust sold its interest in the Hallmark Village property for approximately $6.1 million, sold the H Street Assemblage Parcel and the Victor building for approximately $5.5 million, sold its partnership interest in the Colonial Courts Apartments for approximately $0.9 million, acquired five office and four apartment properties for an aggregate use of cash of approximately $34.3 million and made capital improvements in the amount of approximately $1.8 million.

     ACQUISITIONS ACTIVITIES:

     Since January 1, 1998, the Trust has purchased a total of 10 office and flex/industrial properties with a total of 834,600 rentable square feet. These properties were purchased at prices that equate to a weighted average yield of 10.5% based on projected annualized net operating income (for the 12 months after the date of the acquisition of each property) generated by leases in place at closing and leases on space under construction, while capitalizing all costs associated with purchasing the property. Due to recent turmoil in the equity markets and commercial mortgage backed securities market which has resulted in a decrease in capital available to potential buyer of real estate, the Trust believes that the competition for available properties has declined. As a result, the Trust believes that capitalization rates for properties being offered for sale appear to have increased by one hundred to one hundred and fifty basis points, creating opportunities for buyers with acquisition capital to improve the return on their investments. The Trust may avail itself of these opportunities to the extent that it has the necessary equity and debt capital available to it in the future. The table below presents summary of 1998 acquisitions.

                                               Purchase
Name and                           Date of      Price
Location                           Acquisi-     (in
of Property             Sq. Ft.     tion       millions)   Description
---------------        --------   ---------    ---------   ----------------

Peachtree Pointe         71,700    01/20/98       $4.6     Five one-story
 Office Park                                                office buildings;
Norcross, Georgia                                          Twenty-three
                                                            tenants at the
                                                            time of acqui-
                                                            sition

Avalon Center            53,300    03/20/98        4.4     Two one-story
 Office Park                                                office buildings;
Norcross, Georgia                                          Three tenants at
                                                            the time of
                                                            acquisition

Avalon Ridge             57,400    04/24/98        3.9     Two one-story
 Business Park                                              flex/industrial
Norcross, Georgia                                           buildings;
                                                           Two tenants at
                                                            the time of
                                                            acquisition

Tower Lane               95,900    04/27/98        5.2     Two one-story
 Business Park (1)                                          flex/industrial
Bensenville,                                                buildings;
Illinois                                                   Seventeen tenants
                                                            at the time
                                                            of acquisition

University             127,800     04/30/98       10.2     Seven one-story
 Corporate Center                                           flex/industrial
Winter Park,                                                buildings;
Florida                                                    Twenty-six tenants
                                                            at the time
                                                            of acquisition

                                               Purchase
Name and                           Date of      Price
Location                           Acquisi-     (in
of Property             Sq. Ft.     tion       millions)   Description
---------------        --------   ---------    ---------   ----------------

Metric Plaza             32,000    04/30/98        2.6     Two one-story
Winter Park,                                                flex/industrial
 Florida                                                    buildings;
                                                           Two tenants at
                                                            the time of
                                                            acquisition
Park Center              47,400    04/30/98        3.7     Two one-story
Orlando, Florida                                            flex/industrial
                                                            buildings;
                                                           Sixteen tenants at
                                                            the time of
                                                            acquisition

Sand Lake                84,100    04/30/98        6.8     Five one-story
 Tech Center                                                office buildings;
Orlando, Florida                                           Three tenants at
                                                            the time of
                                                            acquisition

Johns Creek             119,300    08/14/98        5.8     Two flex/indus-
 Office and                                                 trial buildings;
 Industrial Park                                           Two tenants
Duluth and Suwanne,                                         at the time
 Georgia                                                    of acquisition

Technology              145,700    08/14/98       12.4     Three office
 Park                                            -----      buildings;
Norcross,                                                  Twelve tenants
 Georgia                                                    at the time
                                                            of acquisition
     Total                                       $59.6
                                                 =====

  (1) In April 1998, the Trust formed a new joint venture, Butterfield O'Hare L.P., in which the Trust has an 89.1% limited partnership interest and .9% general partnership interest. The portfolio owned by the venture consists of two properties, Butterfield Office Plaza, a property formerly owned solely by the Trust, and Tower Lane Business Park ("Tower Lane"), which was purchased on April 27, 1998. Upon formation of the venture and acquisition of Tower Lane, the venture assumed a permanent mortgage loan encumbering the Tower Lane property in the amount of approximately $3.7 million. The loan matures in November, 2001, bears an interest rate of 8.35% and is payable in monthly installments of interest and principal with principal being amortized based on a 264-month amortization schedule. The financing secured by the Butterfield property in the amount of approximately $9.9 million was assumed by the venture as a result of this transaction.


     Cash Flows From Financing Activities: During the nine months ended September 30, 1998 and 1997, the Trust generated approximately $49.9 million and approximately $18.2 million, respectively, from financing activities. The cash flows provided by financing activities for the nine months ended September 30, 1998 resulted primarily from approximately $54.4 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $4.5 million. The cash flows provided by financing activities for the nine months ended
September 30, 1997 resulted primarily from approximately $22.2 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $3.2 million.

     FINANCINGS:

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement (the "CCA Line") with Nomura Asset Capital Corporation ("Nomura"). Nomura subsequently assigned its interest to its subsidiary - The Capital Company of America LLC ("CCA"). The CCA Line has an initial term of twenty-four months. Draws on the line bear interest at a rate equal to LIBOR plus 2.00%. The Trust has the option to extend the line for one additional year for a fee of $125,000. The agreement with CCA requires the Trust to satisfy certain financial covenants, including maintaining a consolidated tangible net worth of at least $52.5 million and a leverage ratio of indebtedness to consolidated net worth equal to or less than 3:1. As of September 30, 1998 there was $10.7 million outstanding on the line leaving $14.3 million available for future borrowing. The Trust is presently in the process of evaluating the adequacy of the amount of this available credit and is exploring options to expand the debt capital available to it on an interim and long-term basis for purposes of providing financing for future acquisitions. At September 30, 1998, the Trust's debt to total market capitalization ratio was 63.6% based on the closing share price on that date of $6.437. The Trust's long-term goal is a balanced and flexible capital structure that limits the amount borrowed to acquire properties and for general corporate purposes to approximately 50% of total market capitalization.

     On June 22, 1998 and May 22, 1998 the Trust entered into three permanent loan agreements with Nomura, which also were assigned to CCA.
The first loan known as the "Pool A Loan", was in the amount of $38.3 million and was funded on June 5, 1998. The second loan known as the "Pool B Loan", in the amount of $7.7 million, was funded June 5, 1998. The third loan known as the "Pool C Loan", was in the amount of $7.65 million and was funded on June 30, 1998.

     The Pool A Loan matures on June 11, 2028 and the Pool C Loan matures on July 11, 2028. The Trust may prepay either loan during the 90 days preceding July 11, 2008. The interest rate is effectively equal to 6.95% for the first ten years of each loan. With respect to either loan, if the Trust has not repaid the loan by July 11, 2008, the interest rate will be reset and will be equal to the sum of 5% per year plus the rate per annum which is the greater of: (i) 8.38%; or (ii) a rate based on the rate of U.S. Treasury obligation with a maturity date closest to that of the loan, plus 1.20% per year. The Pool B Loan matures on June 11, 2029, and the Trust may prepay the loan during the 90 days preceding June 11, 2009. The interest rate on the Pool B Loan is effectively equal to 7.07% for the first eleven years of the loan. If the Trust has not repaid the loan by June 11, 2009, the interest rate will be reset and will be equal to the sum of 5% per year plus the rate per annum which is the greater of: (i) 8.38%; or (ii) a rate based on the rate of U.S. Treasury obligation with a maturity date closest to that of the loan, plus 1.35% per year.

     In addition to the prepayment options in 2008 and 2009 for these loans, the Trust may prepay all or part of the Pool A or Pool C Loans, on the applicable Release Dates, by depositing with an escrow agent sufficient funds to purchase U.S. Treasury obligations to repay the principal and interest on the loans as if the loans had been held to maturity. The "Release Dates" occur in June 2001 for the Pool A and Pool C Loans, and in June 2002 for the Pool B Loan or, if earlier, two years after the date the lender includes the applicable facility in a mortgage-backed securitization program. In addition, if the ratio of principal and interest to net operating income is more than 1.65:1.00 based on the net operating income of the property securing the Pool B Loan, CCA can require the Trust to repay a portion of the Pool B Loan or to add additional collateral to the pool.

     Restrictions in the loan documents effectively prevent the Trust from selling any of the properties securing the loans until the Release Dates occur in 2001 and 2002. For example, the lender is not required to Release the mortgages on any of the properties securing the loans until the Release Date. After the Release Date, the Trust may cause the lender to release the mortgage on a particular property by making certain payments and satisfying other conditions. In addition, after the Release Date but before the optional prepayment dates of July 11, 2008 (the Pool A and Pool C Loans) or June 11, 2009 (the Pool B Loan), the Trust may substitute different properties as collateral under each loan as long as the loan amount collateralized by all properties replaced does not exceed fifty percent of the total loan amount and certain other conditions are satisfied.

     The Pool B Loan is secured by a first mortgage on Lexington Business Center. The Pool C Loan is secured by cross-collateralized first mortgages on the Milwaukee Industrial Portfolio and Elmhurst Metro Court. The Pool A Loan is secured by cross-collateralized first mortgages on: Colonial Penn Building, Phoenix Business Park, Newtown Business Center, Southlake Corporate Center, Technology Center, Airways Plaza Office Center, Peachtree Pointe Office Park, Avalon Center Office Park, Sand Lake Technology Center, Metric Plaza, Park Center, and University Corporate Center.

     The Trust used the proceeds of the CCA loans to repay the amounts outstanding under the CCA Line and the line of credit provided by American National Bank of $23.25 million and $20.65 million, respectively. The Trust also repaid the first mortgage loans secured by the Milwaukee Industrial Portfolio and the Elmhurst Metro Court in the amounts of approximately $3.5 million and approximately $3.8 million, respectively. The balance of the CCA loan proceeds was utilized to pay transaction related costs and for general operating reserves.

     During the third quarter of 1998, the Trust borrowed $7.4 million from a group of lenders for whom Morgens, Waterfall, Vintiadis & Company is serving as agent pursuant to the October 10, 1997 convertible term loan agreement. The proceeds were used to acquire Johns Creek Office and Industrial Park and Technology Park. The loan matures on September 30, 2002 and bears interest at an annual interest rate of 12% payable quarterly. In addition, on October 14 of each year, the Trust is required to pay an annual fee equal to 2% of the amount outstanding as of that date.

The amounts outstanding on the loan are convertible at the Lenders' option into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share.

IMPACT OF YEAR 2000

     The Year 2000 issue or Y2K for short is the result of computer programs utilizing two digits rather than four digits to define the applicable year. Any of the Trust's computer programs or hardware that have date-sensitive software or embedded chips may therefore recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of real estate operations, such as the functioning of property mechanical systems, and other activities, such as a temporary inability to process transactions, generate invoices or reports, manage the Trust's portfolio, comply with regulatory requirements or engage in similar normal business activities.

     The Trust has established a plan for assessing and mitigating its exposure to Y2K matters. The plan consists of several elements including a complete upgrade of its computer software programs; an assessment of Y2K compliance programs at each property and each property's reliance on computer programs in operations; and an inquiry and dialogue with the Trust's significant suppliers, vendors and tenants as to their current Y2K compliance initiatives.

     The Trust has upgraded its networking and financial analysis software programs. During the first quarter of 1999, the Trust expects to complete the upgrade of its remaining software programs including its general ledger and accounts payable software programs in order to minimize the impact of Y2K at its headquarters. In addition, the Trust expects to complete testing procedures that will ensure that all upgraded systems will operate subsequent to December 31, 1999. These testing procedures will include simulating operating all systems at a date after December 31, 1999. The cost associated with these upgrades is expected to be less than $50,000 which will be capitalized and should not have a material impact on the Trust's operations or cash flows.

     The Trust is also assessing the operations at each property in an effort to diagnose the impact that Y2K may have on property operations, particularly mechanical systems. The Trust anticipates completing this assessment by late 1998 or early 1999. At this time, the Trust does not possess sufficient information to evaluate what, if any, remedial action will be necessary and the potential costs associated with the action.

     The Trust relies on various third parties to provide property level and other administrative functions. The Trust has sent a questionnaire to each of its property managers inquiring about their ability to address the effect of the Y2K issue on their operations. To date, the Trust has received responses from seven of its ten property managers. Of the responding managers, four have systems that in their view are Y2K compliant and three expect to become compliant by the second quarter of 1999. The Trust is currently in the process of determining whether or not the other property managers have addressed the Y2K issue and anticipates that the process will be completed by December 31, 1998. The Trust intends to further verify and test each property manager's compliance by the second quarter of 1999. The computerized aspect of the relationship between the Trust and its property managers is most prevalent in the accounting and reporting functions from the property level to the Trust's headquarters. The Trust believes that the potential impact of a non-compliant property manager is minimized because the Trust has the right to cancel its property management contracts generally on 30-day notice at no cost to the Trust. Therefore, any property managers who may not be Y2K compliant can be replaced with managers that have systems that are Y2K compliant. In spite of the above steps to verify Y2K compliance, if any of the property managers is unable to perform accounting functions after December 31, 1999, the Trust expects to have the capability to process all accounting transactions and to produce financial statements needed to manage the properties and comply with its reporting requirements.

     The Trust has also received reports from its payroll processing service provider, its transfer agent and its principal bank. Its payroll service provider has represented that it processes the Trust's payroll using Y2K compliant software. The Trust's principal bank has represented that its systems will be Y2K compliant by December 31, 1998 and will proceed with testing of its updated systems throughout 1999. The Trust's transfer agent has represented that its systems for proxy, stock transfer, check clearance, billing and invoicing, direct registration and stock issuances, all of which impact the Trust, have been certified as Y2K compliant. The Trust's transfer agent expects to complete the upgrade and certification of its dividend reinvestment and customer service programs, which also impact the Trust, prior to November 30, 1998. Furthermore, the Trust's transfer agent is developing contingency plans and testing programs for all of its "mission critical" systems which are described above.

     The Trust is also in the process of contacting other service providers and vendors to ascertain their ability to continue to provide goods and services to the Trust, in light of the Y2K issue, and the status of their compliance initiatives. The Trust is also developing a mechanism to continue the review and assessment of service providers and vendors on a continuing basis until circumstances no longer warrant monitoring. The future success of the Trust's operations is not closely tied to any one third party vendor, supplier or service provider. As such, if any of these third parties fails to conduct business due to Y2K related problems, the Trust expects to be able to contract with alternate third parties without experiencing any material disruption of the Trust's operations or financial condition. The Trust cannot quantify the potential costs and uncertainties associated with potential Y2K program flaws at this time as they may relate to other organizations that the Trust relies upon but the Trust does not anticipate that the effect of this potential computer program flaw upon the operations of the Trust will be significant.

     As of September 30, 1998, the Trust had over 500 tenants.  Its ten
(10) largest tenants will contribute approximately twenty percent (20%) of its total projected revenues for 1999 based on its properties owned as of September 30, 1998. Because of its broad tenant base, the Trust's future operations, particularly its ability to collect rent, is not closely tied to the ability of any one particular tenant. The Trust currently believes that there will not be a material adverse effect on its operations or financial condition if any one tenant ceases to conduct business (and pay rent) due to Y2K issues. However, if a large number of tenants particularly, several of the ten largest tenants, fail to pay rent for an extended period of time, the Trust's cash flow may be adversely effected. The Trust is currently formulating a plan to contact its 100 largest tenants to survey their plans to address Y2K related issues which it expects to initiate and complete by the end of the first quarter of 1999.

     The Trust believes it has formulated an effective program to identify and address the Y2K issue in a timely manner. As noted above, the Trust has not yet completed all aspects of this program. The most likely worst case scenario for the Trust regarding the Y2K issue is the possibility that the Trust may be unable to provide an adequate working environment for its tenants due to the failure of building mechanical, life safety or security systems. Furthermore, the worst case scenario would include a Y2K problems inhibiting the Trust's ability to collect rent or its tenants from paying rent caused by Y2K issues unrelated to property operations. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially and adversely affect the Trust. The Trust could be subject to litigation for failing to provide an adequate working environment for its tenants as a result of Y2K computer system disruptions. More immediately, the tenants may cease paying rent which could impact the Trust's liquidity. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Trust is currently formulating a contingency plan in the event it does not complete all aspects of the Y2K program or if the program in place do not work. The Trust expects to complete the plan by March 1999.

OTHER INFORMATION

     The following supplemental information has been provided by the Trust to furnish the reader of this report an expanded understanding of the properties owned as of September 30, 1998.

SUPPLEMENTAL INFORMATION                     BANYAN STRATEGIC REALTY TRUST
                                                PORTFOLIO SUMMARY AS OF
                                                  September 30, 1998
                                                                                              Scheduled Lease
                                                                                                Expirations
                                                                                          --------------------------
                                                                        Occu-   10/1-
                                                           Square       pancy   12/31/                         After
                                       Location            Footage        %      1998       1999     2000      2000
                                     -------------         --------     -----   ------      ----     ----      -----
FLEX/INDUSTRIAL
Milwaukee Industrial
  Portfolio. . . . . . . . . . . .  Milwaukee, WI           235,800       86%      13%       11%      15%        47%
Elmhurst Metro Court . . . . . . .  Elmhurst, IL            140,800       66%      12%       34%       3%        17%
Willowbrook Court. . . . . . . . .  Willowbrook, IL          84,300      100%      17%       40%      11%        32%
Quantum Business Centre. . . . . .  Louisville, KY          182,300       81%      12%       15%      22%        32%
6901 Riverport Drive . . . . . . .  Louisville, KY          322,100      100%       0%        0%     100%         0%
Lexington Business Center. . . . .  Lexington, KY           308,800       95%      55%        3%      15%        22%
Newtown Business Center. . . . . .  Lexington, KY            87,100      100%      40%       33%       4%        23%
Avalon Ridge Business Park . . . .  Norcross, GA             57,400      100%       0%        0%       0%       100%
Metric Plaza . . . . . . . . . . .  Winter Park, FL          32,000      100%       0%        0%       0%       100%
Park Center. . . . . . . . . . . .  Orlando, FL              47,400       85%      14%        6%       7%        58%
University Corporate
  Center . . . . . . . . . . . . .  Winter Park, FL         127,800       98%       0%       28%      46%        24%
Tower Lane Business Park . . . . .  Bensenville, IL          95,900       90%       0%       34%      26%        30%
Johns Creek Office and
  Industrial Park. . . . . . . . .  Duluth and
                                    Suwanne, GA             119,300      100%       0%        0%       0%       100%
                                                          ---------      ----     ----      ----     ----       ----
        Sub-Total. . . . . . . . .                        1,841,000       92%      16%       13%      30%        33%
                                                          ---------      ----     ----      ----     ----       ----
OFFICE
Colonial Penn Insurance. . . . . .  Tampa, FL                79,200      100%       0%        0%     100%         0%
Florida Power & Light. . . . . . .  Sarasota, FL             81,100      100%       0%        0%       0%       100%
Woodcrest Office Park. . . . . . .  Tallahassee, FL         264,900       81%       3%       16%      21%        41%
Midwest Office Center. . . . . . .  Oakbrook Terrace, IL     77,000      100%      12%       20%      32%        36%
Phoenix Business Park. . . . . . .  Atlanta, GA             110,600       94%       0%       11%      26%        57%
Butterfield Office Plaza . . . . .  Oak Brook, IL           200,800       95%       4%       16%      27%        48%
Southlake Corporate
  Center . . . . . . . . . . . . .  Morrow, GA               56,200       95%       2%        4%      13%        76%
University Square Business
 Center. . . . . . . . . . . . . .  Huntsville, AL          184,700       92%      16%       25%      12%        39%
Technology Center. . . . . . . . .  Huntsville, AL           48,500      100%       0%        0%     100%         0%
Airways Plaza
  Office Center. . . . . . . . . .  Memphis, TN              87,800       97%       3%       93%       0%         1%





                                                                                              Scheduled Lease
                                                                                                Expirations
                                                                                          --------------------------
                                                                        Occu-   10/1-
                                                           Square       pancy   12/31/                         After
                                       Location            Footage        %      1998       1999     2000      2000
                                     -------------         --------     -----   ------      ----     ----      -----
Peachtree Pointe Office
 Park. . . . . . . . . . . . . . .  Norcross, GA             71,700       92%       5%       33%      18%        36%
Avalon Center Office Park. . . . .  Norcross, GA             53,300       96%       0%        0%       0%        96%
Sand Lake Tech Center. . . . . . .  Orlando, FL              84,100       97%      23%        0%       0%        74%
Technology Park. . . . . . . . . .  Norcross, GA            145,700      100%       1%       26%       9%        64%
                                                          ---------      ----     ----      ----     ----       ----
        Sub-Total. . . . . . . . .                        1,545,600       94%       5%       19%      22%        48%
                                                          ---------      ----     ----      ----     ----       ----

RETAIL
Northlake Tower Festival
  Shopping Center. . . . . . . . .  Atlanta, GA             321,600       99%       0%        5%      15%        26%
                                                          ---------      ----     ----      ----     ----       ----
        Total/Weighted Average . .                        3,708,200       93%      10%       15%      26%        42%
                                                          =========      ====     ====      ====     ====       ====



                         BANYAN STRATEGIC REALTY TRUST
            PORTFOLIO SUMMARY AS OF September 30, 1998 - CONTINUED


                                                       Residen-       Occu-
                                                        tial          pancy
                                    Location            Units           %
                                    --------           --------       -----

RESIDENTIAL
-----------

Country Creek. . . . . . . .    Oklahoma City, OK           320         95%
Willowpark . . . . . . . . .    Lawton, OK                  160         94%
Winchester Run . . . . . . .    Oklahoma City, OK           192         96%
Woodrun Village. . . . . . .    Yukon, OK                   192         97%
                                                          -----         ---

        Total/Weighted
          Average. . . . . .                                864         95%
                                                          =====         ---

        Portfolio Total. . .                                            94%
                                                                        ===

                         BANYAN STRATEGIC REALTY TRUST
               COMPARISON OF AVERAGE "IN PLACE" AND MARKET RENTS
                           AS OF September 30, 1998


                                                   AVERAGE          AVERAGE
                                     SQUARE       "IN PLACE"        MARKET
                                     FOOTAGE        BASE             BASE
                                     (NOTE 1)       RENTS            RENTS
                                    ---------     ----------       --------
Flex/Industrial. . . . . . . .      1,841,000        $ 5.29         $ 5.37
Office . . . . . . . . . . . .      1,466,400          8.82           9.97
Retail . . . . . . . . . . . .        321,600          8.73           9.98
                                    ---------        ------         ------
     Total/
      Weighted Average . . . .      3,632,100        $ 7.02         $ 7.64
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

     SUBSEQUENT EVENT

     On November 13, 1998, Morgens, Waterfall, Vintiadis & Company Inc. as agent for a group of "Lenders" pursuant to a convertible loan agreement dated October 10, 1997, among the Trust and such Lenders, notified the Trust of the Lenders election not to exercise an option to purchase up to approximately $12.6 million in preferred or common shares of the Trust pursuant to the convertible loan agreement. The option expired on November 13, 1998.


ITEM 3(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Trust does not engage in any hedge transactions or in the ownership of any derivative financial instruments.

     As of September 30, 1998, the Trust had approximately $150.2 million of outstanding mortgage debt, $15.8 million of which bears interest at variable rates. As of September 30, 1998, the weighted-average interest rate on this debt was 6.7%. If interest rates on this variable rate debt increased by the one percentage point (1%), interest expense would increase by an additional $158,000 on an annual basis.

                          PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

      Exhibit Number          Description

      Exhibit (27)            Financial Data Schedule

      Exhibit (99.17)         Press release dated October 6, 1998

      Exhibit (99.18)         Press release dated November 10, 1998


      The following exhibits are incorporated by reference:

      Exhibit (3)(b)          By-Laws dated March 13, 1986. (1)

              (3)(c)
          and (3)(d)          Second Amended and Restated Declaration of
Trust dated as of August 8, 1986, as amended on March 8, 1991, May 4, 1993 and August 12, 1998, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (6)

              (10)            Material Contracts

                              (i)       Employment Agreement of Leonard G.
Levine dated March 11, 1998. (7)

                              (ii)      1997 Omnibus Stock and Incentive
Plan dated July 9, 1997. (8)

                              (iii)     Convertible Term Loan Agreement
dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (3)

                                        First Amendment to Convertible Term
Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (2)

                                        Second Amendment to Convertible Term
Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (4)

                              (iv)      Share Purchase Agreement by and
among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (3)

                              (v)       Registration Rights Agreement dated
as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Page attached thereto. (3)

                              (vi)      Revolving Credit Agreement dated
April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (5)

                              (vii)     Loan Agreement dated May 22, 1998
among
                                        BSRT Fountain Square L.L.C.,
                                        BSRT Phoenix Business Park L.L.C.,
                                        BSRT Newtown Trust,
                                        BSRT Southlake L.L.C.,
                                        BSRT Technology Center L.L.C.,
                                        BSRT Airways Plaza L.L.C.,
                                        BSRT Peachtree Pointe L.L.C.,
                                        BSRT Avalon Center L.L.C.,
                                        BSRT Sand Lake Tech Center L.L.C.,
                                        BSRT Park Center L.L.C.,
                                        BSRT Metric Plaza L.L.C., and
                                        BSRT University Corporate Center
L.L.C., as Borrower, and the Capital Company of America, as Lender. (4)

                                        First Amendment to Loan Agreement
dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Park L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (6)

                              (viii)    Loan Agreement dated May 22, 1998
between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and the Capital Company of America, as Lender. (4)

                                        First Amendment to Loan Agreement
dated September 11, 1998 between BSRT Lexington B Corp., and BSRT Lexington Trust, as Borrower and the Capital Company of America LLC, as Lender. (6)

                              (ix)      Loan Agreement dated June 22, 1998
between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (4)

                                        First Amendment to Loan Agreement
dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., as Borrower, and Banyan/Morgan Elmhurst L.L.C., as Lender and the Capital Company of America LLC, as Borrower. (6)

      Exhibit (21)            Subsidiaries of the Trust (2)

      (1) Incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169).

      (2) Incorporated by reference from the Trust's Form 10-K/A for the year ended December 31, 1997.

      (3) Incorporated by reference from the Trust's Form 8-K dated October 14, 1997.

      (4)          Incorporated by reference from the Trust's Form 8-K dated
May 22, 1998.

      (5) Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

      (6) Incorporated by reference from the Trust's Form 8-K/A-1 dated August 14, 1998.

      (7) Incorporated by reference from the Trust's Form 10-K dated December 31, 1997.

      (8) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

           A report on Form 8-K/A - Number 2 dated April 30, 1998 was filed on July 2, 1998 wherein Item 7 disclosed the Financial Statements of Peachtree Pointe Office Park.

           A report on Form 8-K dated May 22, 1998 was filed on July 6, 1998 wherein Item 5 disclosed terms of loan agreements with the Capital Company of America and the second amendment to the Convertible Term Loan Agreement.

           A report on Form 8-K dated July 23, 1998 was filed on August 19, 1998 wherein Item 5 disclosed shareholders approval to remove a limitation on the life of the Trust, disclosed the Registrants second quarter performance, disclosed the shareholders approval of a proposal to authorize the Trust to issue preferred shares and disclosed receipt of consents of independent auditors to the incorporation by reference in the Trust's Registration Statement (Form S-3 and Form S-8) of certain auditors reports.

           A report on Form 8-K dated August 14, 1998 was filed on August 31, 1998 wherein Item 2 disclosed the Registrants acquisition of Technology Park and Johns Creek Office and Industrial Park located in Norcross, Duluth and Suwanne, Georgia.

                                  SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                  Date:  November 13, 1998
      Leonard G. Levine, President



By:   /s/ Joel L. Teglia                     Date:  November 13, 1998
      Joel L. Teglia, Vice President and
      Chief Financial Officer