Form 10-K405
period 1998-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1999-03-12
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of February 18, 1999:
13,390,688. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was $57,940,128.

The information required by Part III is incorporated by reference from the Trust's definitive proxy statement to be filed with the Securities and Exchange Commission.

                  DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 70 of sequentially numbered pages.

                           TABLE OF CONTENTS



                                PART I

ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . .      1

ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . .      5

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .     12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .     12


                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND
           RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . .     12

ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .     14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     19

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .     33

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .     34

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .     68


                               PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE
           REGISTRANT . . . . . . . . . . . . . . . . . . . . .     68

ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .     68

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT . . . . . . . . . . . . . . . . . . .     68

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS . . . . . . . . . . . . . . . . . . . .     68


                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     68


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     69

                                PART I

ITEM 1.  BUSINESS

     Certain statements in this Annual Report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     general real estate investment risks;
     .     lack of operating history associated with recent acquisitions;
     .     potential inability to raise capital by either equity or debt;
     .     potential inability to repay or refinance indebtedness at
maturity;
     .     increases in interest rates;
     .     competition for property acquisitions;
     .     adverse consequences of failure to qualify as a REIT; and
     .     possible environmental liabilities.

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

GENERAL

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, that acquires, owns and operates primarily office and flex industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries, and BSRT UPREIT Corp., the General Partner of the Operating Partnership. As of December 31, 1998, we were the sole owner of both BSRT UPREIT Limited Partnership and BSRT UPREIT Corp. As of December 31, 1998, we own individually, or, in some cases through joint venture, thirty-two properties comprised of:

     .     fourteen office properties totalling 1.5 million rentable
square feet;

     .     thirteen flex/industrial properties totalling 1.8 million
rentable square feet;

     .     four residential properties totalling 864 apartment units; and

     .     one retail property totalling 300,000 rentable square feet.

(See the property section below for a detailed information regarding all properties in the portfolio.)

     We have historically centered our acquisition activities on certain major metropolitan areas such as Atlanta, Georgia and Chicago, Illinois as well as smaller markets such as Huntsville, Alabama; Louisville, Kentucky; Memphis, Tennessee; and Orlando, Florida. Because we consider ourselves an "opportunistic" investor, we may expand our target areas to include other cities or regions in the continental United States that exhibit characteristics similar to our existing market areas. We believe that each of the market areas where we currently own or would consider owning is characterized by stable or increasing population and employment. We believe economic growth in these markets will lead to an increase in the demand for office and industrial space.

BUSINESS

     Our goal is to maximize the value of our shareholders' investment through growth in Funds from Operations and Funds Available for Distribution (as defined below). We seek to accomplish this goal through a combination of internal growth achieved by carefully and aggressively managing our assets, external growth achieved by making attractive acquisitions, selectively disposing of properties and strategically managing our debt structure.

Internal Growth
---------------

     We seek to carefully and aggressively manage our assets to maximize the cash flow generated by, and the long term value of, our properties. To achieve this we develop an annual operating plan for each property, which focuses on optimizing property revenue through:

     .     increased occupancy and/or higher rents;

     .     negotiating leases containing base rental increases;

     .     emphasizing tenant satisfaction;

     .     controlling operating expenses; and

     .     expanding existing properties.

External Growth
---------------

     We generally seek to acquire well-located, underperforming properties, primarily office and flex industrial properties. We generally seek properties that are leased at below market rates or have low occupancy levels. In acquiring properties, we also assess:

     .     the ability to increase the cash flow generated by a property, including the potential for increases in rental rates or occupancy levels;

     .     the composition and credit quality of the tenant base,
including the amount of space leased to any one tenant;

     .     the flexibility of a property's configuration in accommodating small or large tenants or multiple users;

     .     the physical condition of the property; and

     .     the extent to which the property helps us achieve our portfolio objectives.

     We compete for acquisitions primarily with local or private non-institutional investors (generally less than $100 million in assets). We carefully review each acquisition opportunity through an extensive due diligence process. We carefully evaluate the demographic trends in the local market such as population and income growth as well as the demand for and supply of the property type. Both our acquisition and asset management staffs perform financial analysis and due diligence on each proposed acquisition. We believe that by involving our asset managers, we ensure a balanced evaluation that considers operating issues that may otherwise not be accorded proper weight in the acquisition analysis. This process results in a business plan for the acquired property that our operating staff has endorsed. Our senior management staff reviews each potential transaction, and all significant transactions are approved by our board.

Disposition Strategy
--------------------

     We regularly review whether we can produce higher returns by redeploying our capital. Generally, we will consider selling a property when one or more of the following conditions apply:

     .     proceeds from the sale of the property could be more
efficiently reinvested in properties generating a higher return;

     .     market prices are at or near replacement costs;

     .     occupancy and/or rents are high and there is limited potential to increase cash flow and property value within a reasonable period; or

     .     ownership of the property is no longer consistent with our growth strategies.

     Although we did not dispose of any properties during the year ended December 31, 1998, during the year ended December 31, 1997, we sold our interests in the Hallmark Village Apartments and the Colonial Courts Apartments for a total gain of approximately $942,000. We sold these properties in order to redeploy our capital into properties that we believed would provide a higher long-term return.

Financing Strategy
------------------

     Our goal is a balanced and flexible capital structure. As of December 31, 1998, we had borrowed a total of $151.6 million, $17.7 million of which bears interest at variable rates. Based on the closing price of our common shares on December 31, 1998, our borrowings represented approximately 67% of our total market capitalization.

     We recently increased our acquisition flexibility by forming BSRT UPREIT Limited Partnership. In addition to using our common shares to acquire properties, we may now also issue units in this partnership, known as the Operating Partnership. We believe this structure provides us with greater flexibility since a seller who receives units in connection with the sale of a property may generally defer recognizing the gain and associated tax liability triggered by the sale. Thus, we believe a seller may be more willing to complete a sale with us than if we were unable to offer this tax deferral option.

Competition
-----------

     We compete with numerous other entities in attracting tenants to lease our space. Some of the competing properties may be newer, better located or owned by parties better capitalized. In seeking to acquire additional property, we compete with many other entities, some of these competitors have greater financial and managerial resources. We believe that our properties are located in high-growth areas and will continue to attract tenants competitively. We further believe that our operating strategy with respect to our existing properties and our investing and financing strategies with respect to our prospective acquisitions allow us to remain competitive with other entities in our geographical markets.

OTHER INFORMATION

      Our business and real estate property operations are not seasonal and they compete on the basis of rental rates and property operations with similar types of properties in the vicinities in which our properties are located.

     We have no real property investments located outside of the United States. We do not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of our business or financial results taken as a whole.

     We have twenty-one employees, four of whom serve as executive officers. The fifth executive officer is not our employee, but he provides services to us as an independent contractor.

     We review and monitor compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1998, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate making any such expenditures for the year ending
December 31, 1999.


ITEM 2.  PROPERTIES

     As of December 31, 1998, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                        BANYAN STRATEGIC REALTY TRUST
                                              PORTFOLIO SUMMARY
                                              December 31, 1998

                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %         1999    2000      2001      2001    Description (a)
                 --------    -------   -----      -----    ----      ----     -----    ---------------------

FLEX/INDUSTRIAL
---------------
Milwaukee                                                                              A 1% General and 84%
Industrial                                                                             Limited Partner
Properties                                                                             interest in a joint
Milwaukee, WI      4/30/93   235,800     81%        14%      15%       9%       43%    venture (b) (c)

Elmhurst Metro                                                                         A 1% General and 84%
Court                                                                                  Limited Partner
Elmhurst, IL      11/30/93   140,800     69%        40%       3%      25%        1%    interest in a joint
                                                                                       venture (b) (c)

Willowbrook                                                                            A 1% General and 84%
Industrial Court                                                                       Limited Partner
Willowbrook, IL    6/16/95    84,300    100%        57%      11%      13%       19%    interest in a joint
                                                                                       venture (b) (c)

Quantum Business                                                                       Fee ownership of
Centre                                                                                 land and improve-
Louisville, KY     9/26/95   182,300     74%        16%      21%      19%       18%    ments

Lexington                                                                              Fee ownership of
Business Center                                                                        land and improve-
Lexington, KY     12/05/95   308,800     44%        20%      15%       9%        0%    ments





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %         1999    2000      2001      2001    Description (a)
                 --------    -------   -----      -----    ----      ----     -----    ---------------------

Newtown Business                                                                       Fee ownership of
Center                                                                                 land and improve-
Lexington, KY     12/05/95    87,100     95%        33%       4%      37%       21%    ments

6901 Riverport                                                                         Leasehold interest
Drive                                                                                  pursuant to bond
Louisville, KY    11/19/96   322,100    100%         0%      45%       0%       55%    financing and owner-
                                                                                       ship of improvements

Avalon Ridge                                                                           Fee ownership of
Business Park                                                                          land and improve-
Norcross, GA       4/24/98    57,400    100%         0%       0%       0%      100%    ments

                                                                                       A 1% General and
Tower Lane                                                                             84% Limited Partner
Business Park                                                                          interest in a joint
Bensenville, IL    4/27/98    95,900     90%        34%      26%      22%        8%    venture (b) (f)

                                                                                       Fee ownership of
Metric Plaza                                                                           land and improve-
Winter Park, FL    4/30/98    32,000    100%         0%       0%       0%      100%    ments

                                                                                       Fee ownership of
Park Center                                                                            land and improve-
Orlando, FL        4/30/98    47,400     75%         6%       7%      42%       20%    ments

University                                                                             Fee ownership of
Corporate Center                                                                       land and improve-
Winter Park, FL    4/30/98   127,800    100%        28%      46%      11%       15%    ments

Johns Creek
Office and
Industrial Park                                                                        Fee ownership of
Duluth and                                                                             land and improve-
Suwanne, GA        8/14/98   119,300    100%         0%       0%      50%       50%    ments

                           ---------    ----       ----     ----     ----      ----
    Sub-total              1,841,000     82%        18%      20%      15%       29%
                           ---------    ----       ----     ----     ----      ----





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %         1999    2000      2001      2001    Description (a)
                 --------    -------   -----      -----    ----      ----     -----    ---------------------
OFFICE
------
Colonial Penn                                                                          Fee ownership of
Building                                                                               land and improve-
Tampa, FL          3/22/94    79,200    100%         0%     100%       0%        0%    ments

Florida Power                                                                          Fee ownership of
& Light Building                                                                       land and improve-
Sarasota, FL       3/22/94    81,100    100%         0%       0%      11%       89%    ments

                                                                                       A 1% General and 84%
Woodcrest Office                                                                       Limited Partner
Park                                                                                   interest in a joint
Tallahassee, FL   12/19/95   264,900     91%        14%      21%      12%       44%    venture (b) (e)

Midwest Office                                                                         A 1% General and 84%
Center                                                                                 Limited Partner
Oakbrook                                                                               interest in a joint
Terrace, IL        4/18/96    77,000     94%        23%      33%      14%       24%    venture (b) (c)

Phoenix Business                                                                       Fee ownership of
Park                                                                                   land and improve-
Atlanta, GA        1/15/97   110,600     94%        34%      26%      13%       21%    ments

                                                                                       A 1% General and
Butterfield                                                                            84% Limited Partner
Office Plaza                                                                           interest in a joint
Oak Brook, IL      4/30/97   200,800     93%        16%      27%      16%       34%    venture (b) (f)

Southlake                                                                              Fee ownership of
Corporate Center                                                                       land and improve-
Morrow, GA         7/30/97    56,200     93%         0%      13%      42%       38%    ments

University Square                                                                      Fee ownership of
Business Center                                                                        land and improve-
Huntsville, AL     8/26/97   184,700     94%        39%      12%      24%       19%    ments

                                                                                       Leasehold interest
                                                                                       pursuant to a ground
Technology Center                                                                      lease and ownership of
Huntsville, AL     8/26/97    48,500    100%         0%     100%       0%        0%    improvements





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %         1999    2000      2001      2001    Description (a)
                 --------    -------   -----      -----    ----      ----     -----    ---------------------
Airways Plaza                                                                          Fee ownership of
Office Center                                                                          land and improve-
Memphis, TN       12/10/97    87,800     97%        93%       0%       4%        0%    ments

Peachtree Pointe                                                                       Fee ownership of
Office Park                                                                            land and improve-
Norcross, GA       1/20/98    71,700     96%        33%      18%      13%       32%    ments

Avalon Center                                                                          Fee ownership of
Office Park                                                                            land and improve-
Norcross, GA       3/20/98    53,300    100%         0%       0%       0%      100%    ments

Sand Lake                                                                              Fee ownership of
Tech Center                                                                            land and improve-
Orlando, FL        4/30/98    84,100     97%        23%       0%       0%       74%    ments

Technology                                                                             Fee ownership of
Park                                                                                   land and improve-
Norcross, GA       8/14/98   145,700    100%        21%       9%      26%       44%    ments
                           ---------    ----       ----     ----     ----      ----
    Sub-total              1,545,600     95%        23%      22%      14%       36%
                           ---------    ----       ----     ----     ----      ----

RETAIL
------
                                                                                       Leasehold interest
                                                                                       pursuant to a ground
                                                                                       lease and ownership of
Northlake                                                                              improvements (through
Tower Shopping                                                                         a 1% General and 80.9%
Center                                                                                 Limited Partner
Atlanta, GA        7/28/95   321,600     99%         4%      18%       3%       74%    interest) in a joint
                           ---------    ----       ----     ----     ----      ----    venture (b) (d)
    Total                  3,708,200     89%        19%      21%      14%       35%
                           =========    ====       ====     ====     ====      ====



                                                Resi-         Occu-
                                 Date          dential        pancy
                               Acquired         Units           %       Description (a)
                               --------       --------       -------    -----------------
RESIDENTIAL
-----------
Country Creek Apartments                                                Fee ownership of land
Oklahoma City, OK               5/22/97            320           90%    and improvements

Willowpark Apartments                                                   Fee ownership of land
Lawton, OK                      5/22/97            160           94%    and improvements

Winchester Run Apartments                                               Fee ownership of land
Oklahoma City, OK               5/22/97            192           95%    and improvements

Woodrun Village Apartments                                              Fee ownership of land
Yukon, OK                       5/22/97            192           98%    and improvements
                                                   ---           ---
    Total                                          864           94%
                                                   ===           ===

PORTFOLIO TOTAL (g)                                              90%
                                                                 ===


--------------------

(a)  Reference is made to Schedule III "Consolidated Real Estate and Accumulated Depreciation" filed with this annual report for additional description of these real property investments.

(b)  In all of our partnerships, we are the managing general partner and retain sole authority over all significant decisions.

(c)  The stated percentages represent the economics of the venture; however, through our general and limited partnership interest we hold a 90% voting interest in the venture.  According to the partnership agreement, prior to distributing cash flow from operations, our 84% and 1% partnership interests receive an annual 12% preferred return on their respective net capital contributed to the partnership.  Our joint venture partner then receives an
11% preferred return on the net capital which it has contributed.  Then, 85% of the remaining cash will be distributed to us and 15% will be distributed to the joint venture partner.  Cash flow from either a sale or refinancing of the partnership properties is distributed as follows:  (i) our 84% and 1% partnership interests receive an annual 12% preferred return on our net capital contributed to the partnership; (ii) the joint venture partner receives an 11% preferred return on the net capital contributed to the partnership; (iii) we receive an amount equal to our net capital contributions; (iv) our joint venture partner receives an amount equal to its net capital contributions; (v) we receive an amount equal to 20.41% of our capital contribution; (vi) our joint venture partner receives an amount equal to 52.63% of its capital contribution; (vii) then, 65% of the remaining cash will be distributed to us and 35% will be distributed to our joint venture partner.




(d)  The stated percentages represent our voting rights, not necessarily the economics of the venture.  According to the partnership agreement, prior to distributing cash flow from operations, our 80.9% and 1% partnership interests receive an annual 12% preferred return on their respective net capital contributed to the partnership.
Then, our joint venture partner receives a 12% preferred return on the net capital which it has contributed.
Then, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.
Cash proceeds from either the sale or refinancing of the partnership property will be used:  (i) to pay any of our unpaid preferred returns; (ii) to return net capital contributed by all partners; (iii) to pay any of the venture partner's unpaid preferred returns and (iv) to distribute the remaining cash based on ownership interests until we have received an overall return of 15% on our invested capital.  Then, we will receive 71.9% of the excess cash and the balance will be paid to the joint venture partner.

(e)  The stated percentages represent our voting rights, not necessarily the economics of the venture.  According to the partnership agreement, prior to distributing cash flow from operations, our 84% and 1% partnership interest receive an annual 12% preferred return on their average unreturned Initial Capital Contribution to the partnership.  Then, our joint venture partner receives a 12% preferred return on its average unreturned Initial
Capital Contribution.  Then, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.  Cash proceeds from either the sale or refinancing of the partnership properties will be used:

(i) to pay any of our unpaid preferred returns; (ii) to return our net capital contributed; (iii) to pay any amounts necessary for us to receive a 15% cumulative return on our net total average unreturned capital contributed; (iv) to pay the joint venture partner's unpaid preferred returns; (v) to return the joint venture partner's net capital contributed; and (vi) the remaining cash will be distributed pro-rata based on each partner's ownership interest.

(f)  The stated percentages represent the economics of the venture; however, through our general and limited partnership interest we hold a 90% voting interest in the venture.  According to the partnership agreement, cash flow from operations is distributed as follows:  (i) our 84% and 1% partnership interests receive an annual 12%
preferred return on their respective net capital contributed to the partnership; (ii) the joint venture partner receives an 11% preferred return on the net capital contributed to the partnership; (iii) then, 85% of the remaining cash will be distributed to us and 15% will be distributed to the joint venture partner.  Cash flow from either a sale or refinancing of the partnership properties is distributed as follows:  (i) our 84% and 1%
partnership interests receive an annual 12% preferred return on our net capital contributed to the partnership;
(ii) the joint venture partner receives an 11% preferred return on the net capital contributed to the partnership;
(iii) we receive an amount equal to our net capital contributions; (iv) our joint venture partner receives an amount equal to its net capital contributions; (v) we receive an amount equal to 20.41% of our capital contribution; (vi) our joint venture partner receives an amount equal to 52.63% of its capital contribution; (vii)
then, 65% of the remaining cash will be distributed to us and 35% will be distributed to our joint venture partner.

(g)  For purposes of calculating the weighted average occupancy for the portfolio, we convert the number of residential apartments to an equivalent square footage amount for each residential property.


                     BANYAN STRATEGIC REALTY TRUST
                      COMPARISON OF AVERAGE RENTS


                                                             Average
                                          Average            Market
                                        "In Place"          Net Rents
Property Type       Square Footage       Net Rents (1)         (2)
-------------       --------------      --------------     ----------

Flex/Industrial          1,841,000          $5.05             $5.30

Office                   1,545,600           9.10             10.04

Retail                     321,600          10.79             11.73
                        ----------          -----             -----
  Total                  3,708,200          $7.23             $7.83
                        ==========          =====             =====


                            Average Monthly            Monthly
                           "In Place" Rents          Market Rents
                         ---------------------    -------------------
                 Units     Per Unit    Sq. Ft.    Per Unit    Sq. Ft.
                 -----    ---------    -------    --------    -------

Residential       864        $403       $0.67       $453       $0.63
                  ===        ====       =====       ====       =====

-------------

(1) Average "In Place" Net Rents represent Net Operating Income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.


     We also lease approximately 7,000 square feet under an operating lease which expires on June 30, 2001 for our corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceedings as of February 9, 1999, nor were any material proceedings terminated during the quarter ended December 31, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our shareholders during the fourth quarter of 1998.



                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Our shares are included for quotation on the NASDAQ National Market (symbol - BSRTS). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions we paid per share for the years ended December 31, 1998 and 1997.

                                 1998
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $6.25               $0.12          3/16/98
           Low          $5.13

6/30       High         $7.75               $0.12          7/6/98
           Low          $5.94

9/30       High         $7.19               $0.12          10/6/98
           Low          $5.50

12/31      High         $6.31               $0.12          1/6/99
           Low          $4.63

                                 1997
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $5.00               $0.10          4/8/97
           Low          $3.75

6/30       High         $4.62               $0.10          7/3/97
           Low          $3.62

9/30       High         $5.50               $0.10          10/7/97
           Low          $4.00

12/31      High         $6.87               $0.10          1/7/98
           Low          $5.06

     On January 6, 1999, we declared a cash distribution for the quarter ended December 31, 1998 of $0.12 per share payable February 22, 1999 to shareholders of record on January 22, 1999.

     During 1998 and 1997, we paid distributions equal to $0.46 and $0.40 per share, respectively. A total of $0.01 (1998) and $0.38 (1997) represented a return of capital.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

     .     sustaining the operating performance of our existing real
estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located;

     .     the operating performance of future acquisitions; and

     .     our level of operating expenses.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

     As of February 9, 1999, there were 3,595 record holders of shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1998          1997          1996          1995          1994
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Operating Data:
  Revenues. . . . . . . . . . . .      $ 39,416      $ 28,785      $ 21,404      $ 12,902      $  8,834

Expenses:
  Interest. . . . . . . . . . . .         9,778         6,447         4,011         1,536           343
  Depreciation and amortization .         5,484         4,213         2,965         1,569           925
  Property operating. . . . . . .        13,449        10,689         9,294         5,620         3,488
  General and administrative. . .         4,614         4,315         3,126         2,036         2,178
  Recovery of losses on loans,
    notes and interest receivable         --             (161)          (17)         (165)         (192)
                                       --------      --------      --------      --------      --------
        Total expenses. . . . . .        33,325        25,503        19,379        10,596         6,742
                                       --------      --------      --------      --------      --------
Income before minority interest,
  income (loss) from operations of
  real estate venture, net gains
  and extraordinary item (2). . .         6,091         3,282         2,025         2,306         2,092
Minority interest . . . . . . . .          (572)         (590)         (481)         (178)          (56)
Income (loss) from operations of
  real estate venture . . . . . .         --               37        (3,301)           63        (2,994)
Net gains and extraordinary item.          (141)          817         --              409            46
                                       --------      --------      --------      --------      --------
Net income (loss) . . . . . . . .      $  5,378      $  3,546      $ (1,757)     $  2,600      $   (912)
                                       ========      ========      ========      ========      ========
Earnings per share of beneficial
 interest - Basic:
  Income (loss) before net gains
   and extraordinary item . . . .      $   0.41      $   0.24      $  (0.17)     $   0.21      $  (0.09)
                                       ========      ========      ========      ========      ========
  Net income (loss) . . . . . . .      $   0.40      $   0.32      $  (0.17)     $   0.25      $  (0.09)
                                       ========      ========      ========      ========      ========
Earnings per share of beneficial
  interest - Diluted:
  Income (loss) before net gains
   and extraordinary item . . . .      $   0.40      $   0.24      $  (0.17)     $   0.21      $  (0.09)
                                       ========      ========      ========      ========      ========
  Net income (loss) . . . . . . .      $   0.39      $   0.32      $  (0.17)     $   0.25      $  (0.09)
                                       ========      ========      ========      ========      ========





                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1998          1997          1996          1995          1994
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Balance Sheet Data:

Investment in real estate, net. .      $209,489       149,386       102,490        87,863        40,161
Total assets. . . . . . . . . . .       222,590       159,634       116,534       110,765        74,084
Loans and bonds payable . . . . .       151,648        92,118        59,081        49,022        13,401
Shareholders' equity. . . . . . .        62,434        62,315        50,934        56,875        58,441

Other Data:
Calculation of Funds
  from Operations (3):
Net income (loss) . . . . . . . .         5,378         3,546        (1,757)        2,600          (912)
Plus:  Depreciation and
  amortization expense. . . . . .         5,176         3,500         2,484         1,385           945
Less: Minority interest share
  of depreciation and amortiza-
  tion expense. . . . . . . . . .          (315)         (275)         (241)         (115)          (45)
Less:  Recovery of losses on
  loans, notes and interest
  receivable. . . . . . . . . . .         --             (161)          (17)         (165)          (57)
Valuation allowance included in
  operations of real estate venture       --            --            3,180         --            2,915
Net gains . . . . . . . . . . . .         --             (881)        --             (409)          (46)
Extraordinary item, net of
  minority interest . . . . . . .           141            64         --            --
                                       --------      --------      --------      --------      --------
Funds from operations . . . . . .      $ 10,380      $  5,793      $  3,649      $  3,296      $  2,800
                                       ========      ========      ========      ========      ========
Calculations of Funds Available
 for Distributions (4):
Funds from operations . . . . . .      $ 10,380      $  5,793      $  3,649      $  3,296      $  2,800
Straight line rents . . . . . . .          (544)         (386)         (289)          (97)        --
Lease commissions . . . . . . . .          (739)         (630)         (382)         (122)          (52)
Capital reserve . . . . . . . . .          (493)         (381)         (350)         (256)         (229)
                                       --------      --------      --------      --------      --------
Funds available for distributions      $  8,604      $  4,396      $  2,628      $  2,821      $  2,519
                                       ========      ========      ========      ========      ========

Cash flows from:
  Operating activities. . . . . .      $ 11,220      $  8,644      $  5,730      $  2,847      $  3,374
  Investing activities. . . . . .       (61,790)      (27,575)       (6,598)      (31,691)       (6,548)
  Financing activities. . . . . .        49,872        19,555          (827)       19,574         4,438





                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1998          1997          1996          1995          1994
                                       --------      --------      --------      --------      --------
                                        (amounts in thousands, except property and per share data)

Number of property interest owned            32            22            15            13             8
Weighted average
  number of shares. . . . . . . .        13,308        11,150        10,478        10,474        10,471
Cash distributions per share of
  beneficial interest (5) . . . .      $   0.46      $   0.40      $   0.40      $   0.40      $   0.40
                                       ========      ========      ========      ========      ========

------------

(1)  You should read the above selected financial data in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)  Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

(3)  Due to certain unique operating characteristics of real estate companies, The National Association of Real
Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from
Operations", or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as our company.  As defined by NAREIT, FFO means Net Income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary, unusual and nonrecurring items, excluding gains (or losses)
from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because we believe that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's.  The calculation of FFO may vary from entity to entity since capitalization and expense policies may vary from entity to entity.  Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO.  As such, our presentation of
FFO may not be comparable to other similarly titled measures presented by other REIT's.  FFO is not intended to be an alternative to Net Income as an indication of our performance nor an alternative to Cash Flows from Operating
Activities (as calculated in accordance with GAAP) as a measure of our capacity to pay distributions.

(4)  Funds Available for Distributions, or "FAD" for short, is calculated by adjusting FFO for straight-line rent adjustments, lease commissions paid and a normalized reserve for capital improvements.  The capital reserve is
$0.075 per sq. ft. for flex/industrial properties, $0.10 per sq. ft. for office properties, $0.15 per sq. ft. for retail property and $200 per residential unit.

(5)  Based on 13,308 weighted average shares outstanding for 1998; 11,150 weighted average shares outstanding for
1997; 10,478 weighted average shares outstanding for 1996; 10,474 weighted average shares outstanding for 1995;
and 10,471 weighted average shares outstanding for 1994.



QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and
1997.

                                                                        1998
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                  (Amounts in thousands, except per share data)
Total Revenue                                 $  8,564         $  9,657         $ 10,552         $ 10,643

Operating Expenses                              (7,091)          (8,057)          (9,044)          (9,133)
                                              --------         --------         --------         --------
Operating Income                                 1,473            1,600            1,508            1,510

Minority Interest in Consolidated
 Partnerships                                     (116)            (182)            (151)            (123)
                                              --------         --------         --------         --------
Income before Extraordinary Item                 1,357            1,418            1,357            1,387

Extraordinary Item, Net of
  Minority Interest                              --                (141)           --               --
                                              --------         --------         --------         --------
Net Income                                    $  1,357         $  1,277         $  1,357         $  1,387
                                              ========         ========         ========         ========

Earnings Per Share of
 Beneficial Interest - Basic:
   Income before Extraordinary Item          $    0.10        $    0.11        $    0.10        $    0.10
                                             =========        =========        =========        =========

   Net Income                                $    0.10        $    0.10        $    0.10        $    0.10
                                             =========        =========        =========        =========

Earnings Per Share of
 Beneficial Interest - Diluted:
  Income before Extraordinary Item           $    0.10        $    0.10        $    0.10        $    0.10
                                             =========        =========        =========        =========

  Net Income                                 $    0.10        $    0.09        $    0.10        $    0.10
                                             =========        =========        =========        =========






                                                                        1997
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                  (Amounts in thousands, except per share data)

Total Revenue                                 $  5,894         $  6,747         $  7,875         $  8,269

Recovery of Losses on Loans,
  Notes and Interest Receivable                  --               --               --                 161

Operating Expenses                              (5,352)          (6,183)          (7,051)          (7,078)
                                              --------         --------         --------         --------
Operating Income                                   542              564              824            1,352

Minority Interest in Consolidated
 Partnerships                                     (167)            (145)            (152)            (126)

Income (Loss) of Real Estate Ventures               30               20              (13)           --
                                              --------         --------         --------         --------
Income before Net Gains and
  Extraordinary Item                               405              439              659            1,226

Net Gain (Loss) on Disposition of
  Investments in Real Estate                         4            --               1,072             (195)

Extraordinary Item, Net of
  Minority Interest                              --               --               --                 (64)
                                              --------         --------         --------         --------
Net Income                                    $    409         $    439         $  1,731         $    967
                                              ========         ========         ========         ========

Earnings Per Share of
 Beneficial Interest -
 Basic and Diluted:
   Income before Net Gains
     and Extraordinary Item                   $   0.04         $   0.04         $   0.06         $   0.09
                                              ========         ========         ========         ========

   Net Income                                 $   0.04         $   0.04         $   0.16         $   0.08
                                              ========         ========         ========         ========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We have acquired a large number of properties during each of the periods discussed below. Thus, period to period results are not entirely comparable. At December 31, 1998, we owned individually or, in some cases, through joint ventures:

     .     thirteen flex industrial properties totalling 1,841,000
rentable square feet;

     .     fourteen office properties totalling 1,545,600 rentable square feet;

     .     four apartment complexes containing 864 units;

     .     one retail center which contains 321,600 rentable square feet.

     During the year ended December 31, 1998, we acquired four office properties totalling 354,800 rentable square feet and six flex industrial properties totalling 479,800 rentable square feet.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     During the year ended December 31, 1998 and 1997 our net income totalled approximately $5.4 million ($0.40 per basic common share) and approximately $3.5 million ($0.32 per basic common share), respectively. The approximately $1.9 million increase resulted primarily from revenue growth of approximately $10.6 million reduced by expense growth of approximately $7.8 million. In particular, our total revenues increased by approximately $10.6 million or 36.8% to approximately $39.4 million from approximately $28.8 million, due primarily to an increase in the number of properties that we own. We attribute approximately $9.9 million or 93.4%, of this increase to properties acquired in 1998 and the net full-year effect of properties we either acquired or sold during 1997. On a "same-store" basis (comparing the results of operations of the properties owned during the entire year ended December 31, 1998 with the results of the same properties owned during the year ended December 31, 1997), total revenues increased by approximately $0.7 million or 3.5% to approximately $20.7 million from approximately $20.0 million, due to increased rental rates at these properties and recognition of lease termination fees at certain properties. Our portfolio occupancy as of December 31, 1998 was lower than it historically has been as a result of the termination of leases during the quarter. Therefore, our ability to maintain same store growth in revenue will in the future be dependent on the time it takes to re-lease this and future vacant space and the rental rates at which we sign new leases. In addition, property acquisitions during 1997 and 1998 have significantly contributed to our growth in those years. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership. See Risk Factors for additional discussion.

     In 1998, our total operating expenses, which include property operating, repair and maintenance, real estate taxes, and ground lease, increased by approximately $2.7 million to approximately $13.4 million from approximately $10.7 million in 1997, primarily due to an increase in the number of properties that we own, which accounted for approximately $2.3 million or 85.2% of this increase. On a "same-store" basis, total operating expenses increased by approximately $0.4 million or 6.3% to approximately $6.7 million from approximately $6.3 million. Interest expense increased by approximately $3.4 million from approximately $6.4 million to approximately $9.8 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions we completed in 1998. Depreciation and amortization expense also increased approximately

$1.7 million. We attribute most of the increase to the fact that we own more properties. Total general and administrative expenses increased by approximately $0.3 million due to costs incurred in connection with due diligence for transactions that were not completed in 1998 and due to an increase in administrative staff hired to oversee our properties and the legal fees associated with acquiring properties during 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     During the year ended December 31, 1997, our net income totalled approximately $3.5 million ($0.32 per common share) compared to a net loss of approximately $1.8 million (($0.17) per common share) for the year ended December 31, 1996. We explain the $5.3 million increase by noting that revenues grew by $7.4 million in 1997 while expenses grew by $2.1 million. In particular, our total revenues increased 34.6% to approximately $28.8 million from approximately $21.4 million due primarily to an increase in the number of properties that we own. We attribute approximately $6.5 million or 87.8%, of this increase to properties we either acquired or sold in 1997 and the full-year effect of properties acquired during 1996. On a "same-store" basis (comparing the results of operations of the properties we owned during the entire year ended December 31, 1997 with the results of the same properties owned during the year ended December 31, 1996), our total revenues increased by approximately $1.2 million, or 7.2%, to approximately $17.9 million from approximately $16.7 million due in part to increased occupancy. In addition, our operating cost recoveries increased by approximately $0.2 million. The remainder of the increase in revenue generated by same store properties was due to increased rental rates. The increase in total revenues was partially offset by a decrease in interest income earned on mortgage loans of approximately $0.4 million, which were sold during 1996.

     Our total operating expenses increased by approximately $1.4 million in 1997 to approximately $10.7 million from approximately $9.3 million in 1996. This increase is almost exclusively due to an increase in the number of properties that we own. Our interest expense increased to approximately $6.4 million from approximately $4.0 million primarily due to the fact that the we increased the amount of money borrowed from approximately $59.1 million at December 31, 1996 to approximately $92.1 million at December 31, 1997. We used the additional loans to pay for our new acquisitions. Our depreciation and amortization expense also increased by approximately $1.2 million. We attribute most of the increase to the fact that we own more properties. Our total general and administrative expenses increased by approximately $1.2 million. We attribute this increase to a larger administrative staff hired to oversee our properties, the legal fees associated with acquiring our properties during 1997 and amounts we paid as incentive compensation.

     During the year ended December 31, 1997, we realized net income from our interest in the H Street Venture of $37,126 compared to a net loss of ($3,301,212) for the same period in 1996. The net loss in 1996 was due to our decision to reduce the carrying value of our interest in the H Street Venture. In March 1997, the venture sold a property which it owned and we received a distribution of approximately $1.0 million from the venture. On July 29, 1997, the venture sold its remaining assets. We received a distribution of approximately $4.5 million and recognized a loss of approximately $0.1 million. We have no further interest in the H Street Venture.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our short-term liquidity needs, including recurring capital expenditures, from our working capital (including the restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from our property operations.

We anticipate using these monies to fund periodic tenant-related capital expenditures and other capital improvements. We believe that our Funds Available for Distribution (as defined below) will be sufficient for the twelve months after the date of this report to pay quarterly distributions of $0.12 per common share.

     We expect to fund our long-term liquidity needs, including monies required to acquire and develop property and funds necessary for other non-recurring capital improvements, from long-term secured and unsecured debt and through issuing debt or equity securities, including issuing units in the Operating Partnership in exchange for properties. We expect that we will fund a portion of the cost of buying and improving properties in the future by borrowing under our credit facilities or by mortgaging properties we acquire.

     At December 31, 1998, our assets totalled approximately $222.6 million, an increase of approximately $63.0 million from total assets at December 31, 1997 of approximately $159.6 million. Our liabilities totalled approximately $158.0 million at December 31, 1998 an increase of approximately $61.9 million from a total of approximately $96.1 million at December 31, 1997. Our shareholders equity increased by approximately $0.1 million to approximately $62.4 million at December 31, 1998 from approximately $62.3 million at December 31, 1997.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $3.7 million at December 31, 1998 and approximately $4.4 million at December 31, 1997. The decrease in total cash and cash equivalents from year-end 1997 to year-end 1998 results from using approximately $61.8 million on investing activities while receiving approximately $49.9 million in financing and approximately $11.2 million from operations.

     Cash Flows From Operating Activities: Net cash provided by operating activities increased in 1998 by approximately $2.6 million to approximately $11.2 million from approximately $8.6 million in 1997. This increase is primarily due to an increase in the net operating income generated by the properties acquired in 1998 and 1997. See Results of Operations above for further discussion of the operations of our real estate assets.

     Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as our company. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary, unusual and nonrecurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because we believe that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of a REIT such as our company. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, our presentation of FFO may not be comparable to other similarly titled measures presented by other REIT's. We do not intend for FFO to be an alternative to Net Income as an indication of our performance nor an alternative to Cash Flows from Operating Activities (as calculated in accordance with GAAP) as a measure of our capacity to pay distributions.

     For the years ended December 31, 1998, 1997 and 1996, our properties generated FFO of approximately $10.4 million, $5.8 million and $3.6 million, respectively. FFO increased on a year to year basis due primarily to an increase in the number of properties owned from period to period.

     FFO for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                             1998             1997           1996
                          ---------         --------       --------
                                    (Dollars in thousands)
Net Income (Loss)         $   5,378         $  3,546       $ (1,757)

Plus:
  Depreciation expense        4,770            3,277          2,355
  Depreciation included
    in Operations of
    Real Estate Ventures      --                  15             31
  Lease Commission
    Amortization                406              208             98
Less:
  Minority Interest
    Share of Depreci-
    ation Expense              (284)            (254)          (228)
  Minority Interest
    Share of Lease
    Commission
    Amortization                (31)             (21)           (13)
  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                --                (161)           (17)

Valuation Allowance
  Included in Operations
  of Real Estate Venture      --               --             3,180

Net Gain on Disposition
  of Investments in
  Real Estate                 --                (881)         --

Extraordinary Item, Net
  of Minority Interest          141               64          --
                           --------         --------       --------
Funds From Operations      $ 10,380         $  5,793       $  3,649
                           ========         ========       ========
Cash Flows Provided By
 (Used For):
  Operating Activities     $ 11,220         $  8,644       $  5,730
  Investing Activities     $(61,790)        $(27,575)      $ (6,598)
  Financing Activities     $ 49,872          $19,555       $   (827)

     Our ability to pay any distribution is influenced by the amount of monies that we have available to distribute known as Funds Available for Distribution or "FAD" for short. FAD is calculated by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. The capital reserve is $0.075 per square foot for flex/industrial properties, $0.10 per square foot for office properties, $0.15 per square foot for retail property and $200 per residential unit.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

     .     sustaining the operating performance of our existing real
estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located;

     .     the operating performance of future acquisitions; and

     .     our level of operating expenses.

     See Risk Factors for additional discussion.

     FAD for the years ended December 31, 1998, 1997 and 1996 is calculated as follows:

                                       1998       1997        1996
                                     -------    -------     -------
                                          (Dollars in thousands)
Funds From Operations . . . . . .    $10,380    $ 5,793     $ 3,649
Straight-line Rents . . . . . . .       (544)      (386)       (289)
Lease Commissions . . . . . . . .       (739)      (630)       (382)
Capital Reserve . . . . . . . . .       (493)      (381)       (350)
                                     -------    -------     -------
Funds Available for Distribution.    $ 8,604    $ 4,396     $ 2,628
                                     =======    =======     =======

     Cash Flows From Investing Activities:  During the year ended
December 31, 1998, we used approximately $61.8 million primarily to acquire properties compared to approximately $27.6 million in the same period in 1997. During the year ended December 31, 1998 we purchased four office and six flex/industrial properties for approximately $55.9 million. Cash flow was also used to make capital improvements at our various properties in the amount of approximately $5.3 million. In comparison, during the same period in 1997, we generated a total of approximately $12.5 million from sale of our interests in (i) the Hallmark Village property; (ii) the H Street Assemblage Parcel and the Victor building; and (iii) the Colonial Courts Apartments; acquired six office and four apartment properties for a total of approximately $37.5 million and made capital improvements in the amount of approximately $2.5 million.

PROPERTY ACQUISITIONS AND OTHER INFORMATION

     ACQUISITION ACTIVITIES:

     During the year ended December 31, 1998, we acquired interests in several properties. The table below presents a summary of 1998 acquisitions.

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
 Business Park (1)                                    flex/industrial
Bensenville,                                          buildings;
Illinois                                             Seventeen tenants
                                                      at the time
                                                      of acquisition

                                         Purchase
Name and                       Date of    Price
Location                       Acquisi-   (in
of Property          Sq. Ft.    tion     millions)   Description
---------------     --------  ---------  ---------   ----------------

University          127,800    04/30/98     10.2     Seven one-story
 Corporate Center                                     flex/industrial
Winter Park,                                          buildings;
Florida                                              Twenty-six tenants
                                                      at the time
                                                      of acquisition

Metric Plaza          32,000   04/30/98      2.6     Two one-story
Winter Park,                                          flex/industrial
 Florida                                              buildings;
                                                     Two tenants at
                                                      the time of
                                                      acquisition

Park Center           47,400   04/30/98      3.7     Two one-story
Orlando, Florida                                      flex/industrial
                                                      buildings;
                                                     Sixteen tenants at
                                                      the time of
                                                      acquisition

Sand Lake             84,100   04/30/98      6.8     Five one-story
 Tech Center                                          office buildings;
Orlando, Florida                                     Three tenants at
                                                      the time of
                                                      acquisition

Johns Creek          119,300   08/14/98      5.8     Two flex/indus-
 Office and                                           trial buildings;
 Industrial Park                                     Two tenants
Duluth and Suwanne,                                   at the time
 Georgia                                              of acquisition

Technology           145,700   08/14/98     12.4     Three office
 Park                                                 buildings;
Norcross,                                            Twelve tenants
 Georgia                                              at the time
                    --------               -----      of acquisition
     Total           834,600               $59.6
                    ========               =====

  (1) In April 1998, we formed a new joint venture, Butterfield O'Hare L.P., in which we have an 89.1% limited partnership interest and .9% general partnership interest. The portfolio owned by the venture consists of two properties, Butterfield Office Plaza, a property we formerly owned solely, and Tower Lane Business Park ("Tower Lane"), which the venture purchased on April 27, 1998. Upon forming the venture and acquiring Tower Lane, the venture assumed a permanent mortgage loan encumbering the Tower Lane property in the amount of approximately $3.7 million. The loan matures in November, 2001, bears an interest rate of 8.35% and is payable in monthly installments of interest and principal, with principal amortized over a 264-month period. The financing secured by the Butterfield property in the amount of approximately $9.9 million was also assumed by the venture.

     Cash Flows From Financing Activities:  During the years ended
December 31, 1998 and 1997, financing activities generated $49.9 million and $19.6 million, respectively. During the year ended December 31, 1998 these cash flows resulted primarily from approximately $55.9 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $6.1 million. The cash flows provided by financing activities for the year ended December 31, 1997 resulted primarily from approximately $16.9 million of net proceeds from bonds and mortgage loans and approximately $10.0 million of net proceeds from issuance of shares reduced by distributions paid to shareholders of approximately $4.5 million.

     FINANCINGS:

     On April 30, 1998, we entered into a $25 million line of credit agreement (the "CCA Line") with Nomura Asset Capital Corporation ("Nomura"). Nomura subsequently assigned its interest to its subsidiary - The Capital Company of America LLC ("CCA"). The CCA Line has an initial term of twenty-four months. Draws on the line bear interest at a rate equal to LIBOR plus 2.00%. We have an option to extend the line for one additional year for a fee of $125,000. The agreement with CCA requires that we satisfy certain financial covenants, including maintaining a consolidated tangible net worth of at least $52.5 million and a leverage ratio of debt to consolidated net worth of 3:1 or less. As of December 31, 1998, we had borrowed about $12.9 million on the CCA Line leaving approximately $12.1 million available for future borrowing. We are presently in the process of evaluating the adequacy of the amount of this available credit and are exploring options to expand the debt capital available to us on an interim and long-term basis for purposes of providing financing for future acquisitions. At December 31, 1998, our debt to total market capitalization ratio was 66.8% based upon the closing share price on that date of $5.625.

     On June 22, 1998 and May 22, 1998, we entered into three permanent loan agreements with Nomura, which also were assigned to CCA. The first loan, known as the "Pool A Loan", was in the amount of $38.3 million and was funded on June 5, 1998. The second loan, known as the "Pool B Loan", in the amount of $7.7 million, was funded June 5, 1998. The third loan, known as the "Pool C Loan", was in the amount of $7.65 million and was funded on June 30, 1998.

     The Pool A Loan matures on June 11, 2028 and the Pool C Loan matures on July 11, 2028. We may prepay either of these loans during the 90 days preceding July 11, 2008. The interest rate is effectively 6.95% for the first ten years of each loan. With respect to either loan, if we have not repaid the loan by July 11, 2008, the interest rate will be increased by 2%.

     The Pool B Loan matures on June 11, 2029, and we may prepay the loan during the 90 days preceding June 11, 2009. The interest rate on the Pool B Loan is 7.07% for the first eleven years of the loan. If we have not repaid the loan by June 11, 2009, the interest rate will be reset and will be equal to the sum of 5% per year plus the greater of: (i) 8.38%; or
(ii) a rate based on the rate of U.S. Treasury obligation with a maturity date closest to that of the loan, plus 1.35% per year.

     In addition to the prepayment options in 2008 and 2009 for these loans, we may prepay all or part of the Pool A or Pool C Loans, on the applicable release dates, by depositing with an escrow agent sufficient funds to purchase U.S. Treasury obligations to repay the principal and interest on the loans as if the loans had been held to maturity. The "Release Dates" occur in September 2000 for the Pool A and Pool C Loans, and in June 2002 for the Pool B Loan or, if earlier, two years after the date the lender includes the applicable facility in a mortgage-backed securitization program. In addition, if the ratio of net operating income to principal and interest on the Pool B loan is less than 1.65:1.00 on June 11, 1999 based on the net operating income of the property securing the Pool B Loan, CCA can require that we repay a portion of the Pool B Loan or add additional collateral to the pool.

     Restrictions in the loan documents effectively prevent us from selling any of the properties securing the loans until the release dates occur in 2000 and 2002. After the release date, we may make certain payments which will cause the lender to release the mortgage on a particular property. In addition, after the release date but before the optional prepayment dates of July 11, 2008 (the Pool A and Pool C Loans) or June 11, 2009 (the Pool B
Loan), we may substitute different properties as collateral under each loan as long as the loan amount collateralized by all properties replaced does not exceed fifty percent of the total loan amount and certain other conditions are satisfied.

     The Pool A Loan is secured by cross-collateralized first mortgages on:

The Colonial Penn Building, Phoenix Business Park, Newtown Business Center, Southlake Corporate Center, Technology Center, Airways Plaza Office Center, Peachtree Pointe Office Park, Avalon Center Office Park, Sand Lake Tech Center, Metric Plaza, Park Center, and University Corporate Center. The Pool B Loan is secured by a first mortgage on the Lexington Business Center. The Pool C Loan is secured by cross-collateralized first mortgages on the Milwaukee Industrial Portfolio and Elmhurst Metro Court.

     We used the proceeds from these loans to repay the amounts outstanding under the CCA Line ($23.25 million) and the line of credit provided by American National Bank ($20.65 million). We also repaid mortgage loans secured by the Milwaukee Industrial Portfolio ($3.5 million) and the Elmhurst Metro Court ($3.8 million). We used the balance of the CCA loan proceeds to pay transaction related costs and for general operating reserves.

     During the third quarter of 1998, we borrowed $7.4 million under a convertible term loan agreement entered into with a group of lenders in October 1997. We used the proceeds to acquire the Johns Creek Office and Industrial Park and Technology Park. The loan matures on September 30, 2002 and bears interest at 12% per year, payable quarterly. In addition, on October 14 of each year, we are required to pay an annual fee equal to 2% of the amount outstanding as of that date. The amounts outstanding on the loan are convertible, at the lenders' option, into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. These lenders also had a right exercisable until November 13, 1998 to purchase up to $12.6 million in preferred or common shares. This right was not, however, exercised and has expired.

IMPACT OF THE YEAR 2000

     The Year 2000 issue, or Y2K for short, is the result of computer programs utilizing two digits rather than four digits to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may therefore recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions of real estate operations, such as the functioning of property mechanical systems, and other activities, such as a temporary inability to process transactions, generate invoices or reports, manage our portfolio, comply with regulatory requirements or engage in similar normal business activities.

     We have formed a Y2K Compliance Committee consisting of at least one representative from each of our departments: legal, accounting, asset management, investor relations and acquisitions. Our Y2K Compliance Committee, in accordance with the Year 2000 Information and Readiness Disclosure Act, has formulated the following Year 2000 Readiness
Disclosure:

     We believe that the members of our committee, drawing upon their various disciplines and resources available to them through professional organizations and contacts, will collectively be able to formulate the necessary initial questionnaires and inquiries described below and to develop a comprehensive plan for testing and evaluating responses to our inquiries.

     Our committee will, as circumstances dictate, retain third party consultants and professionals to assist it in evaluating technical issues or making strategic recommendations for remedial action, if necessary.

     We have established a plan for assessing and mitigating our exposure to Y2K matters. The plan consists of several elements including a complete upgrade of our computer hardware and software programs; assessing Y2K compliance programs at each property and each property's reliance on computer programs in operations; and inquiry and dialogue with our significant suppliers, vendors and tenants as to their Y2K compliance initiatives.

     We have upgraded our networking, financial analysis, general ledger and accounts payable software programs in order to minimize the potential impact of Y2K at our headquarters. In addition, we expect to complete testing procedures that will ensure that all upgraded systems will operate subsequent to December 31, 1999. These testing procedures will include simulating operating all systems at a date after December 31, 1999. As of December 31, 1998, we have expended $35,000 on Y2K compliance issues. The vast majority of these funds have been expended on the network and computer software upgrades.

     We anticipate a total expenditure of less than $50,000 on Y2K compliance at our corporate headquarters. Based solely upon preliminary discussions with our ten property managers, we do not presently anticipate significant expenses at the property level. However, if there are significant expenditures at the property level, we will revise our projection of Y2K related costs.

     We are also assessing the operations at each of our properties in an effort to diagnose the impact that Y2K may have on property operations, particularly mechanical systems. We anticipate completing this assessment in the second quarter of 1999. At this time, we are gathering information to evaluate what, if any, remedial action will be necessary and the potential costs associated with the action.

     We rely on various third parties to provide property level and other administrative functions. We have sent a questionnaire to each of our property managers inquiring about their ability to address the effect of the Y2K issue on their own operations. To date, we have received responses from nine of our ten property managers. Of the responding managers, five have systems that, in their view, are Y2K compliant, three expect to become compliant by the second quarter of 1999 and one expects to be compliant by the third quarter of 1999. We are currently in the process of determining whether or not the other property manager has addressed the Y2K issue and anticipate that the process will be completed in the first quarter of 1999.

     We intend to further verify and test each significant property manager's compliance by the second quarter of 1999. The computerized aspect of the relationship between us and our property managers is most prevalent in the accounting and reporting functions from the property level to our headquarters. We believe that the potential impact of a non-compliant property manager is minimized because we have the right to cancel our property management contracts generally on 30-day notice at no cost to us. Therefore, any property managers who may not be Y2K compliant can be replaced with a manager that has Y2K compliant systems. In spite of the above steps to verify Y2K compliance, if any property manager is unable to perform accounting functions after December 31, 1999, we expect to have the internal capability to process all accounting transactions and to produce financial statements needed to manage the properties and comply with our reporting requirements.

     We have also received Y2K reports from our payroll processing service provider, our transfer agent and our principal bank. Our payroll service provider has represented that it processes our payroll using Y2K compliant software. Our principal bank represented that as of December 31, 1998, its Y2K renovation and testing of its systems was substantially complete. The remaining Y2K related system changes as well as external testing and contingency planning is expected to be completed by June 30, 1999. Our transfer agent has represented that all of its "mission critical" systems and nearly all of its "non-mission critical" systems have been tested for Y2K readiness. Furthermore, it continues to develop Business Resumption Contingency Plans for each line of its business that will ensure operations will continue with minimum disruption.

     We are also in the process of contacting other service providers and vendors to ascertain their ability to continue to provide goods and services to us. We are developing a mechanism to continue the review and assessment of service providers and vendors on a regular basis until circumstances no longer warrant monitoring. Other than described in the preceding paragraph, the future success of our operations is not closely tied to any one third party vendor, supplier or service provider. As such, if any of these third parties fails to conduct business due to Y2K related problems, we expect to be able to contract with other third parties without experiencing any material disruption of our operations or financial condition. We cannot quantify the potential costs and uncertainties associated with potential Y2K program flaws at this time as they may relate to other organizations that we rely upon but we do not anticipate that the effect of this potential computer program flaw upon our operations will be significant.

     As of December 31, 1998, we had over 500 tenants. Our ten (10) largest tenants account for approximately twenty percent (20%) of our total projected revenues for 1999 based on properties owned as of December 31, 1998. Because of our broad tenant base, our future operations, particularly our ability to collect rent, is not closely tied to the ability of any one particular tenant to pay rent or other charges. We currently believe that there will not be a material adverse effect upon our operations or financial condition if any one tenant or small group of tenants ceases to conduct business (and pay rent) or is simply unable to pay rent on a timely-basis due to Y2K problems. However, if a large number of tenants, particularly several of the ten largest tenants, fail to pay rent for an extended period of time, our cash flow may be adversely effected. During the first quarter of 1999, we initiated contact with our 68 largest tenants to survey their plans to address Y2K related issues. This sampling includes all tenants whose annual rental payments are greater than $100,000.

     We are currently formulating a contingency plan to address potential failures:

     -     at our home office;
     -     at our properties;
     -     regarding our property managers;
     -     regarding our tenants;
     -     regarding our suppliers and vendors.

     We expect to formulate our contingency plan by June 1999.

     We are focusing our efforts on determining a contingency plan for what we believe to be the most likely worst case scenario - an isolated failure in one or two of the categories described above. For example, there is the possibility that we may be unable to provide an adequate working environment for some of our tenants due to the failure of building mechanical, life safety or security systems. Furthermore, the worst case scenario would include Y2K problems inhibiting our ability to collect rent or preventing some of our tenants from paying rent caused by Y2K issues unrelated to property operations. We could be subject to litigation for failing to provide an adequate working environment for our tenants as a result of Y2K computer system disruptions. More immediately, the tenants may cease paying rent which could impact our liquidity. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     We have not focused our contingency planning for a "doomsday" scenario in which a near-universal malfunction of computers would have a sweeping effect upon all businesses. It is unlikely that any planning we could presently formulate would assist in the vast recovery process necessitated by this unlikely event.


                             RISK FACTORS

REAL ESTATE RISKS

     WE MAY NOT BE ABLE TO ACQUIRE ADDITIONAL PROPERTIES ON ACCEPTABLE TERMS. The success of our business strategy depends in part on our ability to acquire additional properties that satisfy our investment parameters.
We may not be able to identify properties that meet these standards or acquire properties at a price that allows us to earn an attractive return since we compete for acquisitions with other real estate investors, some of whom have significantly greater resources at their disposal.

     WE HAVE A LIMITED HISTORY WITH OUR EXISTING PROPERTIES AND HAVE RECENTLY ACQUIRED MANY NEW PROPERTIES. We have acquired all of our properties within the last six years and have acquired twenty of these properties since January 1, 1997. Our most recently acquired properties, and properties that we acquire in the future, may have characteristics or deficiencies unknown to us that may impact their value or revenue potential. We are currently experiencing a period of rapid growth. Our ability to manage our growth effectively requires us to assimilate new acquisitions into our portfolio with minimal operating disruptions and unanticipated costs. We may not be able to successfully integrate these properties into our portfolio or these properties may not perform as expected.

     WE COMPETE FOR TENANTS. All of our office and flex industrial properties are located in highly-developed areas that include other office and flex industrial properties. Some of these properties are newer or better located than our properties. Further, our competitors may have greater resources than we do, which could allow them to reduce rents to a level that is not profitable for us. We may also have to spend money upgrading or renovating our properties to make them attractive to both existing and potential tenants thus increasing our expenses and reducing our cash resources. The number of properties or other companies that compete in our market areas could have a material effect on:

     .     our ability to lease space at our properties;
     .     the amount of rent that we can charge on new leases or
renewals;
     .     the dollar amount of tenant improvements or leasing commissions required to lease a property; and
     .     the number of acquisition opportunities.

     WE OWN PROPERTIES IN A LIMITED NUMBER OF MARKETS. Our properties are located in the Midwestern and Southeastern United States, primarily suburban Chicago, where we own properties that account for 19% of our gross rental revenue, and suburban Atlanta, where we own properties that account for 24% of our gross rental revenue. Our ability to maintain or increase our revenues or to generate revenues that exceed our operating expenses is affected by economic conditions in the Midwestern and Southeastern United States. Like other real estate markets, these markets have experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand for office or flex industrial space may decrease our revenues or increase our operating expenses or both.

     LEASES ON APPROXIMATELY 19% OF OUR RENTABLE SQUARE FEET EXPIRE IN THE NEXT TWELVE MONTHS. As leases expire, we may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on a total of approximately 19% of our rentable square feet will expire prior to December 31, 1999. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, the revenues generated by our properties will decline. Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases, potentially reducing the amount of money that we have available to distribute to you or to use for other purposes.

     OUR TENANTS MAY NOT PAY THEIR RENT OR MAY DECLARE BANKRUPTCY. We derive substantially all of our revenue from leasing space at our properties. Consequently, our ability to make distributions to you may be negatively affected if tenants leasing a significant percentage of our rentable square feet fail to pay their rent or if we are unable to profitably lease space. We may experience substantial delays and incur significant expenses enforcing our rights against tenants who do not pay their rent. A tenant may also seek the protection of the bankruptcy laws and delay making rental payments to us or actually reject or terminate its lease under those laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments to us when due.

     WE MAY NOT BE ABLE TO QUICKLY VARY OUR PORTFOLIO. Investments in real estate are relatively illiquid. In addition, in order to continue qualifying as a REIT, we are subject to rules and regulations which limit our ability to sell properties within a short period of time. Further, under the loan agreement with CCA, we may not sell any of the properties that are mortgaged to secure payment prior to 2000. We have mortgaged fifteen of our properties representing approximately 42% of our rentable square footage to secure payment on the CCA loans. Thus, we may be unable to sell a property even if market conditions or our financial condition warrant such a sale.

     WE ARE REQUIRED TO COMPLY WITH VARIOUS LAWS AND REGULATIONS. As an owner of property, we are required to comply with a variety of federal, state and local laws. Complying with these laws and regulations may increase our operating expenses and reduce our profits. For example, we are required to comply with laws and regulations that impose liability on a property owner for the costs of removing or remediating certain hazardous materials released on a property. We are subject to these laws even if we are not aware of, or responsible for, releasing these materials. These laws or regulations may also restrict the way that we can use a property or the type of business which may be operated on the property. Further, if we fail to comply with these laws or regulations by, for example, failing to properly remediate a release of hazardous material, we may not be able to sell the affected property or borrow money using the property as collateral for a loan. We may also be required to pay money to individuals who are injured due to the presence of hazardous materials on our property. Although we are not aware of any hazardous materials at our properties, these materials may exist and the cost of removing or remediating them may be material and could adversely affect the value of the property affected. We may also be required to pay the cost of removing or remediating hazardous materials from a disposal or treatment facility to which we may have shipped hazardous or toxic substances even if we never owned or operated the disposal or treatment facility. Our properties must also comply with the Americans with Disabilities Act. This act establishes certain standards related to access and use of properties by disabled persons. We may be required, for example, to remove any barriers to access. If we fail to comply, the U.S. government may fine us or we may be required to pay damages to a disabled person. Complying with these requirements may increase our expenses and changes in these requirements may result in unexpected expenses.

     OUR OBJECTIVES MAY CONFLICT WITH THOSE OF OUR JOINT VENTURE PARTNERS. We own eight of our properties, or approximately 30% of our rentable square footage through controlling interest in joint ventures with various third parties. We may purchase additional properties through joint ventures with third parties. Investments in joint ventures which own properties may involve risks that are not otherwise present when we wholly own the property directly or through one of our subsidiaries. For example, our co-venturer may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests. Further, although we own a controlling interest in each of these ventures, we may owe fiduciary duties to our partners.

     WE MAY NOT HAVE ENOUGH INSURANCE. We have customary comprehensive liability, fire, flood, earthquake, extended coverage and rental loss policies that insure us against losses at our properties with policy specifications and insurance limits that we believe are reasonable. There are certain types of losses, for example environmental, that we may decide not to insure against since the cost of insuring for the loss is not economically practical. We use our discretion in determining the amount of coverage, the limits on this coverage and the deductibles that apply to the coverage in an attempt to balance the amount of insurance that we purchase and the cost of that insurance. We may, however, suffer losses that exceed our insurance coverage. Further, inflation, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

     PROPERTY TAXES MAY INCREASE. We are required to pay taxes based on the assessed value of our properties to various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which could increase our operating expenses.

REAL ESTATE FINANCIAL RISKS

     WE OFTEN NEED TO BORROW MONEY TO FINANCE OUR BUSINESS. Our ability to internally fund our capital needs is limited since we must distribute at least 95% of our net taxable income (excluding net capital gains) to our shareholders to qualify as a REIT. Consequently, we often borrow money to fund our operating or capital needs, and may borrow monies to satisfy the 95% distribution requirement. The documents which govern how we may conduct our business do not limit the amount of money that we may borrow. Borrowing money to fund operating or capital needs exposes us to various risks. For example, our properties may not generate enough cash to pay the principal and interest obligations on our loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 1998, we owed a total of approximately $151.6 million, including approximately $144.2 million secured by mortgages on certain of our properties. If we fail to make timely payments on our loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the properties securing their loans and we could lose our entire investment in those properties. Once a loan becomes due, we must either pay the remaining balance or borrow new money to pay off the maturing loan. We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of $2.0 and $15.0 million of our indebtedness matures on or before December 31, 1999 and 2000 respectively.

     We occasionally enter into loans where the interest rate may be increased from time to time. As of December 31, 1998, we owed approximately $17.7 million that bore interest at variable rates. We may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that we are required to pay on these borrowings will also increase. Any such increase would increase our operating expenses and potentially impact in a negative manner our ability to pay distributions to our shareholders.

     WE MAY CHANGE OUR INVESTMENT POLICIES WITHOUT YOUR APPROVAL. Our investment policies, including the type of properties that we purchase, the manner in which these properties are managed and the amount of money that we borrow are all determined by our board and may be changed without your approval.

     WE DEPEND ON A SMALL NUMBER OF KEY PERSONNEL. Our success depends, in part, on the efforts of our principal executive officers, particularly Messrs. Levine, Hansen, Schmidt and Teglia. Although we have entered into employment contracts with each of these individuals, the loss of their services could have an adverse effect on our operations.

     THIRD PARTIES MAY BE DISCOURAGED FROM MAKING ACQUISITION OR OTHER PROPOSALS THAT MAY BE IN YOUR BEST INTERESTS. Under our Declaration, no single person or group of persons (an entity is considered a person) may own more than 9.9% of our outstanding common shares. The employment contracts we have with each of our senior executives also require us to make certain payments to these individuals if a "change of control" occurs. A "change of control" is defined in each of these agreements to mean that the members of the board of trustees as of the date the agreement is signed fail to constitute a majority of the board members provided that if the chief executive officer consents to a new board member, that person is treated for purposes of this test as if he or she was a member of the board at the time that the agreement was signed. These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of our shareholders.

     WE MIGHT FAIL TO QUALIFY AS A REIT. If we fail to qualify as a REIT, we would not be allowed to deduct amounts distributed to our shareholders in computing our taxable income and would incur substantially greater expenses for taxes and would have less money available to distribute to you. We would also be subject to federal income tax at regular corporate rates as well as potentially the alternative minimum tax. Unless we satisfied some exceptions, we could not elect to be taxed as a REIT for the four taxable years following the year during which we were disqualified.
We may fail to qualify as a REIT if, among other things:

     .     less than 75% of the value of our total assets consists of real estate assets, cash and government securities at the close of each fiscal quarter;

     .     more than 5% of the value of our assets consists of securities of any one issuer or we hold more than 10% of the outstanding voting securities of any one issuer at the close of each fiscal quarter;

     .     less than 75% of our gross income is generated from rents from real property, interest on obligations secured by mortgages, gain from the sale of property, and certain other property-related revenue sources; or

     .     we fail to distribute at least 95% of our taxable income to our shareholders.

     If we fail to distribute enough money to satisfy the REIT requirements, we may also have to pay a non-deductible excise tax. This tax is equal to 4% of the amount in any year that our distributions are less than the sum of 85% of our ordinary income in the current year plus 95% of our net income from capital gains in the current year plus 100% of the taxable income that we did not distribute in prior years. We may also lose our REIT status if the Internal Revenue Service were to successfully challenge the tax status of the Operating Partnership as a partnership for federal income tax purposes. In this case the Operating Partnership would be taxable as a corporation and we would lose our status as a REIT if we did not own 100% of the Operating Partnership. If the Operating Partnership were to be required to pay taxes as a corporation, it would substantially reduce the amount of money that the Operating Partnership would have to distribute to us and ultimately to you.

     WE MAY SPEND ADDITIONAL MONEY ON OUR COMPUTER PROGRAMS DUE TO THE YEAR 2000 ISSUE. See IMPACT OF YEAR 2000 above.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction or in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of December 31, 1998, we had approximately $151.6 million of outstanding long-term debt, of which $17.7 million bears interest at variable rates. As of December 31, 1998, the weighted-average interest rate on this variable rate debt was 6.84%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $177,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BANYAN STRATEGIC REALTY TRUST
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                              PAGE
                                                              ----

Report of Independent Auditors                                 35

Consolidated Balance Sheets, December 31, 1998 and 1997        36

Consolidated Statements of Operations For the Years Ended
  December 31, 1998, 1997 and 1996                             38

Consolidated Statements of Shareholders' Equity For the
  Years Ended December 31, 1998, 1997 and 1996                 40

Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1998, 1997 and 1996                             41

Notes to Consolidated Financial Statements                     43



                                                         Schedule
                                                         --------
Consolidated Real Estate and
  Accumulated Depreciation                                  III




SCHEDULES NOT FILED:

     All schedules other than those indicated in the above index are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT AUDITORS



TO THE SHAREHOLDERS OF BANYAN STRATEGIC REALTY TRUST


     We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                  ERNST & YOUNG LLP






Chicago, Illinois
February 9, 1999


                                        BANYAN STRATEGIC REALTY TRUST

                                         CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        December 31,     December 31,
                                                                           1998              1997
                                                                       -------------     ------------
ASSETS
------

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  38,600         $ 26,143
  Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        172,554          125,459
  Building Improvements . . . . . . . . . . . . . . . . . . . . . . .          9,762            4,418
                                                                            --------         --------
                                                                             220,916          156,020
  Less: Accumulated Depreciation. . . . . . . . . . . . . . . . . . .        (11,427)          (6,634)
                                                                            --------         --------
                                                                             209,489          149,386
                                                                            --------         --------

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .          3,731            4,429
Restricted Cash - Capital Improvements. . . . . . . . . . . . . . . .          1,407              763
Restricted Cash - Other . . . . . . . . . . . . . . . . . . . . . . .          1,250              831
Interest and Accounts Receivable. . . . . . . . . . . . . . . . . . .          1,544              862
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,246 and $1,112, respectively) . . . . . . . . . . . . . . . .          1,893            1,269
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,276            2,094
                                                                            --------         --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $222,590         $159,634
                                                                            ========         ========





                                        BANYAN STRATEGIC REALTY TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        December 31,     December 31,
                                                                           1998              1997
                                                                       -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . . . . . . .       $123,108         $ 70,503
Bonds Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,140           21,615
Unsecured Loan Payable. . . . . . . . . . . . . . . . . . . . . . . .          7,400            --
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .          2,625            1,858
Accrued Real Estate Taxes Payable . . . . . . . . . . . . . . . . . .            967              796
Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . .            636              296
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .            758              276
Security Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          1,373              711
                                                                            --------         --------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        158,007           96,055
                                                                            --------         --------

Minority Interest in Consolidated Partnerships. . . . . . . . . . . .          2,149            1,264

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 14,912,495 and 14,761,850 Shares
    Issued, respectively. . . . . . . . . . . . . . . . . . . . . . .        119,872          119,013
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (50,072)         (49,332)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . . . . . . .         (7,366)          (7,366)
                                                                            --------         --------
Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .         62,434           62,315
                                                                            --------         --------
Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . .       $222,590         $159,634
                                                                            ========         ========









            The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                FOR THE YEARS ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                             1998            1997            1996
                                                         ----------       ----------      ----------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . .      $ 34,470         $ 25,370        $ 18,607
  Operating Cost Reimbursement. . . . . . . . . . . .         3,491            2,441           1,936
  Miscellaneous Tenant Income . . . . . . . . . . . .         1,146              707             260
  Interest and Amortized Discount on Mortgage Loans .         --               --                442
  Income on Investments and Other Income. . . . . . .           309              267             159
                                                           --------         --------        --------
Total Revenue . . . . . . . . . . . . . . . . . . . .        39,416           28,785          21,404
                                                           --------         --------        --------
EXPENSES
  Property Operating. . . . . . . . . . . . . . . . .         5,762            5,206           4,296
  Repairs and Maintenance . . . . . . . . . . . . . .         4,041            2,595           2,378
  Real Estate Taxes . . . . . . . . . . . . . . . . .         2,720            1,995           1,748
  Interest. . . . . . . . . . . . . . . . . . . . . .         9,778            6,447           4,011
  Ground Lease. . . . . . . . . . . . . . . . . . . .           926              893             872
  Depreciation and Amortization . . . . . . . . . . .         5,212            3,490           2,453
  General and Administrative. . . . . . . . . . . . .         4,614            4,315           3,126
  Amortization of Deferred Financing Costs. . . . . .           272              723             512
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .         --                (161)            (17)
                                                           --------         --------        --------
Total Expenses. . . . . . . . . . . . . . . . . . . .        33,325           25,503          19,379
                                                           --------         --------        --------
Income Before Minority Interest, Income
  (Loss) from Operations of Real Estate Ventures,
  Net Gains and Extraordinary Item. . . . . . . . . .         6,091            3,282           2,025
Minority Interest in Consolidated Partnerships. . . .          (572)            (590)           (481)
Income (Loss) from Operations of Real Estate Ventures         --                  37          (3,301)
                                                           --------         --------        --------
Income (Loss) before Net Gains and
  Extraordinary Item. . . . . . . . . . . . . . . . .         5,519            2,729          (1,757)
Net Gain on Disposition of Investments in Real Estate         --                 881           --
                                                           --------         --------        --------
Income (Loss) Before Extraordinary Item . . . . . . .         5,519            3,610          (1,757)

Extraordinary Item, Net of Minority Interest. . . . .          (141)             (64)          --
                                                           --------         --------        --------
Net Income (Loss) . . . . . . . . . . . . . . . . . .      $  5,378         $  3,546        $ (1,757)
                                                           ========         ========        ========




                                        BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                           1998             1997            1996
                                                       ------------     ------------    ------------

Earnings Per Share of Beneficial Interest - Basic:
  Income (Loss) before Net Gains
    and Extraordinary Item. . . . . . . . . . . . . .      $   0.41         $   0.24        $  (0.17)
                                                           ========         ========        ========

  Net Income (Loss) . . . . . . . . . . . . . . . . .      $   0.40         $   0.32         $ (0.17)
                                                           ========         ========        ========


Earnings Per Share of Beneficial Interest - Diluted:
  Income (Loss) before Net Gains
    and Extraordinary Item. . . . . . . . . . . . . .      $   0.40         $   0.24        $  (0.17)
                                                           ========         ========        ========

  Net Income (Loss) . . . . . . . . . . . . . . . . .      $   0.39         $   0.32         $ (0.17)
                                                           ========         ========        ========























            The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                             (DOLLARS IN THOUSANDS)
                                          Shares of
                                       Beneficial Interest
                                   -------------------------   Accumulated      Treasury
                                      Shares       Amount        Deficit         Shares            Total
                                    ---------   ------------   ------------   ------------       --------

Shareholders' Equity,
 January 1, 1996. . . . . . .      11,999,787       $106,687       $(42,446)    $  (7,366)       $ 56,875

Award Shares Issued . . . . .           1,833              8          --             --                 8

Net Loss. . . . . . . . . . .           --             --            (1,757)         --            (1,757)

Distributions Paid. . . . . .           --             --            (4,191)         --            (4,191)
                                   ----------       --------       --------       --------       --------
Shareholders' Equity,
 December 31, 1996. . . . . .      12,001,620        106,695        (48,394)        (7,366)        50,935

Issuance of Shares,
 net of issuance costs. . . .       2,264,595          9,999          --             --             9,999

Award Shares Issued . . . . .         495,635          2,319          --             --             2,319

Net Income. . . . . . . . . .           --             --             3,546          --             3,546

Distributions Paid. . . . . .           --             --            (4,484)         --            (4,484)
                                   ----------       --------       --------       --------       --------
Shareholders' Equity,
 December 31, 1997. . . . . .      14,761,850       $119,013       $(49,332)      $ (7,366)      $ 62,315

Issuance of Shares,
 net of issuance costs. . . .         150,645            859          --             --               859

Net Income. . . . . . . . . .           --             --             5,378          --             5,378

Distributions Paid. . . . . .           --             --            (6,118)         --            (6,118)
                                   ----------       --------       --------       --------       --------
Shareholders' Equity,
 December 31, 1998. . . . . .      14,912,495       $119,872       $(50,072)      $ (7,366)      $ 62,434
                                  ===========       ========       ========       ========       ========

              The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1998             1997            1996
                                                           --------         --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . .      $  5,378         $  3,546        $ (1,757)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .         --                (162)            (17)
  Extraordinary Item, Net of Minority Interest. . . .           141               64           --
  Net Gain on Disposition of Investments in
    Real Estate . . . . . . . . . . . . . . . . . . .         --                (881)          --
  Depreciation and Amortization . . . . . . . . . . .         5,484            4,214           2,965
  Amortization of Discount on Mortgage Loans
    Receivable. . . . . . . . . . . . . . . . . . . .         --               --                (35)
  Net (Income) Loss From Operation of
    Real Estate Ventures. . . . . . . . . . . . . . .         --                 (37)          3,301
  Minority Interest in
    Consolidated Partnerships . . . . . . . . . . . .           572              590             481
  Incentive Compensation. . . . . . . . . . . . . . .         --               1,213             730
  Net Change In:
    Restricted Cash - Other . . . . . . . . . . . . .          (419)             188            (121)
    Interest and Accounts Receivable. . . . . . . . .          (682)             (15)           (581)
    Other Assets. . . . . . . . . . . . . . . . . . .        (1,676)            (753)           (299)
    Accounts Payable and Accrued Expenses . . . . . .           767              423             721
    Accrued Interest Payable. . . . . . . . . . . . .           340               73             131
    Accrued Real Estate Taxes Payable . . . . . . . .           171                4              54
    Unearned Revenue. . . . . . . . . . . . . . . . .           482               44             158
    Security Deposits . . . . . . . . . . . . . . . .           662              133              (1)
                                                           --------         --------        --------
Net Cash Provided By Operating Activities . . . . . .        11,220            8,644           5,730
                                                           --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . .       (55,874)         (37,537)         (9,313)
  Investment In Real Estate Ventures, Net . . . . . .         --                 290            (119)





                                         BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                             (DOLLARS IN THOUSANDS)


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1998             1997            1996
                                                           --------         --------        --------
  Proceeds from Sale of Mortgage Loans
    Receivable. . . . . . . . . . . . . . . . . . . .      $  --            $  --           $  5,440
  Proceeds From Sale of Investments in
    Real Estate . . . . . . . . . . . . . . . . . . .         --              12,484           --
  Additions to Investment in Real Estate. . . . . . .        (5,347)          (2,499)         (1,969)
  Earnest Money Deposits. . . . . . . . . . . . . . .            75              225            (300)
  Restricted Cash - Capital Improvements. . . . . . .          (644)            (734)            (29)
  Other . . . . . . . . . . . . . . . . . . . . . . .         --                 196            (308)
                                                           --------         --------        --------
Net Cash Used In Investing Activities . . . . . . . .       (61,790)         (27,575)         (6,598)
                                                           --------         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Bonds and Loans Payable . . . . . . .       108,709           64,470          15,945
  Investment From (Distributions To)
    Minority Partners . . . . . . . . . . . . . . . .           338           (1,681)           (358)
  Deferred Financing Costs. . . . . . . . . . . . . .          (926)          (1,200)           (637)
  Principal Payments on Mortgage Loans and
    Bonds Payable . . . . . . . . . . . . . . . . . .       (52,854)         (47,549)        (11,586)
  Distributions Paid to Shareholders. . . . . . . . .        (6,118)          (4,484)         (4,191)
  Prepayment Penalties on Early Extinguishment of Debt         (136)           --              --
  Shares Issued, Net of Issuance Costs. . . . . . . .           859            9,999           --
                                                           --------         --------        --------
Net Cash Provided By (Used In) Financing Activities .        49,872           19,555            (827)
                                                           --------         --------        --------
Net Increase (Decrease) In Cash and Cash Equivalents.          (698)             624          (1,695)
Cash and Cash Equivalents at Beginning of Year. . . .         4,429            3,805           5,500
                                                           --------         --------        --------
Cash and Cash Equivalents at End of Year. . . . . . .      $  3,731         $  4,429        $  3,805
                                                           ========         ========        ========
Supplemental Information:
  Interest Paid During the Year . . . . . . . . . . .      $  9,438         $  6,374        $  3,881
                                                           ========         ========        ========
Non-cash financing activities:
  Debt assumed upon acquisition
    of real estate. . . . . . . . . . . . . . . . . .      $  3,675         $ 21,616        $  5,700
                                                           ========         ========        ========



              The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Banyan Strategic Realty Trust (the "Trust") was organized as a business trust in 1986 under the laws of the Commonwealth of Massachusetts.

The business of the Trust is the ownership and operation of real estate properties. At December 31, 1998, the Trust owned thirty-two properties located principally in the Midwest and Southeast United States. See Note 8 for information with respect to the Trust's business segments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled Partnerships. In all of its partnerships, the Trust is the managing general partner and retains sole authority over all significant decisions. All intercompany balances and transactions have been eliminated in consolidation. Investment in a Real Estate Venture disposed of in 1997 was accounted for on the equity method (see Note 6).

     INVESTMENT IN REAL ESTATE

     Costs incurred with respect to third parties for the acquisition, development, construction and improvement of properties are capitalized. Certain costs of yet-to-be acquired properties, including deposits and professional fees, are capitalized as other assets. These costs are subsequently capitalized as property acquisition costs or charged to expense when it becomes apparent that acquisition of a particular property is not probable. Maintenance and repairs are charged to expense when incurred.

     Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets; generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1998, 1997 and 1996, depreciation expenses amounted to $4,793, $3,282 and $2,355, respectively.

     The Trust recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

     The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust currently classifies none of its properties as held for sale.

     DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the term of the related loans.

     REVENUE RECOGNITION

     Minimum rentals are recognized on a straight-line basis over the term of the related leases. Additional rents in the form of operating expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 1998 and 1997, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and the terms are comparable to those currently offered in the market and (iii) the maturities of the Trust's cash equivalents are relatively short.

     INCOME TAXES

     For the years ended December 31, 1998, 1997 and 1996, the Trust elected to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its "REIT" taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

     As of December 31, 1998, Investment in Real Estate has a gross and net basis, respectively, of $220,916 and $209,489, respectively, for income tax purposes. Additionally, investment in a liquidating trust with a tax basis of $675 has not been accorded any value for financial reporting purposes.

     As of December 31, 1998, the Trust has a net operating loss carry-forward of $18,952 which will expire in 2005 ($444), 2006 ($10,266), 2008
($789) and 2012 ($7,453).

     CASH EQUIVALENTS

     The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     RESTRICTED CASH

     Restricted cash represents amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain conditions.

     STOCK OPTIONS

     The Trust has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Trust's employee stock options equals or exceeds the market price of the underlying stock at the date of grant.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1997 and 1996 consolidated financial statements in order to provide comparability with the 1998 consolidated financial statements. These reclassifications have not changed the 1997 or 1996 results.

3.   EARNINGS PER SHARE

                                          BANYAN STRATEGIC REALTY TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1998            1997            1996
                                                                   ----------     -----------      ----------
     Numerator:
       Income (Loss) before Net Gains and
        Extraordinary Item. . . . . . . . . . . . . . . . . .      $    5,519      $    2,729      $   (1,757)
       Net Gains (a). . . . . . . . . . . . . . . . . . . . .           --                881           --
       Extraordinary Item, Net of Minority Interest . . . . .            (141)            (64)          --
                                                                   ----------      ----------      ----------
          Net Income (Loss) . . . . . . . . . . . . . . . . .      $    5,378      $    3,546      $   (1,757)
                                                                   ==========      ==========      ==========
     Denominator:
       Denominator for basic earnings per
         weighted-average shares. . . . . . . . . . . . . . .      13,307,658      11,149,982      10,478,410

       Effect of dilutive securities:
         Employee stock options . . . . . . . . . . . . . . .          28,603           4,942           --
         Convertible debt . . . . . . . . . . . . . . . . . .         463,401          90,318           --
                                                                   ----------     -----------     -----------
       Dilutive potential common shares . . . . . . . . . . .         492,004          95,260           --

          Denominator for diluted earnings per share-adjusted
            weighted-average shares and assumed conversions .      13,799,662      11,245,242      10,478,410
                                                                   ==========     ===========     ===========

     Basic Earnings Per Share:
        Income (Loss) before Net Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .      $     0.41     $      0.24     $     (0.17)
        Net Gains (a) . . . . . . . . . . . . . . . . . . . .           --               0.08            --
        Extraordinary Item, Net of Minority Interest. . . . .           (0.01)          --               --
                                                                   ----------     -----------     -----------
            Net Income (Loss) . . . . . . . . . . . . . . . .      $     0.40     $      0.32     $     (0.17)
                                                                   ==========     ===========     ===========
     Diluted Earnings Per Share:
        Income (Loss) before Net Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .      $     0.40     $      0.24     $     (0.17)
        Net Gains (a) . . . . . . . . . . . . . . . . . . . .           --               0.08            --
        Extraordinary Item, Net of Minority Interest. . . . .           (0.01)          --               --
                                                                   ----------     -----------     -----------
            Net Income (Loss) . . . . . . . . . . . . . . . .      $     0.39     $      0.32     $     (0.17)
                                                                   ==========     ===========     ===========




                                          BANYAN STRATEGIC REALTY TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (a)   Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

     For purposes of the computation of diluted earnings per share, options to purchase 133,000 common shares at $6.375 per share that were outstanding during 1998 and 1997 were not included in the 1997 computation and for certain periods of the 1998 computation because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The effect of conversion of $7,400 of convertible debt was not included in the calculations since the effect was antidilutive.

     For additional information relating to convertible debt and employee stock options, see notes 4 and 12.




                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.   LONG-TERM DEBT

     The Trust's long-term debt consists of the following at December 31, 1998 and 1997:

                         1998                          1997
               -----------------------     -------------------------
                              Weighted                      Weighted
                              Average                       Average
                              Interest                      Interest
                Balance         Rate          Balance         Rate
               ---------      --------     ------------     --------
Mortgage
 loans. . . .   $123,108         7.44%      $   70,503         7.90%
Bonds . . . .     21,140         6.77%          21,615         6.85%
                --------      --------      ----------      --------
Total
 collaterized
 debt . . . .   $144,248         7.34%      $   92,118         7.65%
                ========      ========      ==========      ========
Unsecured
 loans. . . .   $  7,400        12.00%           --            --
                ========      ========      ==========      ========

     The mortgage loans have fixed interest rates that ranged from 6.95% to 8.89% at December 31, 1998. Bonds payable at December 31, 1998 include $4,800 of variable rate tax exempt revenue bonds which bear interest equal to 5.0% per annum and $16,340 of fixed rate combined taxable and tax exempt revenue bonds which bear interest at a blended rate equal to 7.3%. Substantially all of the mortgage loans and bonds contain prepayment penalties. During 1998 and 1997, the Trust recognized extraordinary losses of $141 and $64, respectively, related to prepayments on refinanced debt and the writeoff of unamortized financing costs. Substantially all of the Trust's real estate is pledged as collateral for the mortgage loans and bonds.

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement (the "Revolving Line"). Borrowings under the Revolving Line bear interest at an annual rate of LIBOR plus 2.00% payable monthly. The Revolving Line has an initial term of twenty-four months. The Trust has an option to extend the Revolving Line for one additional year for a fee of $125. As of December 31, 1998, the Trust had borrowed approximately $12.9 million on the Revolving Line (included in Mortgage Loans), leaving approximately $12.1 million available for future borrowing.

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). The Unsecured Loan bears interest at an annual interest rate of 12% payable quarterly and matures on September 30, 2002. In addition, on October 14, of each year, the Trust is required to pay an annual fee equal to 2% of the amount outstanding as of that date. The amounts outstanding on the Unsecured Loan are convertible into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. In addition, the lenders had the option to purchase Series A convertible preferred shares to the extent that any part of the $20 million loan commitment was unused in an amount equal to the unfunded portion at a price equal to $100 per preferred share. These preferred shares would also be convertible into common shares at a conversion price of $5.15 per share. No preferred shares were issued prior to the termination of the purchase option on November 13, 1998.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The principal balance of the Trust's long-term debt at December 31, 1998, is scheduled to be repaid as follows:

                 1999 . . . . . . . . . . . .  $  2,007
                 2000 . . . . . . . . . . . .    15,023
                 2001 . . . . . . . . . . . .     5,705
                 2002 . . . . . . . . . . . .    12,026
                 2003 . . . . . . . . . . . .    13,956
                 Thereafter . . . . . . . . .   102,931
                                               --------
                                               $151,648
                                               ========

5.   SHARE PURCHASE AGREEMENT

     Simultaneously with the execution of the Convertible Term Loan Agreement, the Trust entered into a Share Purchase Agreement (the "Agreement") with the same group of accredited investors to which the Trust issued the Unsecured Loan (see Note 4). Under the Agreement, the Trust sold, in October 1997, 2,192,501 shares of beneficial interest at $5.00 per share, for an aggregate gross proceeds of approximately $11 million. The Trust paid approximately $1.4 million of transaction costs in connection with the share issuance.

6.  INVESTMENT IN REAL ESTATE

     ACQUISITION ACTIVITIES

     The following properties were acquired in 1998 and 1997; the results of their operations are included in the consolidated statements of operations from their respective dates of acquisition.

1998
----
                                    Purchase
                     Date of         Price
Property's Name      Acquisi-        (in
and Location          tion          millions)   Description
---------------     ---------       ---------   ----------------

Peachtree Pointe     01/20/98          $4.6     Five one-story
 Office Park                                     office buildings
Norcross, GA

Avalon Center        03/20/98           4.4     Two one-story
 Office Park                                     office buildings
Norcross, GA

Avalon Ridge         04/24/98           3.9     Two one-story
 Business Park                                   flex/industrial
Norcross, GA

Tower Lane           04/27/98           5.2     Two one-story
 Business Park (1)                               flex/industrial
Bensenville, IL                                  buildings

University           04/30/98          10.2     Seven one-story
 Corporate Center                                flex/industrial
Winter Park, FL                                  buildings

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    Purchase
                     Date of         Price
Property's Name      Acquisi-        (in
and Location          tion          millions)   Description
---------------     ---------       ---------   ----------------

Metric Plaza         04/30/98          $2.6     Two one-story
Winter Park, FL                                  flex/industrial
                                                 buildings

Park Center          04/30/98           3.7     Two one-story
Orlando, FL                                      flex/industrial
                                                 buildings

Sand Lake            04/30/98           6.8     Five one-story
 Tech Center                                     office buildings
Orlando, FL

Johns Creek          08/14/98           5.8     Two flex/indus-
 Office and                                      trial buildings
 Industrial Park
Duluth and Suwanne, GA

Technology Park      08/14/98          12.4     Three office
 Norcross, GA                                    buildings
                                      -----
     Total                            $59.6
                                      =====

-----------------

  (1) Upon the acquisition of Tower Lane, the Trust assumed a permanent mortgage loan in the amount of approximately $3.7 million.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1997
----
                             Purchase    Acquisition
                  Date of     Price       Financing
Property's Name   Acquisi-    (in       (in millions)
and Location       tion     millions)        (1)       Description
---------------   --------  ---------    -----------   ----------------
[S]              [C]       [C]          [C]            [C]
Phoenix Business  01/15/97     $ 5.5                   Three-building
 Park                                                  office/industrial
 Atlanta, GA                                           complex

Butterfield Office04/30/97      15.1                   Three-story
 Plaza                                                 office building
 Oak Brook, IL

Woodrun Village   05/22/97       4.6          $3.6     Apartment complex
 Apartments
 Yukon, OK

Country Creek     05/22/97       7.5           5.9     Apartment complex
 Apartments
 Oklahoma City, OK

Willowpark        05/22/97       4.5           3.5     Apartment complex
 Apartments
 Lawton, OK

Winchester Run    05/22/97       4.5           3.6     Apartment complex
 Apartments
 Oklahoma City, OK

Southlake         07/30/97       4.5                   Three-story
 Corporate Center                                      office building
 Morrow, GA

University Square 08/26/97       7.3           5.0     Six one-story
 Business Center                                       office building
 Huntsville, AL

Technology Center 08/26/97       2.5                   Three-story
 Huntsville, AL                                        office building

Airways Plaza     12/10/97       3.2                   Five one-story
 Office Center                                         office buildings
 Memphis, TN
                               -----        -----
    Total                      $59.2        $21.6
                               =====        =====
----------------

(1) Represents the amount of permanent mortgage financing assumed at the time of acquisition. All other additional acquisition costs were paid by either a draw upon the Trust's line of credit or from cash and cash equivalents.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     DISPOSITION ACTIVITIES

     H STREET ASSEMBLAGE

     Prior to 1998, the Trust had a 53% interest in a venture that owned 17,000 square feet of undeveloped land in downtown Washington, D.C. plus an approximately 55,900 square foot office building (the "H Street Assemblage"). During 1996, based on sales agreements for the H Street Assemblage, the Trust recorded a valuation allowance of $3,180 which was included in loss from operations of real estate ventures in the 1996 consolidated statement of operations. The H Street Assemblage was sold in 1997 and the Trust recognized a loss of approximately $61. The Trust has no further interest in the H Street Assemblage.

     OTHER

     During 1997, the Trust sold its interests in Hallmark Village Apartments and the Colonial Courts Apartments. The Trust received proceeds of approximately $7.3 million and recognized a gain of approximately $942.

7.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma summary presents information as if the Trust's property acquisitions, property dispositions, and sales of shares of beneficial interests through December 31, 1998 had occurred at the beginning of each year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                                         Years Ended December 31,
                                      -----------------------------
                                           1998             1997
                                       -----------      -----------

     Total revenue. . . . . . . .         $ 42,260         $ 39,368
     Net income . . . . . . . . .            5,187            3,756
     Basic earnings per share . .             0.39             0.29
     Diluted earnings per share .             0.38             0.28


8.   BUSINESS SEGMENTS

     The Trust acquires and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has four operating segments corresponding to the four property types comprising its real estate assets: flex/industrial, office, residential and retail. As of December 31, 1998, the flex/industrial segment comprised of thirteen complexes with long-term leases to approximately 210 tenants; the office segment comprised of fourteen office sites with long-term leases to approximately 280 tenants; the residential segment comprised of four apartment complexes with 864 units leased principally for six months; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. The Trust's long-term tenants are in a variety of business and no single tenant is significant to the Trust's business.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Information by business segments is set forth below:

                               1998          1997            1996
                             --------       --------       --------
  Revenue
    Flex/Industrial .        $ 10,838       $  7,830       $  6,275
    Office. . . . . .          19,577         11,946          6,812
    Residential . . .           4,170          4,138          3,398
    Retail. . . . . .           4,646          4,604          4,318
    Corporate/Other .             185            267            601
                             --------       --------       --------
                             $ 39,416       $ 28,785       $ 21,404
                             ========       ========       ========

                               1998           1997           1996
                             --------       --------       --------
  Income (loss) before
   extraordinary item
    Flex/Industrial .        $  3,787       $  3,349       $  2,365
    Office. . . . . .           5,124          3,298          2,226
    Residential . . .             682            952           (830)
    Retail. . . . . .             550            976            877
    Corporate/Other .          (4,624)        (4,965)        (6,395)
                             --------       --------       --------
                             $  5,519       $  3,610       $ (1,757)
                             ========       ========       ========

                               1998           1997
                             --------       --------
  Total Assets
    Flex/Industrial .        $ 74,513       $ 41,323
    Office. . . . . .         105,049         74,434
    Residential . . .          21,038         21,369
    Retail. . . . . .          18,359         18,858
    Corporate/Other .           3,631          3,650
                             --------       --------
                             $222,590       $159,634
                             ========       ========

                               1998           1997           1996
                             --------       --------       --------
  Depreciation and
   amortization
    Flex/Industrial .        $  1,714       $  1,156       $    884
    Office. . . . . .           2,404          1,259            695
    Residential . . .             534            559            421
    Retail. . . . . .             523            503            453
    Corporate/Other .              37             13          --
                             --------       --------       --------
                             $  5,212       $  3,490       $  2,453
                             ========       ========       ========
  Interest expense
    Flex/Industrial .        $  2,669       $  1,373       $  1,114
    Office. . . . . .           4,524          2,850          1,130
    Residential . . .           1,199          1,235            887
    Retail. . . . . .           1,338            939            880
    Corporate/Other .              48             50          --
                             --------       --------       --------
                             $  9,778       $  6,447       $  4,011
                             ========       ========       ========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               1998           1997           1996
                             --------       --------       --------
  Additions to Investment
   in Real Estate
    Flex/Industrial .        $ 32,942        $   376       $ 10,660
    Office. . . . . .          31,533         39,089          5,505
    Residential . . .             324         21,626            440
    Retail. . . . . .              69            481            377
    Corporate/Other .              28             80           --
                             --------       --------       --------
                             $ 64,896       $ 61,652       $ 16,982
                             ========       ========       ========

9.   TRANSACTIONS WITH AFFILIATES

     Effective January 1, 1997, the Trust began paying employees directly in contrast to the prior practice of reimbursing Banyan Management Corp. ("BMC") on an hourly basis for the services of BMC's personnel. In prior years, these payroll costs along with administrative costs were allocated to the Trust and other entities to which BMC provided administrative services based upon the actual number of hours spent by BMC personnel on matters related to that particular entity in relation to the total number of BMC personnel hours. From January 1, 1997 through September 30, 1997, the Trust shared only certain administrative items such as office rent and office expenses with other companies for which BMC provided services. These costs were shared based upon the total hours worked by employees of the Trust relative to total hours worked by employees of BMC and the Trust combined. The Trust's allocable share of costs for the years ended December 31, 1997 and 1996 amounted to $403 and $1,275, respectively. Beginning October 1, 1997, the Trust paid all of its administrative costs directly and no longer shared these costs with other companies.

     As of December 15, 1997, all shareholders of BMC, other than the Trust, had terminated their administrative services relationship with and had surrendered their respective ownership interest in BMC, making the Trust the sole remaining shareholder of BMC. On that date, BMC merged into a wholly-owned subsidiary of the Trust, BSRT Management Corp. As a result of the merger, the Trust assumed current liabilities of $102, cash of $83 and other assets of $64. BSRT Management Corp. paid a dividend to the Trust in the amount of $150 representing a distribution of its accumulated earnings and profits. This amount has been included in "Other Income" of the Trust for the year ended December 31, 1997.

     During the year ended December 31, 1998 and 1997, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totalled $391 and $338, respectively. The executive pays no rent, as such, to the Trust for the use of office space or equipment but grants the Trust a discount equal to approximately 20% compared to rates charged to third parties for all time billed to the Trust by the executive and his employees. The executive also reimburses the Trust for the cost of two full time and certain part time employees. The amount paid to the executive for the year ended December 31, 1996 was paid as salary and is included in the costs allocated to the Trust from BMC.

10.  DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 95% of its "REIT Taxable Income" to shareholders. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Trust has determined the shareholders' treatment for federal income tax purposes to be as follows:

                                1998          1997            1996
                              -------        -------        -------
   Ordinary income. . . .     $ 5,978        $   283        $ 2,842
   Return of capital. . .         140          4,201          1,349
                              -------        -------        -------
                              $ 6,118        $ 4,484        $ 4,191
                              =======        =======        =======

     On January 6, 1999, the Trust declared a cash distribution for the quarter ended December 31, 1998 of $0.12 per share payable February 22, 1999 to shareholders of record on January 22, 1999.

11.  LEASES

     MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, office and flex/industrial space under operating leases. The following is the minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's industrial, office and retail projects held at December 31, 1998:

                 1999 . . . . . .         $ 30,336
                 2000 . . . . . .           23,281
                 2001 . . . . . .           17,409
                 2002 . . . . . .           12,340
                 2003 . . . . . .            8,094
                 Thereafter . . .           13,773
                                          --------
                                          $105,233
                                          ========

     No single tenant at the Trust's operating properties produced ten percent or more of total income from property operating activities.

     The Trust is subject to the usual business risks regarding the collection of the above-mentioned rentals.

     GROUND LEASE

     The Trust owns a leasehold interest in a shopping center in Atlanta, Georgia. The lease expires in 2067. The ground lease requires annual lease payments of $600 through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000 from the operations of the shopping center. The ground lease also requires that the Trust pay property operating expenses, including real estate taxes.
The base rent is reset in 2007 based upon a market rent within a contractually defined range.

12.  OMNIBUS STOCK AND INCENTIVE PLAN

     On May 14, 1997, the Board of Trustees (the "Board") adopted and on July 8, 1997, the shareholders of the Trust approved, the 1997 Omnibus Stock and Incentive Plan (the "Plan") which allows the Trust to make stock-based awards as part of its employee and Trustee compensation program. Under the Plan, the Trust is authorized to issue options to purchase up to one million shares of beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


FIXED STOCK OPTIONS

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

     A summary of the Trust's fixed stock option activity, and related information for the years ended December 31, 1997 and 1998 follows:

                                                           Weighted
                                            Shares          Average
                                           Subject      Exercise Price
                                          to Options       Per Share
                                          ----------    --------------
Outstanding at December 31, 1996. . .         --             $   --
  Options granted . . . . . . . . . .       380,000             5.637
  Options canceled. . . . . . . . . .        (5,000)            4.08
                                           --------          --------
Outstanding at December 31, 1997. . .       375,000          $  5.658
  Options granted . . . . . . . . . .       116,000             5.375
  Options exercised . . . . . . . . .        (9,324)            4.08
  Options canceled. . . . . . . . . .        (2,000)            6.375
                                            -------           -------
Outstanding at December 31, 1998. . .       479,676             5.617
                                            =======           =======
  Exercisable at 12/31/97 . . . . . .       100,000           $  5.50
  Exercisable at 12/31/98 . . . . . .       174,287           $  5.68

     At December 31, 1998, options to purchase 361,000 shares were available for future grant and options outstanding that are not exercisable vest in varying annual amounts through 2001.

     The weighted average grant date fair value of options granted in 1998 and 1997 was $.54. The remaining weighted-average contractual life of these options was 9.05 years. Exercise prices for options outstanding at December 31, 1998 ranged from $4.08 to $6.375 per share.

TARGET STOCK PRICE PERFORMANCE OPTIONS

     The exercise price of each target stock price performance option granted is equal to the market price of the Trust's common shares on the date of grant and vests as the Trust's common share price achieves certain pre-established targets which were set on the date of grant. In conjunction with the March 11, 1998 signing of an employment agreement between the Trust and its President Leonard G. Levine, effective retroactively to October 1, 1997, the Board granted Mr. Levine stock options to purchase an aggregate of 150,000 shares of the Trust's common shares of beneficial interest at an exercise price equal to $5.50 per share. Options to purchase 50,000 shares will vest and become exercisable if during any consecutive thirty trading days during the term of the agreement the closing price of the common shares averages $8.50 per share. Options to purchase an additional 100,000 shares will vest and become exercisable on a proportionate basis if during any thirty consecutive trading days during the term of the agreement the closing price of the shares averages more than $8.50 per share with full vesting occurring with

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


respect to 75,000 shares if the closing price averages $9.00 per share, and $10.00 per share with respect to the other 25,000 shares. The number of shares underlying the options and the exercise price of each option are subject to adjustment from time to time under certain circumstances.

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

     A summary of the Trust's target stock price performance option activity, and related information for the years ended December 31, 1997 and 1998 follows:
                                                           Weighted
                                            Shares          Average
                                           Subject      Exercise Price
                                          to Options       Per Share
                                          ----------    --------------
Outstanding at December 31, 1996. . .         --             $  --
  Options granted . . . . . . . . . .       150,000           5.500
                                            -------          ------
Outstanding at December 31, 1997
  and 1998. . . . . . . . . . . . . .       150,000          $5.500
                                            =======          ======

     At December 31, 1998, none of the target stock price options were exercisable. Exercise prices for options outstanding at December 31, 1998 were $5.50 per share. The remaining weighted-average contractual life of these options was 8.8 years. The weighted average grant date fair value of all options granted during 1997 is $0.96.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation", and has been determined as if the Trust had accounted for all options granted under the plan using the fair value method of that statement. The fair value for the fixed stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk free interest rates of 5.31% and 5.58%; expected dividend yields of 7.47% and 7.19%; volatility factors of the expected market price of the Trust's common stock of .201 and .225; and a weighted-average expected lives of the options of 5 years and 10 years, respectively. In addition, the fair value for the target stock price performance options was estimated at the date of grant using a modified Black-Scholes option pricing model which, in addition to the required inputs above, takes into consideration the target stock price (or barrier) which must be attained. The following weighted-average assumptions were incorporated into the model for the target stock price performance options granted in 1997: risk-free interest rate of 5.92%; expected dividend yield of 7.27%; a volatility factor of the expected market price of the Trust's common stock of .225; and expected lives of the options of 10 years.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     The effects on 1998 and 1997 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Trust's pro forma information is as follows:

                                                  Years Ended
                                                  December 31,
                                            -----------------------
                                              1998            1997
                                             -------        -------
Pro forma net income. . . . . . . . .        $ 5,279        $ 3,474
Pro forma basic earnings per share. .        $  0.40        $  0.31
Pro forma diluted earnings per share.        $  0.38        $  0.31


13.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the shares issuable under the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of shares registered in their name; and (ii) make cash investments of not more than $120 per calendar year. Shares purchased under the DRIP Plan will be issued directly by the Trust at either: (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions; or (ii) 100% of the aforementioned average closing price in the case of cash investments. For the years ended December 31, 1998 and 1997, the Trust issued 141,321 and 72,094 shares of beneficial interest under the DRIP Plan and received total proceeds of $818 and $379, respectively.


14.  AWARD SHARES AND WEIGHTED AVERAGE SHARES OUTSTANDING

     Pursuant to the March 19, 1997 Amendment and the September 3, 1997 Second Amendment to the Second Amended and Restated Employment Agreement of Leonard G. Levine, the Trust's president, and pursuant to the shareholder approval which was obtained at the Trust's 1996 Annual Meeting held on July 8, 1997, all incentive compensation earned by Mr. Levine for the fiscal years ended December 31, 1996 and 1997 has been paid in shares of the Trust's stock ("Award Shares").

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     On July 9, 1997, the Trust issued 95,635 Award Shares to Mr. Levine, representing Mr. Levine's incentive compensation earned on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). On September 3, 1997, the Trust issued 400,000 Award Shares representing the final payment and settlement of Mr. Levine's compensation earned on Reinvestment Activities for the fiscal year ending December 31, 1997 and for cumulative incentive compensation for the period January 1, 1993 through August 31, 1997 (the "Final Award Shares"). Prior to the September 3, 1997 Amendment, Mr. Levine would have been entitled to receive shares in respect of additional compensation which would have been determined as of December 31, 1997 and issued and paid no later than March 1998. The issuance of the Final Award Shares fixed the amount of compensation that the Trust had been accruing through December 31, 1997. The 95,635 Award Shares were valued at $4.125 per share, or $394. The 400,000 Final Award Shares were valued at $4.812 per share, or $1,925 of which $650 was expensed in 1996, and the balance was ratably expensed during 1997. The 1996 Award Share price of $4.125 was based upon the average closing price of the Trust's shares for the five business days ending December 31, 1996. The Final Award Shares price of $4.812 was based on the average closing price of the Trust's shares for the five business days ending August 31, 1997. The 1996 Award Shares and Final Award Shares are included in the total shares outstanding of the Trust when calculating Net Income Per Share of Beneficial Interest Based on Weighted Average Number of Shares Outstanding.

     All of the Award Shares issued prior to January 1, 1997 and 20% of Award Shares issued for the fiscal year ended December 31, 1996 were held in escrow by the Trust, through the vesting date, September 29, 1997. Subsequent to that date, Mr. Levine became fully vested and the Award Shares were immediately transferred and are otherwise freely transferable subject to compliance with registration requirements of the federal and state securities laws or exemptions therefrom.

15.  LITIGATION

     The Trust is involved in various litigation arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have an adverse effect on the Trust's financial position or results of operations.

                                                                                          SCHEDULE III
                                        BANYAN STRATEGIC REALTY TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1998
                                           (DOLLARS IN THOUSANDS)
                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1998 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------
Milwaukee
Industrial
Properties
Milwaukee, WI
1973-1980
4/30/93                 $  533     $ 5,242 $  --     $  824      $  533    $  6,066    $  6,599   $  1,067

Elmhurst
Metro Court
Elmhurst, IL
1982
11/30/93                 1,615       3,605    --        457       1,615       4,062       5,677        588

Colonial Penn
Building
Tampa, FL
1984
3/22/94                  1,190       7,366    --      --          1,190       7,366       8,556        880

Florida Power
& Light
Building
Sarasota, FL
1991
3/22/94                  1,700       8,367    --        146       1,700       8,513      10,213      1,063





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1998 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired/          Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Willowbrook
Industrial Court
Willowbrook, IL
1979
6/16/95                 $  962    $  2,961 $  --    $   292     $   962    $  3,253    $  4,215    $   396

Northlake Tower
Shopping Center
Atlanta, GA
1983-1984
7/28/95                  --         17,144    --        931        -         18,075      18,075      1,599

Quantum Busi-
ness Centre
Louisville, KY
1976-1980
9/26/95                    900       4,165    --        319         900       4,484       5,384        394

Lexington
Business Center
Lexington, KY
1985
12/05/95                 1,330       5,753    --        774       1,330       6,527       7,857        587

Newtown Business
Center
Lexington, KY
1981-1982
12/5/95                    355       3,234    --        140         355       3,374       3,729        269





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1998 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Woodcrest
Office Park
Tallahassee, FL
1967-1989
12/19/95              $  3,080    $  7,968 $  --   $  1,766    $  3,080    $  9,734    $ 12,814    $   911

Midwest Office
Center
Oakbrook Terrace, IL
1979
4/18/96                  2,396       2,591    --        314       2,396       2,905       5,301        255

6901 Riverport
Drive
Louisville, KY
1985
11/19/96                 1,750       8,242    --         20       1,750       8,262      10,012        439

Phoenix
Business Park
Atlanta, GA
1979
1/15/97                  1,717       3,777    --         41       1,717       3,818       5,535        192

Butterfield
Office Plaza
Oak Brook, IL
1974
4/30/97                  4,813      10,255    --        707       4,813      10,962      15,775        501




                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1998 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Woodrun Village
Apartments
Yukon, OK
1985
5/22/97                $   339    $  4,244  $  --   $    86    $    339    $  4,330    $  4,669    $   186

Country Creek
Apartments
Oklahoma City, OK
1985
5/22/97                    506       6,982    --        164         506       7,146       7,652        307

Winchester Run
Apartments
Oklahoma City, OK
1985
5/22/97                    273       4,231    --         99         273       4,330       4,603        187

Willowpark
Apartments
Lawton, OK
1985
5/22/97                    137       4,331    --         71         137       4,402       4,539        190

Southlake
Corporate Center
Morrow, GA
1989
7/30/97                    750       3,746    --        199         750       3,945       4,695        155




                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1998 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Technology Center
Huntsville, AL
1990
8/26/97           $   130     $  2,417  $  --      $   29      $  130     $  2,446     $  2,576     $   85

University Square
Business Center
Huntsville, AL
1984-1987
8/26/97             1,387        5,950     --         564       1,387        6,514        7,901        273

Airways Plaza
Office Center
Memphis, TN
1982
12/10/97              409        2,756     --          53         409        2,809        3,218         77

Peachtree Pointe
Office Park
Norcross, GA
1982
1/20/98               712         3,858    --         273         712        4,131         4,843       101

Avalon Center
Office Park
Norcross, GA
1997
3/20/98               585        3,803     --         439         585        4,242        4,827        101

Avalon Ridge
Business Park
Norcross, GA
1997
4/24/98               539        3,327     --         350         539        3,677        4,216         64




                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1998 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Tower Lane
Business Park
Bensenville, IL
1979-1980
4/27/98          $  1,255     $  3,933  $  --     $    68    $  1,255     $  4,001     $  5,256     $   79

Sand Lake
Tech Center
Orlando, FL
1984-1986
4/30/98             1,984        4,804     --       --          1,984        4,804        6,788         85

Park Center
Orlando, FL
1982
4/30/98               997        2,755     --          97         997        2,852        3,849         53

Metric Plaza
Winter Park, FL
1985
4/30/98               629        1,940     --          56         629        1,996        2,625         38

University
Corporate Center
Winter Park, FL
1981-1987
4/30/98             3,207        7,022     --          14       3,207        7,036       10,243        126





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1998 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Johns Creek
Office and
Industrial Park
Duluth and
Suwanne, GA
1990-1992
8/14/98           $   890     $  4,874  $  --    $   --      $    890     $  4,874     $  5,764   $     46

Technology Park
Norcross, GA
1977-1984
8/14/98             1,530       10,905     --         367       1,530       11,272       12,802        105

Other (d)           --           --        --         108       --             108          108         28
                  -------     --------  ------   --------    --------     --------     --------   --------
                  $38,600     $172,548  $  --    $  9,768    $ 38,600     $182,316     $220,916   $ 11,427
                  =======     ========  ======   ========    ========     ========     ========   ========

--------------------

  (a)   The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes is
$220,916.  For further details regarding encumbrances on the Trust's properties see Note 4, Long-Term Debt.

  (b)   Reconciliation of real estate owned:



                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                             1998             1997            1996
                                                           --------         --------        --------
          Balance at Beginning of Year. . . . . . . .      $156,020         $107,182        $ 90,200
          Acquisitions During Year (1). . . . . . . .        59,549           59,153          15,013
          Sale of Property (2). . . . . . . . . . . .         --             (12,814)          --
          Additions During Year . . . . . . . . . . .         5,347            2,499           1,969
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $220,916         $156,020        $107,182
                                                           ========         ========        ========

           (1)  In addition to these capitalized costs, the Trust assumed $598 of net operating liabilities at acquisition in 1997.
           (2)  In connection with the sale of Colonial Courts and Hallmark Apartments, the Trust transferred
                $107 of net operating liabilities in 1997.

  (c)   Depreciation expense is computed using the straight line method.  Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.

                                                             1998             1997            1996
                                                           --------         --------        --------
          Reconciliation of Accumulated Depreciation:

          Beginning of Year . . . . . . . . . . . . .      $  6,634         $  4,692        $  2,337
          Depreciation Expense. . . . . . . . . . . .         4,793            3,282           2,355
          Sale of Property. . . . . . . . . . . . . .         --              (1,340)          --
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $ 11,427         $  6,634        $  4,692
                                                           ========         ========        ========

     (d)   Other includes corporate furniture, fixtures and equipment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, the accountants on any matter of accounting principles, practices or financial statement disclosure.


                               PART III

ITEM 10.  OUR TRUSTEES AND EXECUTIVE OFFICERS

     The information required by this item is incorporated herein by reference to the materials appearing in the Trust's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") under the caption, "Election of Trustees" and "Management".


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the materials appearing in the Proxy Statement under the caption "Management".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the materials appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the materials appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions".


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     (1)         Financial Statements of the Company are set forth
in this report in Item 8.


            (2) Financial Statement Schedule is set forth in this report in Item 8.

    (b) Report on Form 8-KA dated October 1, 1998 was filed to provide the Financial Statements and related pro forma information required by Item 7 of Form 8-K in connection with the Trust's acquisition of the properties known as Technology Park and Johns Creek Office and Industrial Park.

    (c)          Exhibits (see Exhibit Index included elsewhere herein).

    (d)     None.

                              SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine                     Date:  March 11, 1999
     Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



By:  /s/ Leonard G. Levine                     Date:  March 11, 1999
     Leonard G. Levine, President
     and Trustee



By:  /s/ Joel L. Teglia                        Date:  March 11, 1999
     Joel L. Teglia, Vice President and
     Chief Financial Officer



By:  /s/ Norman M. Gold                        Date:  March 11, 1999
     Norman M. Gold, Trustee



By:  /s/ Walter E. Auch, Sr.                   Date:  March 11, 1999
     Walter E. Auch, Sr., Trustee



By:  /s/ Marvin A. Sotoloff                    Date:  March 11, 1999
     Marvin A. Sotoloff, Trustee

     EXHIBIT INDEX
     -------------

     3.1 Second Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993 and August 12, 1998, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

     3.2              By-Laws dated March 13, 1996. (2)

     3.3              BSRT UPREIT Limited Partnership Limited Partnership
Agreement *

     4.1              Convertible Term Loan Agreement dated as of
October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (3)

     4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (4)

     4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (5)

     4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (6)

     4.5              Loan Agreement dated May 22, 1998 among
                      BSRT Fountain Square L.L.C.,
                      BSRT Phoenix Business Park L.L.C.,
                      BSRT Newtown Trust,
                      BSRT Southlake L.L.C.,
                      BSRT Technology Center L.L.C.,
                      BSRT Airways Plaza L.L.C.,
                      BSRT Peachtree Pointe L.L.C.,
                      BSRT Avalon Center L.L.C.,
                      BSRT Sand Lake Tech Center L.L.C.,
                      BSRT Park Center L.L.C.,
                      BSRT Metric Plaza L.L.C., and
                      BSRT University Corporate Center L.L.C., as
Borrower, and the Capital Company of America, as Lender. (5)

     4.6              First Amendment to Loan Agreement dated
September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (1)

     4.7 Loan Agreement dated May 22, 1998 between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and the Capital Company of America, as Lender. (5)

     4.8              First Amendment to Loan Agreement dated
September 11, 1998 between BSRT Lexington B Corp., and BSRT Lexington Trust, as Borrower and the Capital Company of America LLC, as Lender. (1)

     EXHIBIT INDEX
     -------------

     4.9              Loan Agreement dated June 22, 1998 between
Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (5)

     4.10             First Amendment to Loan Agreement dated
September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and
Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (1)

     10.1             Employment Agreement of Leonard G. Levine as of
October 1, 1997.  (7)

     10.2             Employment Agreement of Joel L. Teglia dated
December 31, 1998. *

     10.3             Employment Agreement of Neil Hansen dated
December 31, 1998. *

     10.4             Employment Agreement of Jay Schmidt dated
December 31, 1998. *

     10.5             1997 Omnibus Stock and Incentive Plan dated July 9,
1997. (8)

     10.6 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (3)

     10.7             Registration Rights Agreement dated as of
October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (3)

     10.8             Registration Rights Agreement dated as of
October 1, 1997 between Banyan Strategic Realty Trust and Leonard G.
Levine. *

     21               Subsidiaries of Banyan Strategic Realty Trust *

     23               Consent of Ernst & Young LLP *

     27               Financial Data Schedule *

     99.2             Press Release dated February 17, 1999 *


--------------------

      *               Filed herewith.

     (1) Incorporated by reference from the Trust's Form 8-K/A-1 dated August 14, 1998.

     (2)              Incorporated by reference from the Trust's
Registration Statement on Form S-11 (file number 33-4169).

     (3) Incorporated by reference from the Trust's Form 8-K dated October 14, 1997.

     (4) Incorporated by reference from the Trust's Form 10-K/A for the year ended December 31, 1997.

     (5) Incorporated by reference from the Trust's Form 8-K dated May 22, 1998.

     (6) Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

     (7) Incorporated by reference from the Trust's Form 10-K dated December 31, 1997.

     (8) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.