Form 10-K405/A
period 1998-12-31
BANYAN STRATEGIC REALTY TRUST
filed 1999-04-30
CIK 790817

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K405/A
                               AMENDMENT NO. 1

              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1998                             Commission File Number 0-15465



                        Banyan Strategic Realty Trust
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Massachusetts                         36-3375345
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)


     150 South Wacker Drive, Chicago, IL                       60606
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number including area code         (312) 553-9800


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:


                                  PART III

      Item 10.    Trustees and Executive Officers of the Registrant.
                  Page 68.

      Item 11.    Executive Compensation.  Page 68.

      Item 12. Security Ownership of Certain Beneficial Owners and Management. Page 68.

      Item 13.    Certain Relationships and Related Transactions.
                  Page 68.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BANYAN STRATEGIC REALTY TRUST


                              By:   /s/ Leonard G. Levine
                                    Leonard G. Levine
                                    President and Trustee



Dated:  April 29, 1999

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

                                  PART III

ITEM 10.  OUR TRUSTEES AND EXECUTIVE OFFICERS

     The trustees and executive officers of the Trust are as follows:

      Walter E. Auch, Sr.           Trustee
      Norman M. Gold                Trustee
      Marvin A. Sotoloff            Trustee
      Leonard G. Levine             President and Trustee
      Neil D. Hansen                First Vice President
      Robert G. Higgins             Vice President and Secretary/
                                    General Counsel
      Joel L. Teglia                Vice President/Chief Financial Officer
      Jay E. Schmidt                Vice President/Investments

     WALTER E. AUCH, SR. Mr. Auch, age 77, has served as an independent trustee since 1986. Mr. Auch served as the chairman and chief executive officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, Mr. Auch was executive vice president, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Pimco Advisors L.P., Geotek Communications, Inc., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Crimson Partners Funds and the Nicholas Applegate Funds and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch is also a director of Semele Group, Inc. and Legend Properties, Inc.

     NORMAN M. GOLD. Mr. Gold, age 68, has served as an independent trustee since 1986. Mr. Gold is a partner in the law firm of Altheimer & Gray and has practiced law for over forty years, concentrating in tax, corporate and real estate law. Mr. Gold is also a trustee of New Plan Excel Realty Trust. He is a certified public accountant and a member of the Chicago and American Bar Associations.

     MARVIN A. SOTOLOFF. Mr. Sotoloff, age 55, has served as an independent trustee since 1986. Mr. Sotoloff has served as the executive managing director of Julien J. Studley, Inc., an international corporate real estate advisory firm, since 1998. Prior to joining Julien J. Studley, Mr. Sotoloff was chief executive officer and chairman of the board of Equity Resources, Inc., a firm that specialized in commercial real estate brokerage and developing and managing commercial real estate. Prior to joining Equity Resources, Mr. Sotoloff was regional vice president of Premisys Real Estate Services, Inc., a subsidiary of the Prudential Realty Group. A licensed real estate broker, Mr. Sotoloff is a past president of the Chicago Office Leasing Brokers Association and is a licensed attorney and a member of the Illinois and Pennsylvania Bar Associations.

     LEONARD G. LEVINE. Mr. Levine, age 52, has been our president since 1990 and a trustee since 1998. Mr. Levine also served as a trustee from September, 1986 until February 1990. Mr. Levine received a bachelors of science/bachelors of arts degree in accounting from Roosevelt University and a masters degree in taxation from DePaul University. Mr. Levine previously served as president of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund), Banyan Short Term Income Trust and Semele Group, Inc. (f/k/a Banyan Strategic Land Fund II) (collectively, the "Banyan Funds") and BSRT Management Corp. Mr. Levine is a certified public accountant and a licensed real estate broker. Mr. Levine is the father of Adam Levine, one of our employees.





                                   68 (a)

      NEIL D. HANSEN. Mr. Hansen, age 52, has been our first vice president since 1991 and oversees our asset management group. Mr. Hansen received a B.S. degree in finance from the University of Illinois and a master of management degree from Northwestern University. Mr. Hansen previously served as First Vice President of each of the Banyan Funds and BSRT Management Corp. Mr. Hansen is a certified public accountant.

     ROBERT G. HIGGINS. Mr. Higgins, age 47, has served as our vice president and general counsel since 1992 and as secretary since 1995. Mr. Higgins received a B.A. degree in government from the University of Notre Dame and a J.D. degree from Loyola University of Chicago. Mr. Higgins concentrates his practice in the areas of real estate development, finance, acquisition, land use, sales, lending and general corporate business practice. Mr. Higgins previously served as vice president, general counsel and secretary of each of the Banyan Funds and BSRT Management Corp. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. Mr. Higgins practices law as a sole practitioner.

     JOEL L. TEGLIA. Mr. Teglia, age 37, has served as our vice president and chief financial officer since 1994. Prior to his appointment, Mr. Teglia provided various services to us in his capacity as controller for BSRT Management Corp. (f/k/a Banyan Management Corp.), a position that he held from 1991 to 1994. He received a B.A. degree in accounting from the University of Notre Dame. Mr. Teglia previously served as vice president and chief financial officer of each of the Banyan Funds and BSRT Management Corp. Mr. Teglia is a certified public accountant.

     JAY E. SCHMIDT. Mr. Schmidt, age 48, has served as our vice president of investments since 1995. From 1992 to 1995, he served as vice
president of investments for BSRT Management Corp.   Mr. Schmidt received a
B.A. degree from Franklin and Marshall College and a J.D. degree from the University of Wisconsin. He is a licensed real estate broker and an attorney admitted to the bar in the State of Wisconsin.

ITEM 11.  EXECUTIVE COMPENSATION

     A.  INDEPENDENT TRUSTEE COMPENSATION

     Each independent trustee is paid an annual fee of $20,000, payable quarterly, plus $1,000 for each board meeting, including meetings of board committees, attended in person and $500 an hour for each Board meeting, including committee meetings held by telephonic conference call. Each independent trustee is also reimbursed for out-of-pocket expenses incurred in attending board meetings. We also award each person serving as an independent trustee an option to purchase 2,000 of our common shares ten days after each annual meeting. All options granted to the independent trustees vest and become exercisable in the following installments: (1) 50% on the first anniversary of the grant; and (2) 50% on the second anniversary of the grant.

     B.  EXECUTIVE COMPENSATION

      This table shows compensation paid to our chief executive officer and our next three most highly compensated executive officers during the last three years.















                                   68 (b)

                                                                           Long-Term Compensation
                                                                   ------------------------------------
                                      Annual Compensation                   Awards             Payouts
                                 -------------------------------   ------------------------   ---------
  (a)                    (b)       (c)        (d)         (e)          (f)           (g)         (h)         (i)
                                                                                 Securities
                                                         Other                      Under-                   All
                                                         Annual    Restricted       lying                   Other
                                  Salary                 Compen-      Stock        Options/      LTIP       Compen-
Name                     Year      (2)       Bonus       sation      Award(s)       SARS(#)     Payouts     sation
----                     ----     ------     -----       -------   ----------    ----------     -------     -------
Leonard G. Levine,
  President and
  Chief Executive
  Officer                1998   $206,100   $146,382
                         1997   $195,540                           $2,319,292
                         1996   $189,247                               $7,700                   $66,985

Jay E. Schmidt
  Vice President-
  Investments            1998   $170,307    $41,908
                         1997   $165,281    $35,000
                         1996   $154,615    $35,000

Neil D. Hansen
  First Vice President   1998   $205,860    $48,990
                         1997   $192,546    $20,000
                         1996

Joel L. Teglia
  Vice President and
  Chief Financial
  Officer                1998   $126,825    $30,755
                         1997    $95,160    $10,000
                         1996

(1)   As of the fiscal year ended December 31, 1998, Mr. Levine owned 512,504 shares of beneficial interest which he is restricted from transferring except in compliance with the registration requirements of federal and state securities law.  The value of these shares as of December 31,1998, without any discount for the transfer restrictions was $2,882,835.

(2)   Includes the lesser of 3% of base compensation or $4,800 which was contributed by us to each employee's
401(k) plan.





                                                       68 (c)

EMPLOYMENT AGREEMENTS.

     MR. LEVINE. We have entered into an employment agreement with Mr. Levine, our president and chief executive officer. This contract has a term expiring on December 31, 2001. The agreement, was signed on March 11, 1998, but became retroactively effective as of October 1, 1997. Under the agreement, we pay Mr. Levine a base salary equal to $200,000 per year through December 31, 1999 increasing to $210,000 per year during the last two years of the agreement. In addition, Mr. Levine may earn incentive compensation during each year of the agreement equal to 62.5% of the base salary for that year, subject to us achieving certain predetermined levels of "funds from operations" increased by .03 for each one percentage point that our actual per share "funds from operations" exceed the target and decreased (but not below zero) by .04 for each one percentage point our actual per share "funds from operations" is below the target amount. The first period for which this incentive compensation was earned was the fifteen months from October 1, 1997 through December 31, 1998. For the fifteen months ended December 31,1998, this target was $0.95 per share.
Our actual "funds from operations" for this period was $0.935 per share. For this first period, the base salary used in calculating the bonus was $250,000 comprised of $50,000 for the last three months of 1997 and $200,000 for 1998. Thus, Mr. Levine earned incentive compensation equal to $146,382 for the fifteen months ended December 31,1998. We have also granted Mr. Levine non-qualified stock options to purchase an aggregate of 350,000 shares of our common shares of beneficial interest at an exercise price equal to $5.50 per share.

     Options to purchase 100,000 of these shares vested and became exercisable when we signed the agreement with Mr. Levine. Options to purchase an additional 100,000 shares will vest and become exercisable in 25,000 share increments at the end of each calendar year of the agreement with the first increment of 25,000 shares having vested and become exercisable on December 31, 1998 and the second increment will vest and become exercisable on December 31,1999. Options to purchase an additional 50,000 shares will vest and become exercisable if, during any consecutive thirty (30) trading days during the term of the agreement, the closing price of our common shares averages at least $8.50 per share. Options to purchase an additional 100,000 shares will vest and become exercisable on a proportionate basis if, during any thirty (30) consecutive trading days during the term of the agreement, the closing price of the our shares averages more than $8.50 per share with full vesting occurring with respect to 75,000 shares if the closing price averages $9.00 per share, and $10.00 per share with respect to the other 25,000 shares. As of December 31,1998, none of the options subject to the performance of our share price has vested.

     The number of shares underlying the options and the exercise price of each option are subject to adjustment from time to time if we: (i) issue or sell additional common shares in exchange for consideration at a price less than the prevailing market price of our shares; (ii) issue or sell warrants with exercise prices less than the prevailing market price; (iii) declare a dividend or otherwise make a distribution to our shareholders in the form of additional common shares; (iv) subdivide our outstanding common shares into a larger number of common shares; or (v) combine our outstanding common shares into a smaller number of common shares. Mr. Levine must exercise the options by October 1, 2007, except that if he dies or becomes permanently disabled during the term of the agreement, then all options which have vested must be exercised within one year of death or permanent disability. Upon Mr. Levine's death or permanent disability, all options not yet vested, but which would vest within six months either by passage of time or satisfaction of the various performance standards, will be deemed vested and become exercisable within the same one-year time period.








                                   68 (d)

     The agreement also requires us to provide Mr. Levine with both life and disability insurance benefits during the term of the agreement, as well as all non-wage benefits we provide to our other salaried employees. We have the right to terminate Mr. Levine's employment within thirty (30) calendar days after we file our annual report on Form 10-K with the Securities and Exchange Commission for the preceding year if we do not achieve certain earnings before interest, taxes, depreciation and amortization, or EBITDA for short, targets for that year. For the fifteen months ended December 31,1998, this earnings target was $1.54 per basic common share. Our actual EBIDTA for this period was $1.94 per share. We may also terminate Mr. Levine for "Just Cause." For purposes of the agreement, "Just Cause" exists if Mr. Levine is convicted of, or has a civil judgment rendered against him for theft or embezzlement of our property, is convicted of a felony resulting in injury to our business property or reputation, or if a civil judgment is rendered that Mr. Levine breached his duty of loyalty to us or if an arbitrator determines that Mr. Levine has refused to perform, or willfully failed to perform, his material duties under the agreement or committed intentional acts that caused material damage to our business or properties or performed his material duties in a manner that constituted gross negligence. Mr. Levine has the right to terminate the agreement upon ninety (90) days' notice to us for any reason (the "Notice Termination"), or upon a "Change of Control" or "Constructive Termination." For these purposes, a "Change of Control" occurs if the members of our board as of October 1, 1997 fail to constitute a majority of the members of the board, except for individuals consented to by Mr. Levine, or if our shareholders adopt a plan of liquidation or take other action having the effect of a plan of liquidation without the recommendation and approval of our board. A "Constructive Termination" occurs if Mr. Levine's authority is materially reduced or if there is a material adverse change in his working conditions or we require him to relocate from the Chicago metropolitan area. If Mr. Levine terminates the agreement upon a "Change of Control" or is deemed to suffer a "Constructive Termination," we will be obligated to pay Mr. Levine all amounts that could have been paid under the agreement including all incentive compensation. Additionally, all of the options that we granted to Mr. Levine when we signed the agreement will become vested and immediately exercisable. If Mr. Levine is not in our employ on January 1, 2002 pursuant to a written employment agreement, and has not then died or become permanently disabled, we are obligated to pay Mr. Levine $210,000, unless we had previously terminated the agreement either due to our failing to achieve certain performance standards or for "Just Cause" or if the agreement is terminated by Mr. Levine by a "Notice Termination."

     MESSRS. HANSEN, SCHMIDT AND TEGLIA. We have also entered into employment agreements with each of Messrs. Hansen, Schmidt and Teglia. These agreements were signed on March 4, 1999 but became effective as of December 31, 1998. Pursuant to these agreements, we will pay Mr. Hansen an annual base salary of $213,040; we will pay Mr. Schmidt an annual base salary of $176,680; and we will pay Mr. Teglia an annual base salary of $138,240. We may award each executive a bonus, or other compensation, but are under no obligation to do so. Each executive is eligible for all non-wage benefits we offer to our salaried employees and will be reimbursed for reasonable business expenses. Additionally, pursuant to each agreement, we will indemnify and hold harmless each executive from liabilities each may incur as a result of performing his duties under their respective employment agreements.

     Each employment agreement expires on December 31, 1999 but is automatically renewed for successive one-year periods unless either party delivers at least ninety (90) days' written notice to the contrary. We have the option of terminating each agreement if we undergo a "Change in Control." We may also terminate each executive for "Just Cause." For purposes of these agreements, these terms have the same meaning ascribed to these terms under Mr. Levine's agreement. Each of Messrs. Hansen, Schmidt and Teglia may terminate his respective employment agreement at any time by giving us at least ninety (90) days' written notice.




                                   68 (e)

     If we terminate an employment agreement for "Just Cause" or if any of Messrs. Hansen, Schmidt or Teglia exercises his right to terminate the agreement, we will have no further obligations under the terminated agreement. If, however, we terminate an agreement other than for "Just Cause" or the expiration of the term, we are required to pay the terminated executive the salary he was due to earn during the remainder of his term plus the salary he would have earned for the twelve months following the expiration of the term. Additionally, we are required to provide the terminated executive coverage, at our expense, under our group health and life insurance policies for the same period. Further, if we terminate an employment agreement due to a "Change in Control," we are required to pay the terminated executive an amount equal to the executive's incentive bonus (if any) for our most recently completed fiscal year. If we do not renew an employment agreement, we are required to pay the executive severance in an amount equal to one-half of the executive's salary.

Stock Option Grants

     This table shows options to purchase shares of beneficial interest we granted during 1998 to our chief executive officer and our three most highly compensated executive officers.
















































                                   68 (f)

                                       STOCK OPTION GRANTS IN 1998 FISCAL YEAR
                                       ---------------------------------------
                                                                                               Potential Realized
                                                                                                Value at Assumed
                                                                                              Annual Rates of Stock
                                                                                               Price Appreciations
                                                                                                for Option Term
                                                                                            -----------------------
  (a)                          (b)           (c)            (d)              (e)                (f)           (g)
                            Number of       % of
                           Securities   Total Options
                           Underlying    Granted to
                             Options    Employees in    Exercise or
Name                         Granted     Fiscal Year    Base Price     Expiration Date          5%            10%
----                       ----------   -------------  ------------    ---------------       --------      --------
Leonard G. Levine. . . .       --           --              --                --                --            --
Jay E. Schmidt . . . . .     16,000        14%            $5.375          Dec. 1, 2008        $54,085      $137,062
Neil D. Hansen . . . . .     16,000        14%            $5.375          Dec. 1, 2008        $54,085      $137,062
Joel L. Teglia . . . . .     14,000        12%            $5.375          Dec. 1, 2008        $47,324      $119,929

                            AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE
                            ------------------------------------------------------------
(a)                                      (b)                 (c)               (d)               (e)
                                                                            Number of
                                                                           Securities         Value of
                                                                           Underlying        Unexercised
                                                                           Unexercised      In-the-Money
                                                                         Options/SARS at   Options/SARs at
                                                                           FY-End (#)        FY-End ($)
                                       Shares
                                     Acquired on            Value         Exercisable/       Excisable/
Name                                  Exercise            Realized        Unexercisable     Unexercisable
----                                 -----------          ---------       -------------     -------------
Leonard G. Levine                        --                  --                --                --

Jay E. Schmidt                          1,665              $4,444            6,667/              $0/
                                                                             32,668            $9,153

Neil D. Hanson                          1,665              $3,820            6,667/              $0/
                                                                             32,668            $9,153

Joel L. Teglia                          1,665              $3,820            5,000/              $0/
                                                                             27,335            $8,653

                                                       68 (g)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 29, 1999 regarding the number and percentage of our outstanding common shares beneficially owned by: (i) each trustee; (ii) each executive officer; and
(iii) all trustees and executive officers as a group. The table also sets forth information as of December 31, 1998 with respect to any person known to us to be the beneficial owner of more than five percent of our outstanding common shares. Information with respect to Morgens Waterfall Income Partners, L.P., Magten Asset Management Corp. and FMR Corp. listed in the table below, including the notes, is based solely on copies of statements filed under Section 13(d) or 13(g) of the Exchange Act, and we have not independently confirmed this information. Share amounts and percentages shown for each person or entity are adjusted to give effect to common shares that are not outstanding but may be acquired by a person or entity upon exercise of all options exercisable by such entity or person within sixty days of the date of the date hereof. However, those common shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding common shares beneficially owned by any other person.

                                             Number of
                                           Common Shares
Name and Address of                        Beneficially         Percent
Beneficial Owner                               Owner           of Class
-------------------                        -------------       ---------

Morgens Waterfall Income Partners,          2,192,501            16.4%
  L.P. (1)
    Restart Partners, L.P.
    Restart Partners II, L.P.
    Restart Partners III, L.P.
    Restart Partners IV, L.P.
    Restart Partners V, L.P.
    Endowment Restart, L.L.C.
    10 East 50th Street
    New York, NY  10022

Magten Asset Management Corp. (2)           1,164,500            8.7%
    Mellon Bank, N.A. as Trustee for
    the General Motors Employees
    Domestic Group Pension Trust
    General Motors Investment
    Management Corporation
    350 East 21st Street
    New York, New York  10010

FMR Corp. (3)                               1,038,050            7.8%
    Fidelity Management & Research
    Company
    Fidelity Low-Priced Stock Fund
    Fidelity Management Trust Company
    Edward C. Johnson 3d
    Abigail P. Johnson
    82 Devonshire St., Boston, MA 02109

Leonard G. Levine,                            637,504            4.7%
  President (4) (5)

Neil D. Hansen,                                17,578              *
  First Vice President (4)

Jay E. Schmidt,                                 5,981              *
  Vice President (4)

Robert G. Higgins,                              6,175              *
  Vice President, General Counsel
  and Secretary (4) (6)


                                   68 (h)

                                             Number of
                                           Common Shares
Name and Address of                        Beneficially         Percent
Beneficial Owner                               Owner           of Class
-------------------                        -------------       ---------

Joel L. Teglia,                                3,609               *
  Chief Financial Officer (4)

Walter E. Auch, Sr.                            1,000               *

Norman M. Gold                                 1,000               *

Marvin A. Sotoloff                             1,000               *

All Trustees and Executive                   673,847             5.0%
  Officers of the Trust,
  as a group (eight persons) (5)

* less than 1%

(1) Does not include the conversion of a $7.4 million loan which is outstanding and is convertible into shares of our convertible preferred stock at a price of $100 per share, which may, in turn, be converted into our common shares at a price of $5.15 per share. Certain affiliates of Morgens Waterfall Income Partners, L.P. have filed reports with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of the date of this prospectus: (i) Morgens Waterfall Income Partners, L.P. owns 83,315 common shares; (ii) Restart Partners, L.P. owns 418,768 common shares; (iii) Restart Partners II, L.P. owns 692,830 common shares; (iv) Restart Partners III, L.P. owns 482,350 common shares; (v) Restart Partners IV, L.P. owns 304,758 common shares; (vi) Restart Partners V, L.P. owns 100,855 common shares; (vii) Endowment Restart, L.L.C. owns 109,625 common shares. Although John C. Waterfall and Edwin H. Morgens do not directly own any common shares, each of them may be deemed an indirect beneficial owner of 2,192,501 common shares by virtue of their effective control over the operation of each of the affiliated entities listed above. Furthermore, Morgens Waterfall Capital, L.L.C. may be deemed an owner of 83,315 common shares by virtue of its position as general partner of Morgens Waterfall Income Partners, L.P.

(2) According to filings made with the SEC, Magten Asset Management Corp. ("Magten") is an investment advisor registered under the Investment Advisors Act of 1940. Magten has filed reports with the SEC pursuant to
Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. Magten has shared dispositive power over 1,897,605 common shares, and shared voting power over 1,436,005 common shares. The General Motors Employees Domestic Group Pension Trust (the "GM Trust") receives investment management services from General Motors Investment Management Corporation (the "GM Advisor"), an investment advisor registered under the Investment Advisors Act of 1940. Magten provides investment management services to the GM Trust. The GM Trust and the GM Advisor have shared voting and dispositive power over 651,055 common shares, or 4.9% of the outstanding common shares. Each of the GM Trust and the GM Advisor disclaims beneficial ownership of these common shares.

(3) FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson (who together with other members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp.) have filed reports with





                                   68 (i)
      the SEC pursuant to Section 13(d) of the Exchange Act, indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of the date of this prospectus, Fidelity Management & Research Company, an investment advisor registered under the Investment Advisors Act of 1940, and Fidelity Low-Priced Stock Fund, an investment company which Fidelity Management & Research Company serves as investment advisor, owned 991,750 common shares or 7.47% of the outstanding common shares. Edward C. Johnson 3d and FMR Corp. each has sole dispositive power over these 991,750 common shares, but neither has sole voting power over these common shares. As of the date of this prospectus, Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., owned 118,800 common shares or .9% of the outstanding common shares as a result of serving as investment manager of institutional accounts. Edward C. Johnson 3d and FMR Corp. each has voting and dispositive power over these 118,800 common shares.

(4) The business address for each of Messrs. Hansen, Higgins, Levine, Schmidt and Teglia is 150 S. Wacker Drive, Suite 2900, Chicago, Illinois 60606.

(5)   Includes options to purchase 125,000 common shares.

(6) Includes 879 common shares owned by Mr. Higgins' daughter. Mr. Higgins disclaims beneficial ownership of these common shares.

     Based on Schedules 13D as filed with the Securities and Exchange Commission, Morgens and Magten have decided to solicit the support of our Trustees and management to identify and pursue strategic alternatives for our company, including holding joint discussions with our Trustees and management for this purpose. Morgens and Magten may hold discussions, individually or jointly, with other of our shareholders as well. If Morgens and Magten are not satisfied with the results of their discussions with our management and Trustees, Morgens and Magten will consider what further actions, if any, they will take. Such further actions could include working together to propose and solicit proxies in favor of a slate of candidates to stand for election at our upcoming 1999 Annual Meeting of Shareholders in opposition to the slate nominated by our Trustees. These candidates would promise to seek strategic alternatives for our company (including a merger, stock or asset sale or liquidation) if elected.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 1998, we paid no salary to, but purchased legal services from, Robert G. Higgins, our vice president, secretary and general counsel, in the aggregate amount of $391,400. We also provide Mr. Higgins with office space and equipment. Mr. Higgins does not pay any rent for the use of office space and equipment. Instead, Mr. Higgins provides us with a 20% discount for all time Mr. Higgins and his employees bill to us. Mr. Higgins also reimburses us for the cost of two full-time and certain part-time employees. For the fiscal year ended December 31, 1998, Mr. Higgins reimbursed us for a total of $161,129. In addition, during the fiscal year ended December 31, 1998, we paid Adam Levine, the son of our president, chief executive officer and trustee, Leonard G. Levine, $71,415 plus options, exercisable for ten years, to purchase 6,000 shares at $5.375 per share for services rendered to us as an employee. We also provided Adam Levine with benefits customarily provided to our other employees.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1)   Financial Statements of the Company are set forth in this
report in Item 8.



                                   68 (j)

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

























































                                   68 (k)