Form 10-Q
period 1999-03-31
BANYAN STRATEGIC REALTY TRUST
filed 1999-05-14
CIK 790817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

150 South Wacker Drive, Chicago, IL                     60606
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code    (312) 553-9800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

Shares of beneficial interest outstanding as of May 12, 1999: 13,432,587.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BANYAN STRATEGIC REALTY TRUST


                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  March 31,   December 31,
                                                                                    1999         1998
                                                                                  ---------    ---------
ASSETS

Investment in Real Estate, at cost:
  Land ........................................................................   $  38,600    $  38,600
  Building ....................................................................     172,554      172,554
  Building Improvements .......................................................      11,201        9,654
                                                                                  ---------    ---------
                                                                                    222,355      220,808
  Less: Accumulated Depreciation ..............................................     (12,827)     (11,399)
                                                                                  ---------    ---------
                                                                                    209,528      209,409
                                                                                  ---------    ---------

Cash and Cash Equivalents .....................................................       2,332        3,731
Restricted Cash - Capital Improvements ........................................       1,712        1,407
Restricted Cash - Other .......................................................       1,807        1,250
Interest and Accounts Receivable ..............................................       1,544        1,544
Deferred Financing Costs (Net of Accumulated Amortization of $1,311 and $1,246,
  respectively) ...............................................................       1,880        1,893
Other Assets ..................................................................       3,536        3,356
                                                                                  ---------    ---------

Total Assets ..................................................................   $ 222,339    $ 222,590
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage Loans Payable ........................................................   $ 122,740    $ 123,108
Bonds Payable .................................................................      21,091       21,140
Unsecured Loan Payable ........................................................       7,400        7,400
Accounts Payable and Accrued Expenses .........................................       2,032        2,625
Accrued Real Estate Taxes Payable .............................................       1,544          967
Accrued Interest Payable ......................................................         674          636
Unearned Revenue ..............................................................       1,034          758
Security Deposits .............................................................       1,360        1,373
                                                                                  ---------    ---------

Total Liabilities .............................................................     157,875      158,007
                                                                                  ---------    ---------

Minority Interest in Consolidated Partnerships ................................       2,192        2,149

Shareholders' Equity
Shares of Beneficial Interest, No Par Value, Unlimited Authorization;
  14,954,187 and 14,912,495 Shares Issued, respectively .......................     120,080      119,872
Accumulated Deficit ...........................................................     (50,442)     (50,072)
Treasury Shares at Cost, 1,522,649 Shares .....................................      (7,366)      (7,366)
                                                                                  ---------    ---------

Total Shareholders' Equity ....................................................      62,272       62,434
                                                                                  ---------    ---------

Total Liabilities and Shareholders' Equity ....................................   $ 222,339    $ 222,590
                                                                                  =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST

                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                  1999        1998
                                                                --------    --------
REVENUE
  Rental Income .............................................   $  9,196    $  7,554
  Operating Cost Reimbursement ..............................        998         756
  Miscellaneous Tenant Income ...............................        188         191
  Income on Investments and Other Income ....................         46          63
                                                                --------    --------

Total Revenue ...............................................     10,428       8,564
                                                                --------    --------

EXPENSES
  Property Operating ........................................      1,326       1,359
  Repairs and Maintenance ...................................      1,146         913
  Real Estate Taxes .........................................        775         553
  Interest ..................................................      2,890       1,860
  Ground Lease ..............................................        235         239
  Depreciation and Amortization .............................      1,584       1,061
  General and Administrative ................................      1,055       1,034
  Amortization of Deferred Financing Costs ..................         65          72
                                                                --------    --------

Total Expenses ..............................................      9,076       7,091
                                                                --------    --------

Income Before Minority Interest .............................      1,352       1,473
Minority Interest in Consolidated Partnerships ..............       (114)       (116)
                                                                --------    --------

Net Income ..................................................   $  1,238    $  1,357
                                                                ========    ========

Earnings Per Share of Beneficial Interest - Basic and Diluted   $   0.09     $ 0 .10
                                                                ========    ========






The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST

                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                 Shares of
                            Beneficial Interest
                         -----------------------  Accumulated    Treasury
                           Shares       Amount      Deficit        Shares        Total
                         ----------   ----------   ----------    ----------    ----------
Shareholders' Equity,
 January 1, 1999 .....   14,912,495   $  119,872   $  (50,072)   $   (7,366)   $   62,434

Issuance of Shares,
 net of issuance costs       41,692          208         --            --             208

Net Income ...........         --           --          1,238          --           1,238

Distributions Paid ...         --           --         (1,608)         --          (1,608)
                         ----------   ----------   ----------    ----------    ----------

Shareholders' Equity,
 March  31, 1999 .....   14,954,187   $  120,080   $  (50,442)   $   (7,366)   $   62,272
                         ==========   ==========   ==========    ==========    ==========

















The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST

                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .............................................   $  1,238    $  1,357
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities:
   Depreciation and Amortization .......................      1,649       1,133
   Minority Interest in Consolidated Partnerships ......        114         116
   Net Change In:
    Restricted Cash - Other ............................       (557)       (322)
    Interest and Accounts Receivable ...................       --            69
    Other Assets .......................................       (311)       (184)
    Accounts Payable and Accrued Expenses ..............       (593)         43
    Accrued Interest Payable ...........................         38         259
    Accrued Real Estate Taxes Payable ..................        577         453
    Unearned Revenue ...................................        276          42
    Security Deposits ..................................        (13)        335
                                                           --------    --------
Net Cash Provided By Operating Activities ..............      2,418       3,301
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets ....................       --        (8,957)
  Additions to Investment in Real Estate ...............     (1,547)       (684)
  Earnest Money Deposits ...............................        (25)       (360)
  Restricted Cash - Capital Improvements ...............       (305)        (31)
                                                           --------    --------
Cash Used In Investing Activities ......................     (1,877)    (10,032)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Bonds and Loans Payable ................       --         7,750
  Distributions To Minority Partners ...................        (71)        (55)
  Deferred Financing Costs .............................        (52)       --
  Principal Payments on Mortgage Loans and Bonds Payable       (417)       (235)
  Distributions Paid to Shareholders ...................     (1,608)     (1,324)
  Shares Issued, Net of Issuance Costs .................        208         172
                                                           --------    --------
  Net Cash Provided By (Used In) Financing Activities        (1,940)      6,308
                                                           --------    --------

Net Decrease In Cash and Cash Equivalents ..............     (1,399)       (423)
Cash and Cash Equivalents at Beginning of Period .......      3,731       4,429
                                                           --------    --------

Cash and Cash Equivalents at End of Period .............   $  2,332    $  4,006
                                                           ========    ========

Supplemental Information:
  Interest Paid During the Period ......................   $  2,852    $  1,601
                                                           ========    ========





The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN STRATEGIC REALTY TRUST

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

1.   Financial Statement Presentation

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1998 which are included in the Trust's 1998 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

Reclassifications

     Certain reclassifications have been made to the previously reported 1998 consolidated financial statements in order to provide comparability with the 1999 consolidated financial statements. These reclassifications have not changed the 1998 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1999. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.


2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                                 1999          1998
                                                             -----------   -----------
     Numerator:
       Net Income ........................................   $     1,238   $     1,357
                                                             ===========   ===========

Denominator for basic earnings per weighted-average shares    13,407,319    13,251,417
       Effect of dilutive securities:
          Employee stock options .........................         5,556        23,608
          Convertible debt ...............................          --         454,728
                                                             -----------   -----------
          Dilutive potential common shares ...............         5,556       478,336

     Denominator for diluted earnings per share-adjusted
         weighted-average shares and assumed conversions .    13,412,875    13,729,753
                                                             ===========   ===========

    Basic and Diluted Earnings Per Share:
       Net Income ........................................   $      0.09   $      0.10
                                                             ===========   ===========

3.   Business Segments

     The Trust acquires and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has four operating segments corresponding to the four property types comprising its real estate assets: flex/industrial, office, residential and retail. As of March 31, 1999, the flex/industrial segment consisted of thirteen complexes with long-term leases to approximately 210 tenants; the office segment consisted of fourteen office sites with long-term leases to approximately 280 tenants; the residential segment consisted of four apartment complexes with 864 units leased principally for six months; and the retail segment consisted of one retail center with long-term leases to approximately 50 tenants. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business.

     Information by business segments is set forth below:

                                                       1999           1998
                                                     --------       --------
Revenue
  Flex/Industrial .............................      $  2,736       $  1,961
  Office ......................................         5,344          4,339
  Residential .................................         1,055          1,052
  Retail ......................................         1,271          1,180
  Corporate/Other .............................            22             32
                                                     --------       --------

                                                     $ 10,428       $  8,564
                                                     ========       ========

                                                       1999           1998
                                                     --------       --------
Income (loss) before extraordinary item
  Flex/Industrial .............................      $    528       $    817
  Office ......................................         1,321          1,259
  Residential .................................           202            196
  Retail ......................................           250            145
  Corporate/Other .............................        (1,063)        (1,060)
                                                     --------       --------

                                                     $  1,238       $  1,357
                                                     ========       ========

                                                        As of          As of
                                                      March 31,     December 31,
                                                        1999           1998
                                                      --------       --------
Total Assets
    Flex/Industrial ...........................       $ 74,581       $ 74,513
    Office ....................................        105,991        105,049
    Residential ...............................         20,917         21,038
    Retail ....................................         18,303         18,359
    Corporate/Other ...........................          2,547          3,631
                                                      --------       --------

                                                      $222,339       $222,590
                                                      ========       ========

                                                        1999           1998
                                                      --------       --------
  Depreciation and amortization
    Flex/Industrial ...........................       $    544       $    307
    Office ....................................            766            488
    Residential ...............................            141            129
    Retail ....................................            133            132
    Corporate/Other ...........................              0              5
                                                      --------       --------

                                                      $  1,584       $  1,061
                                                      ========       ========

                                                           1999           1998
                                                         --------       --------
  Interest expense
    Flex/Industrial ..............................       $    885       $    338
    Office .......................................          1,374            861
    Residential ..................................            298            301
    Retail .......................................            333            336
    Corporate/Other ..............................              0             24
                                                         --------       --------
                                                         $  2,890       $  1,860
                                                         ========       ========


                                                           1999           1998
                                                         --------       --------
  Additions to Investment in Real Estate
    Flex/Industrial ..............................       $    406       $     87
    Office .......................................          1,058          9,421
    Residential ..................................             78             84
    Retail .......................................              5             49
                                                         --------       --------

                                                         $  1,547       $  9,641
                                                         ========       ========
4.  Subsequent Events

     Distributions

     On April 5, 1999, the Trust declared a cash distribution for the quarter ended March 31, 1999 of $0.12 per share payable May 21, 1999 to shareholders of record on April 21, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     o    general real estate investment risks;

     o    lack of operating history associated with recent acquisitions;

     o    potential inability to raise capital by either equity or debt;

     o    potential inability to repay or refinance indebtedness at maturity;

     o    increases in interest rates;

     o    competition for property acquisitions;

     o    adverse consequences of failure to qualify as a REIT; and

     o    possible environmental liabilities.

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the annual report on Form 10-K for the year ended December 31, 1998 for a more complete discussion.

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, that acquires, owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries, and BSRT UPREIT Corp., the General Partner of the Operating Partnership. As of March 31, 1999, we were the sole owner of both BSRT UPREIT Limited Partnership and BSRT UPREIT Corp.

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

Results of Operations

     As of March 31, 1999, we owned individually, or, in some cases through joint ventures, thirty-two properties consisting of:

     o thirteen flex/industrial properties totaling 1,841,000 rentable square feet;

     o    fourteen office properties totaling 1,545,600 rentable square feet;

     o    four apartment complexes containing 864 units;

     o    one retail center which contains 321,600 rentable square feet.

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

     During the three months ended March 31, 1999 and 1998 our net income totaled approximately $1.2 million ($0.09 per basic common share) and approximately $1.4 million ($0.10 per basic common share), respectively. The approximate $0.2 million decrease resulted from expense growth of approximately $2.0 million reduced by revenue growth of approximately $1.8 million. In particular, our total revenues increased by approximately $1.8 million or 20.9% to approximately $10.4 million from approximately $8.6 million, due to an increase in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended March 31, 1999 with the results of the same properties owned during the entire three months ended March 31, 1998), total revenues decreased by approximately $0.2 million. This decrease was caused by a decrease in the occupancy at two of our properties, the Lexington Business Center and Elmhurst Metro Court. These properties were 54% and 58% occupied at March 31, 1999, respectively, compared to 93% and 90% occupancy levels at March 31, 1998. The occupancy at these two properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998. Our ability to achieve "same-store" growth in revenue in the future will be dependent on the time it takes to re-lease this and future vacant space and the rental rates at which we obtain new tenants. Furthermore, property acquisitions completed during 1998 significantly contributed to our revenue growth in the three months ended March 31, 1999. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership.

     Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease increased by approximately $0.4 million to approximately $3.5 million from approximately $3.1 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.1 million or 3.3% to approximately $2.9 million from approximately $3.0 million. Interest expense increased by approximately $1.0 million from approximately $1.9 million to approximately $2.9 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions that we completed in 1998. Depreciation and amortization expense also increased approximately $0.5 million. We attribute most of this increase to the increase in the number of properties that we own.

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

     We expect to fund our long-term liquidity needs, including monies required to acquire and develop property and funds necessary for other non-recurring capital improvements, from long-term secured and unsecured debt and through issuing debt or equity securities, including issuing units in the Operating Partnership in exchange for properties. We do not, however, have any plans to do so in the near future and we may not be able to borrow additional monies or sell additional equity in the future. We expect that we will fund a portion of the cost of buying and improving properties in the future by borrowing under our credit facilities or by mortgaging properties we acquire.

     At March 31, 1999, our assets totaled approximately $222.3 million, a decrease of approximately $0.3 million from total assets at December 31, 1998 of approximately $222.6 million. Our liabilities totaled approximately $157.9 million at March 31, 1999, a decrease of approximately $0.1 million from a total of approximately $158.0 million at December 31, 1998. Our shareholders equity decreased by approximately $0.1 million to approximately $62.3 million at March 31, 1999 from approximately $62.4 million at December 31, 1998.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $2.3 million at March 31, 1999 and approximately $3.7 million at December 31, 1998. The decrease in total cash and cash equivalents resulted from using approximately $1.9 million in investing activities and approximately $1.9 million in financing activities, while receiving approximately $2.4 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.9 million for the three months ended March 31, 1999 to approximately $2.4 million from approximately $3.3 million in 1998. This decrease is primarily due to period to period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities effecting operating activities. Net income adjusted for depreciation and amortization and minority interest increased by approximately $0.4 million to approximately $3.0 million from approximately $2.6 million for the three months ended March 31, 1999 and 1998, respectively. See Results of Operations above for further discussion of the operations of our real estate assets.

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

     For the three months ended March 31, 1999 and 1998, our properties generated FFO of approximately $2.8 million and $2.4 million, respectively. FFO increased on a year to year basis due primarily to an increase in the number of properties owned from period to period.

     FFO for the three months ended March 31, 1999 and 1998 is calculated as follows:

                                                            1999         1998
                                                          --------     --------
                                                          (Dollars in thousands)

Net Income ...........................................    $  1,238     $  1,357
Plus:
  Depreciation  and Amortization Expense .............       1,584        1,056
Less:
  Minority Interest
    Share of Depreciation and Amortization Expense ...         (56)         (63)
                                                          --------     --------

Funds From Operations ................................    $  2,766     $  2,350
                                                          ========     ========

Cash Flows Provided By (Used For):
  Operating Activities ...............................    $  2,418     $  3,301
  Investing Activities ...............................    $ (1,877)    $(10,032)
  Financing Activities ...............................    $ (1,940)    $  6,308

     Our ability to pay any distribution is influenced by the amount of money that we have available to distribute known as Funds Available for Distribution or "FAD" for short. The amount of FAD is dependent upon, among other things:

     o sustaining the operating performance of our existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located;

     o    the operating performance of future acquisitions; and

     o    our level of operating expenses.

     FAD is calculated by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. The capital reserve is $0.075 per square foot for flex/industrial properties, $0.10 per square foot for office properties, $0.15 per square foot for retail property and $200 per residential unit.

     FAD for the three months ended March 31, 1999 and 1998 is calculated as follows:

                                                         1999             1998
                                                        -------         -------
                                                         (Dollars in thousands)

Funds From Operations ..........................        $ 2,766         $ 2,350
Sraight-line Rents .............................            (25)            (75)
Lease Commissions ..............................           (307)           (137)
Capital Reserve ................................           (128)           (114)
                                                        -------         -------

Funds Available for Distribution ...............        $ 2,306         $ 2,024
                                                        =======         =======

     Cash Flows From Investing Activities: During the three months ended March 31, 1999, we used approximately $1.9 million in investing activities compared to approximately $10.0 million in the same period in 1998. Cash flow was primarily used during the three months ended March 31, 1999 to make capital improvements at our various properties in the amount of approximately $1.5 million. In comparison, during the same period in 1998, we acquired two office properties for a total of approximately $9.0 million and made capital improvements in the amount of approximately $0.7 million.

     Cash Flows From Financing Activities: During the three months ended March 31, 1999, financing activities used approximately $1.9 million compared to receiving approximately $6.3 million in the same period in 1998. During the three months ended March 31, 1999, we used cash primarily to pay distributions to shareholders of approximately $1.6 million and make principal payments on mortgage loans and bonds payable of approximately $0.4 million. The cash flows provided by financing activities for the three months ended March 31, 1998 resulted primarily from approximately $7.5 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $1.3 million.

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

     We have upgraded our networking, financial analysis, general ledger and accounts payable software programs in order to minimize the potential impact of Y2K at our headquarters. In addition, we expect to complete testing procedures that will ensure that all upgraded systems will operate subsequent to December 31, 1999. These testing procedures will include simulating operating all systems at a date after December 31, 1999. As of March 31, 1999, we have expended $41,000 on Y2K compliance issues. The vast majority of these funds have been expended on the network and computer software upgrades.

     We anticipate a total expenditure of less than $50,000 on Y2K compliance at our corporate headquarters. Based solely upon preliminary discussions with our ten property managers, we do not presently anticipate significant expenses at the property level. However, if there are significant expenditures at the property level, we will revise our projection of Y2K related costs.

     We are also assessing the operations at each of our properties in an effort to diagnose the impact that Y2K may have on property operations, particularly mechanical systems. We anticipate completing this assessment in the second or third quarter of 1999. At this time, we are gathering information to evaluate what, if any, remedial action will be necessary and the potential costs associated with the action.

     We rely on various third parties to provide property level and other administrative functions. We have sent a questionnaire to each of our property managers inquiring about their ability to address the effect of the Y2K issue on their own operations. To date, we have received responses from all of our ten property managers. Of the ten property managers, five have systems that, in their view, are Y2K compliant; three expect to become compliant by the second quarter of 1999; one expects to be compliant by the third quarter of 1999; and one is in the process of assessing its Y2K readiness.

     We intend to further verify and test each significant property manager's compliance by the third quarter of 1999. The computerized aspect of the relationship between us and our property managers is most prevalent in the accounting and reporting functions from the property level to our headquarters. We believe that the potential impact of a non-compliant property manager is minimized because we have the right to cancel our property management contracts generally on 30-day notice at no cost to us. Therefore, any property managers who may not be Y2K compliant can be replaced with a manager that has Y2K compliant systems. In spite of the above steps to verify Y2K compliance, if any property manager is unable to perform accounting functions after December 31, 1999, we expect to have the internal capability to process all accounting transactions and to produce financial statements needed to manage the properties and comply with our reporting requirements.

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

     We are also in the process of contacting our other service providers and vendors to ascertain their ability to continue to provide goods and services to us. We are developing a mechanism to continue the review and assessment of service providers and vendors on a regular basis until circumstances no longer warrant monitoring. Other than described above, the future success of our operations is not closely tied to any one third party vendor, supplier or service provider. As such, if any of these third parties fails to conduct business due to Y2K related problems, we expect to be able to contract with other third parties without experiencing any material disruption of our operations or financial condition. We cannot quantify the potential costs and uncertainties associated with potential Y2K program flaws at this time as they may relate to other organizations that we rely upon but we do not anticipate that the effect of this potential computer program flaw upon our operations will be significant.

     As of March 31, 1999, we had over 500 tenants. Our ten (10) largest tenants account for approximately twenty percent (20%) of our total projected revenues for 1999 based on properties owned as of March 31, 1999. Because of our broad tenant base, our future operations, particularly our ability to collect rent, is not closely tied to the ability of any one particular tenant to pay rent or other charges. We currently believe that there will not be a material adverse effect upon our operations or financial condition if any one tenant or small group of tenants ceases to conduct business (and pay rent) or is simply unable to pay rent on a timely-basis due to Y2K problems. However, if a large number of tenants, particularly several of the ten largest tenants, fail to pay rent for an extended period of time, our cash flow may be adversely effected. During the first quarter of 1999, we initiated contact with our 68 largest tenants to survey their plans to address Y2K related issues. This sampling includes all tenants whose annual rental payments are greater than $100,000.

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

     We have not focused our contingency planning on a "doomsday" scenario in which a near-universal malfunction of computers would have a sweeping effect upon all businesses. It is unlikely that any planning we could presently formulate would assist in the vast recovery process necessitated by this unlikely event.

Other Information

     As of March 31, 1999, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                          BANYAN STRATEGIC REALTY TRUST
                                Portfolio Summary
                                 March 31, 1999

                                                                                         Scheduled Lease Expirations
                                                                   Occu-      ------------------------------------------------
                                           Date       Square       pancy                                              After
                                         Acquired    Footage         %          1999         2000         2001         2001
                                         --------   ---------    ---------    ---------    ---------    ---------    ---------
Flex/Industrial

Milwaukee Industrial Properties
Milwaukee, WI ........................    4/30/93     235,800           82%          14%          20%          11%          37%

Elmhurst Metro Court
Elmhurst, IL .........................   11/30/93     140,800           58%          18%           6%          30%           4%

Willowbrook Industrial Court
Willowbrook, IL ......................    6/16/95      84,300           97%          39%          21%          11%          26%

Quantum Business Centre
Louisville, KY .......................    9/26/95     182,300           74%          15%          21%          18%          20%

Lexington Business Center
Lexington, KY ........................   12/05/95     308,800           54%           2%          17%           9%          26%

Newtown Business Center
Lexington, KY ........................   12/05/95      87,100           67%           5%           4%          37%          21%

6901 Riverport Drive
Louisville, KY .......................   11/19/96     322,100          100%           0%          45%           0%          55%

Avalon Ridge Business Park
Norcross, GA .........................    4/24/98      57,400           73%           0%           0%           0%          73%

Tower Lane Business Park
Bensenville, IL ......................    4/27/98      95,900           90%          28%          31%          15%          16%

Metric Plaza
Winter Park, FL ......................    4/30/98      32,000          100%           0%           0%           0%         100%

Park Center
Orlando, FL ..........................    4/30/98      47,400           65%           6%           9%          25%          25%

University  Corporate Center
Winter Park, FL ......................    4/30/98     127,800          100%          12%          53%          11%          24%

Johns Creek Office and Industrial Park
Duluth and Suwanee, GA ...............    8/14/98     119,300          100%           0%           0%          50%          50%
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Sub-total ........................              1,841,000           80%           9%          23%          15%          33%
                                                    ---------    ---------    ---------    ---------    ---------    ---------

                                                                                         Scheduled Lease Expirations
                                                                   Occu-      ------------------------------------------------
                                           Date       Square       pancy                                              After
                                         Acquired    Footage         %          1999         2000         2001         2001
                                         --------   ---------    ---------    ---------    ---------    ---------    ---------
Office

Colonial Penn Building
Tampa, FL .......................        3/22/94      79,200          100%           0%         100%           0%           0%

Commerce Center f/k/a
Florida Power & Light Building
Sarasota, FL ....................        3/22/94      81,100          100%           0%           0%          11%          89%

Woodcrest Office Park
Tallahassee, FL .................       12/19/95     264,900           89%          11%          26%          13%          39%

Midwest Office Center
Oakbrook Terrace, IL ............        4/18/96      77,000           95%          18%          32%          14%          31%

Phoenix Business Park
Atlanta, GA .....................        1/15/97     110,600           71%           9%          26%          13%          23%

Butterfield Office Plaza
Oak Brook, IL ...................        4/30/97     200,800           96%          13%          26%          16%          41%

Southlake Corporate Center
Morrow, GA ......................        7/30/97      56,200          100%           0%          13%          42%          45%

University Square Business Center
Huntsville, AL ..................        8/26/97     184,700           88%          26%          15%          25%          22%

Technology Center
Huntsville, AL ..................        8/26/97      48,500          100%           0%         100%           0%           0%

Airways Plaza Office Center
Memphis, TN .....................       12/10/97      87,800           91%          87%           0%           4%           0%

Peachtree Pointe Office Park
Norcross, GA ....................        1/20/98      71,700           89%          24%          16%          15%          34%

Avalon Center Office Park
Norcross, GA ....................        3/20/98      53,300          100%           0%           0%           0%         100%

Sand Lake Tech Center
Orlando, FL .....................        4/30/98      84,100           74%           0%           0%           0%          74%

Technology Park
Norcross, GA ....................        8/14/98     145,700          100%          17%           9%          26%          48%
                                                   ---------    ---------    ---------    ---------    ---------    ---------
    Sub-total ...................                  1,545,600           91%          16%          23%          14%          38%
                                                   ---------    ---------    ---------    ---------    ---------    ---------

Retail

Northlake Tower Shopping Center
Atlanta, GA .....................        7/28/95     321,600           98%           2%          18%           2%          76%
                                                   ---------    ---------    ---------    ---------    ---------    ---------
    Total .......................                  3,708,200           86%          11%          22%          13%          40%
                                                   ---------    ---------    ---------    ---------    ---------    ---------

                                                                           Occu-
                                                  Date     Residential     pancy
                                                Acquired      Units          %
                                                --------   -----------     -----
Residential

Country Creek Apartments
Oklahoma City, OK .......................        5/22/97        320          97%

Willowpark Apartments
Lawton, OK ..............................        5/22/97        160          99%

Winchester Run Apartments
Oklahoma City, OK .......................        5/22/97        192          96%

Woodrun Village Apartments
Yukon, OK ...............................        5/22/97        192          97%
                                                                ---         ---
    Total ...............................                       864          97%
                                                                ===         ===

PORTFOLIO TOTAL (a) .....................                                    88%
                                                                            ===

(a) For purposes of calculating the weighted average occupancy for the portfolio, we converted the number of residential apartments to an equivalent square footage amount for each residential property.



                          BANYAN STRATEGIC REALTY TRUST
                           Comparison of Average Rents

                                                                        Average
                                                         Average         Market
                                                        "In Place"     Net Rents
Property Type                        Square Footage    Net Rents (1)      (2)
-------------                        --------------    -------------      ---

Flex/Industrial ..............         1,841,000         $ 5.05         $ 5.30

Office .......................         1,545,600           9.10          10.04

Retail .......................           321,600          10.79          11.73
                                       ---------         ------         ------

          Total ..............         3,708,200         $ 7.23         $ 7.83
                                       =========         ======         ======

                                                    Average Monthly                         Monthly
                                                   "In Place" Rents                       Market Rents
                                               -------------------------           ------------------------
                               Units           Per Unit          Sq. Ft.           Per Unit         Sq. Ft.
                               -----           --------          -------           --------         -------
Residential............          864             $403             $0.67              $446            $0.63
                                ====             ====             =====              ====            =====

(1) Average "In Place" Net Rents represent net operating income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.

Item 3A. Quantitative and Qualitative Disclosure About Market Risk

     We do not engage in any hedge transaction nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of March 31, 1999, we had approximately $151.2 million of outstanding long-term debt, of which $17.7 million bears interest at variable rates. The rates are adjusted on a weekly basis on $4.8 million of this debt and on a monthly basis on the remaining $12.9 million. As of March 31, 1999, the weighted-average interest rate on this variable rate debt was 6.29%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $177,000 on an annual basis.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits (see Exhibit Index included elsewhere herein).

     (b)  None.

     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


BANYAN STRATEGIC REALTY TRUST


By:      /s/ Leonard G. Levine                              Date:  May 13, 1999
         -----------------------------------
         Leonard G. Levine, President




By:      /s/ Joel L. Teglia                                 Date:  May 13, 1999
         -----------------------------------
         Joel L. Teglia, Vice President and
         Chief Financial Officer

Exhibit
 Index
 -----

3.1 Second Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993 and August 12, 1998, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

3.2       By-Laws dated March 13, 1996. (2)

3.3       BSRT UPREIT Limited Partnership Limited Partnership Agreement (3)

4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (4)

4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (5)

4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (7)

4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (6)

4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (1)

4.7 Loan Agreement dated May 22, 1998 between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and the Capital Company of America, as Lender. (6)

4.8 First Amendment to Loan Agreement dated September 11, 1998 between BSRT Lexington B Corp., and BSRT Lexington Trust, as Borrower and the Capital Company of America LLC, as Lender. (1)

4.9 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (6)

4.10 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (1)

10.1      Employment Agreement of Leonard G. Levine as of October 1, 1997. (8)

10.2      Employment Agreement of Joel L. Teglia dated December 31, 1998. (3)

10.3      Employment Agreement of Neil Hansen dated December 31, 1998. (3)

10.4      Employment Agreement of Jay Schmidt dated December 31, 1998. (3)

10.5      1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (9)

10.6 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (4)

Exhibit
 Index
 -----

10.7 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (4)

10.8 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (3)

21        Subsidiaries of Banyan Strategic Realty Trust (3)

27        Financial Data Schedule *

99.3      Press Release dated April 5, 1999*

99.4      Press Release dated May 12, 1999*



----------
*    Filed herewith.

(1)  Incorporated  by reference  from the Trust's Form 8-K/A-1  dated August 14,
     1998.

(2) Incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169).

(3) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1998.

(4)  Incorporated by reference from the Trust's Form 8-K dated October 14, 1997.

(5) Incorporated by reference from the Trust's Form 10-K/A for the year ended December 31, 1997.

(6)  Incorporated by reference from the Trust's Form 8-K dated May 22, 1998.

(7)  Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

(8)  Incorporated  by reference  from the Trust's  Form 10-K dated  December 31,
     1997.

(9) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.