Form 10-Q
period 1999-06-30
BANYAN STRATEGIC REALTY TRUST
filed 1999-08-12
CIK 790817

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

                                    OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to          .



                      Commission File Number 0-15465



                       BANYAN STRATEGIC REALTY TRUST
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



     Massachusetts                                36-3375345
-----------------------------                   -------------------
(State or other jurisdiction                    (I.R.S. Employer
incorporation or organization)                  Identification No.)



150 South Wacker Drive, Chicago, IL                     60606
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)




Registrant's telephone number including area code    (312) 553-9800




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ X ].   NO [   ].



               Shares of beneficial interest outstanding as
                     of August 11, 1999:  13,471,497.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           BANYAN STRATEGIC REALTY TRUST

                                            Consolidated Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
ASSETS
------
Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   38,600      $   38,600
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            172,554         172,554
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . .             12,246           9,654
                                                                                   ----------      ----------
                                                                                      223,400         220,808
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . .            (14,326)        (11,399)
                                                                                   ----------      ----------
                                                                                      209,074         209,409
                                                                                   ----------      ----------
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .              2,654           3,731
Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . .              1,732           1,407
Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . .              1,976           1,250
Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . .              1,280           1,544
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,377 and $1,246, respectively). . . . . . . . . . . . . . . . . . .              1,767           1,893
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,835           3,356
                                                                                   ----------      ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  222,318      $  222,590
                                                                                   ==========      ==========





                                           BANYAN STRATEGIC REALTY TRUST

                                      Consolidated Balance Sheets - CONTINUED



                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . .         $  122,382      $  123,108
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21,040          21,140
Unsecured Loan Payable . . . . . . . . . . . . . . . . . . . . . . . . . .              7,400           7,400
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .              2,216           2,625
Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . .              1,930             967
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . .                697             636
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                965             758
Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,376           1,373
                                                                                   ----------      ----------

Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            158,006         158,007
                                                                                   ----------      ----------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . .              2,216           2,149

Shareholders' Equity
Shares of Beneficial Interest, No Par Value, Unlimited Authorization;
  14,993,552 and 14,912,495 Shares Issued, respectively. . . . . . . . . .            120,290         119,872
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (50,828)        (50,072)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . .             (7,366)         (7,366)
                                                                                   ----------      ----------

Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .             62,096          62,434
                                                                                   ----------      ----------

Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . .         $  222,318      $  222,590
                                                                                   ==========      ==========




               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Operations
                                  For the Six Months Ended June 30, 1999 and 1998

                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)

                                                                                       1999             1998
                                                                                    ----------       ----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   18,334       $   16,003
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . .         1,921            1,570
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . .           570              533
  Income on Investments and Other Income . . . . . . . . . . . . . . . . . . . .            86              115
                                                                                    ----------       ----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,911           18,221
                                                                                    ----------       ----------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,643            2,711
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,272            1,876
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,473            1,239
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,779            4,230
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           465              470
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .         3,234            2,305
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         2,194            2,176
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . .           131              141
                                                                                    ----------       ----------

Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,191           15,148

Income Before Minority Interest and Extraordinary Item . . . . . . . . . . . . .         2,720            3,073

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . .          (255)            (298)
                                                                                    ----------       ----------

Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . . .         2,465            2,775
Extraordinary Item, Net of Minority Interest of $25. . . . . . . . . . . . . . .         --                (141)
                                                                                    ----------       ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,465       $    2,634
                                                                                    ==========       ==========




                                           BANYAN STRATEGIC REALTY TRUST

                                 Consolidated Statements of Operations - CONTINUED




                                                                                       1999             1998
                                                                                    ----------       ----------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.18       $     0.21
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.18       $     0.20
                                                                                    ==========       ==========

Earnings Per Share of Beneficial Interest - Assuming Dilution:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.18       $     0.20
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.18       $     0.19
                                                                                    ==========       ==========

























               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Operations
                                 For the Three Months Ended June 30, 1999 and 1998

                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)

                                                                                       1999             1998
                                                                                    ----------       ----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,138       $    8,449
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . .           923              814
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . .           382              342
  Income on Investments and Other Income . . . . . . . . . . . . . . . . . . . .            40               52
                                                                                    ----------       ----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,483            9,657
                                                                                    ----------       ----------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,317            1,352
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,126              963
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           698              686
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,889            2,370
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           230              231
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .         1,650            1,244
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         1,139            1,142
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . .            66               69
                                                                                    ----------       ----------
Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,115            8,057

Income Before Minority Interest and Extraordinary Item . . . . . . . . . . . . .         1,368            1,600

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . .          (141)            (182)
                                                                                    ----------       ----------

Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . . .         1,227            1,418
Extraordinary Item, Net of Minority Interest of $25. . . . . . . . . . . . . . .         --                (141)
                                                                                    ----------       ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,227       $    1,277
                                                                                    ==========       ==========




                                           BANYAN STRATEGIC REALTY TRUST

                                 Consolidated Statements of Operations - CONTINUED




                                                                                       1999             1998
                                                                                    ----------       ----------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.09       $     0.11
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.09       $     0.10
                                                                                    ==========       ==========

Earnings Per Share of Beneficial Interest - Diluted:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.09       $     0.10
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.09       $     0.09
                                                                                    ==========       ==========

























               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                  Consolidated Statement of Shareholders' Equity
                                      For the Six Months Ended June 30, 1999

                                                    (Unaudited)
                                              (Dollars in thousands)


                                         Shares of
                                    Beneficial Interest
                               ----------------------------       Accumulated        Treasury
                                 Shares           Amount            Deficit           Shares           Total
                               -----------      -----------       -----------      -----------      -----------
Shareholders' Equity,
 January 1, 1999 . . . . .      14,912,495        $ 119,872         $ (50,072)       $  (7,366)      $   62,434

Issuance of Shares,
  net of issuance costs. .          81,057             418              --               --                 418

Net Income . . . . . . . .           --               --                2,465            --               2,465

Distributions Paid . . . .           --               --               (3,221)           --              (3,221)
                                 ----------      ----------        ----------       ----------       ----------

Shareholders' Equity,
  June 30, 1999. . . . . .       14,993,552      $  120,290        $  (50,828)      $   (7,366)      $   62,096
                                 ==========      ==========        ==========       ==========       ==========

















               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Cash Flows
                                  For the Six Months Ended June 30, 1999 and 1998

                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                       1999             1998
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,465       $    2,634
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Extraordinary Items, Net of Minority Interest. . . . . . . . . . . . . . . . .         --                 141
Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         3,365            2,446
Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . .           255              298
Net Change In:
  Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (726)          (1,095)
  Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .           264              (97)
  Other Assets . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .           (786)            (601)
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .          (409)             417
  Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            61              307
  Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . . . .           963              990
  Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           207              625
  Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3              575
                                                                                    ----------       ----------

Net Cash Provided By Operating Activities. . . . . . . . . . . . . . . . . . . .         5,662            6,640
                                                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . . . . . . . . . . . . .         --             (37,661)
  Additions to Investment in Real Estate . . . . . . . . . . . . . . . . . . . .        (2,592)          (2,057)
  Earnest Money Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                (500)
  Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . . . .          (325)            (300)
                                                                                    ----------       ----------

Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . . . . . . .        (2,917)         (40,518)
                                                                                    ----------       ----------





                                           BANYAN STRATEGIC REALTY TRUST

                                 Consolidated Statements of Cash Flows - CONTINUED




                                                                                       1999             1998
                                                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Loans Payable. . . . . . . . . . . . . . . . . . . . .         --              88,450
  Investments From Minority Partners . . . . . . . . . . . . . . . . . . . . . .         --                 687
  Distributions to Minority Partners . . . . . . . . . . . . . . . . . . . . . .          (188)            (173)
  Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            (5)            (782)
  Principal Payments on Mortgage Loans and Bonds Payable . . . . . . . . . . . .          (826)         (51,783)
  Prepayment Penalties on Early Extinguishment of Debt . . . . . . . . . . . . .         --                (136)
  Distributions Paid to Shareholders . . . . . . . . . . . . . . . . . . . . . .        (3,221)          (2,916)
  Shares Issued, Net of Issuance Costs . . . . . . . . . . . . . . . . . . . . .           418              377
                                                                                    ----------       ----------
Net Cash Provided By (Used In) Financing Activities  . . . . . . . . . . . . . .        (3,822)          33,724
                                                                                    ----------       ----------

Net Decrease In Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . .        (1,077)            (154)
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . .         3,731            4,429
                                                                                    ----------       ----------

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . .    $    2,654       $    4,275
                                                                                    ==========       ==========

Supplemental Disclosure of Cash Flow Information:
  Interest Paid During the Period. . . . . . . . . . . . . . . . . . . . . . . .    $    5,718       $    3,923
                                                                                    ==========       ==========

Supplemental Disclosure of Non-Cash Financing Activity:
  Financing Assumed Upon Acquisition of Real Estate. . . . . . . . . . . . . . .    $    --          $    3,675
                                                                                    ==========       ==========











               The accompanying notes are an integral part of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                Notes to Consolidated Financial Statements
                               June 30, 1999

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1998 consolidated financial statements in order to provide comparability with the 1999 consolidated financial statements. These reclassifications have not changed the 1998 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1999. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 1999 and 1998:

                                                    Six Months Ended
                                               ------------------------
                                                 6/30/99       6/30/98
                                               ----------    ----------
Numerator:
  Income Before Extraordinary Item . . . . .   $    2,465    $    2,775
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --             (141)
                                               ----------    ----------

    Net Income . . . . . . . . . . . . . . .   $    2,465    $    2,634
                                               ==========    ==========

Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . .     13,428,444    13,267,394

  Effect of dilutive securities:
    Employee stock options . . . . . . . . .        5,968        33,749
    Convertible debt . . . . . . . . . . . .        --          608,562
                                               ----------    ----------

  Dilutive potential common shares . . . . .        5,968       642,311

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .   13,434,412    13,909,705
                                               ==========    ==========

                                                    Six Months Ended
                                               ------------------------
                                                 6/30/99       6/30/98
                                               ----------    ----------
Basic Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.18    $     0.21
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------
    Net Income . . . . . . . . . . . . . . .   $     0.18    $     0.20
                                               ==========    ==========

Diluted Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.18   $      0.20
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------
    Net Income . . . . . . . . . . . . . . .   $     0.18    $     0.19
                                               ==========    ==========


     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1999 and 1998:

                                                  Three Months Ended
                                               ------------------------
                                                 6/30/99       6/30/98
                                               ----------    ----------
Numerator:
  Income Before Extraordinary Item . . . . .   $    1,227    $    1,418
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --             (141)
                                               ----------    ----------
    Net Income . . . . . . . . . . . . . . .   $    1,227    $    1,277
                                               ==========    ==========

Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .   13,449,337    13,283,195

  Effect of dilutive securities:
    Employee stock options . . . . . . . . .        6,380        43,889
    Convertible debt . . . . . . . . . . . .        --          762,397
                                               ----------    ----------

  Dilutive potential common shares . . . . .        6,380       806,286

  Denominator for diluted earnings
    per share-adjusted weighted-average
    shares and assumed conversions . . . . .   13,455,717    14,089,481
                                               ==========    ==========

Basic Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.09    $     0.11
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------
    Net Income . . . . . . . . . . . . . . .   $     0.09    $     0.10
                                               ==========    ==========

Diluted Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.09    $     0.10
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------
    Net Income . . . . . . . . . . . . . . .   $     0.09    $     0.09
                                               ==========    ==========

3.  BUSINESS SEGMENTS

     The Trust acquires and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has four operating segments corresponding to the four property types comprising its real estate assets: flex/industrial, office, residential and retail. As of June 30, 1999, the flex/industrial segment consisted of thirteen complexes with long-term leases to approximately 210 tenants; the office segment consisted of fourteen office sites with long-term leases to approximately 270 tenants; the residential segment consisted of four apartment complexes with 864 units leased principally for six months; and the retail segment consisted of one retail center with long-term leases to approximately 50 tenants. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                             Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Revenue
  Flex/Industrial. . . . .  $   2,852    $  2,702   $   5,588   $   4,663
   Office. . . . . . . . .      5,352       4,731      10,696       9,070
  Residential. . . . . . .      1,103       1,043       2,158       2,095
  Retail . . . . . . . . .      1,152       1,149       2,423       2,329
  Corporate/Other. . . . .         24          32          46          64
                             --------    --------    --------    --------
                             $ 10,483    $  9,657    $ 20,911    $ 18,221
                             ========    ========    ========    ========

Income (Loss) Before
 Extraordinary Item
  Flex/Industrial. . . . .   $   640     $    922    $  1,168    $  1,739
  Office . . . . . . . . .     1,375        1,365       2,696       2,624
  Residential. . . . . . .       219          177         421         373
  Retail . . . . . . . . .       137           99         387         244
  Corporate/Other. . . . .     (1,144)     (1,145)     (2,207)     (2,205)
                             --------    --------    --------    --------
                             $  1,227    $  1,418    $  2,465    $  2,775
                             ========    ========    ========    ========


                                          As of
                              As of       Decem-
                             June 30,     ber 31,
                               1999        1998
                             --------    --------
Total Assets
  Flex/Industrial. . . . .   $ 74,303    $ 74,513
  Office . . . . . . . . .    105,724     105,049
  Residential. . . . . . .     20,891      21,038
  Retail . . . . . . . . .     18,387      18,359
  Corporate/Other. . . . .      3,013       3,631
                             --------    --------
                             $222,318    $222,590
                             ========    ========

                             Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Depreciation and
 Amortization
  Flex/Industrial. . . . .   $    549    $    413    $  1,093    $    720
  Office . . . . . . . . .        823         556       1,589       1,044
  Residential. . . . . . .        143         133         284         262
  Retail . . . . . . . . .        135         132         268         264
  Corporate/Other. . . . .      --             10       --             15
                             --------    --------    --------    --------
                             $  1,650    $  1,244    $  3,234    $  2,305
                             ========    ========    ========    ========

Interest
  Flex/Industrial. . . . .   $    889    $    669    $  1,774     $ 1,007
  Office . . . . . . . . .      1,372       1,059       2,746       1,920
  Residential. . . . . . .        296         300         594         601
  Retail . . . . . . . . .        332         335         665         671
  Corporate/Other. . . . .      --              7       --             31
                             --------    --------    --------    --------
                             $  2,889    $  2,370    $  5,779    $  4,230
                             ========    ========    ========    ========

Additions to Investment
 in Real Estate
  Flex/Industrial. . . . .   $    520    $ 26,014    $    926    $ 26,101
  Office . . . . . . . . .        402       7,627       1,460      17,048
  Residential. . . . . . .         89          98         167         182
  Retail . . . . . . . . .         34          13          39          62
                             --------    --------    --------    --------
                             $  1,045    $ 33,752    $  2,592    $ 43,393
                             ========    ========    ========    ========

4.   SUBSEQUENT EVENTS

     Distributions

     On July 7, 1999, the Trust declared a cash distribution for the quarter ended June 30, 1999 of $0.12 per share payable August 20, 1999 to shareholders of record on July 20, 1999.

     Financing

     On May 22, 1998, the Trust entered into a $7,700 loan agreement
("Pool B Loan") with the Capital Company of America ("CCA"). On June 11, 1999, CCA had the ability to require that the Trust either repay a portion of Pool B Loan or add additional collateral to the pool if the ratio of net operating income of the properties securing the loan to the principal and interest on the loan was less than 1.65: 1.00 for the twelve months following that date. On June 17, 1999, in exchange for increasing the annual interest rate on the loan from 7.07% to 7.12%, CCA agreed to extend the date of this measurement of loan coverage to July 11, 1999. On
August 4, 1999, CCA sold its rights, title, and interest in the Pool B Loan to CDC Mortgage Capital, Inc. ("CDC"). On August 10, 1999, the Trust agreed to pay $154 as a prepayment deposit and entered into an agreement with CDC whereby the Trust is required to repay the outstanding loan balance by October 11, 1999 in exchange for the full release of the collateral property. In the event that the Trust is unable to secure financing to repay the loan by October 11, 1999, the prepayment deposit will be forfeited and the interest rate on the loan will increase from 7.12% to 7.62%. In addition, CDC agreed to waive its right to require the Trust to reduce the principal of the loan or add additional collateral to the pool.

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

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, that acquires, owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries, and BSRT UPREIT Corp., the General Partner of the Operating Partnership. As of June 30, 1999, we were the sole owner of both BSRT UPREIT Limited Partnership and BSRT UPREIT Corp.

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

RESULTS OF OPERATIONS

     As of June 30, 1999, we owned individually, or, in some cases through joint ventures, thirty-two properties consisting of:

      .     thirteen flex/industrial properties totaling 1,841,000 rentable square feet;

      .     fourteen office properties totaling 1,545,600 rentable square feet;
      .     four apartment complexes containing 864 units;

      .     one retail center which contains 321,600 rentable square feet.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     During the six months ended June 30, 1999 and 1998 our net income totaled approximately $2.5 million ($0.18 per basic common share) and approximately $2.6 million ($0.20 per basic common share), respectively. The approximate $0.1 million decrease resulted primarily from expense growth of approximately $3.1 million reduced by revenue growth of approximately $2.7 million. In particular, our total revenues increased by approximately $2.7 million or 14.8% to approximately $20.9 million from approximately $18.2 million, due to an increase in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire six months ended June 30, 1999 with the results of the same properties owned during the entire six months ended June 30, 1998), total revenues decreased by approximately $0.7 million. This decrease was caused by a decrease in the occupancy at three of our properties, the Lexington Business Center, Elmhurst Metro Court, and Airways Plaza Office Center. These properties were 54%, 60%, and 24% occupied at June 30, 1999, respectively, compared to 93%, 74%, and 100% occupancy levels at June 30, 1998. The occupancy at these three properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999. Our ability to achieve "same-store" growth in revenue in the future will be dependent on the time it takes to re-lease these and future vacant spaces and the rental rates at which we obtain new tenants. Furthermore, property acquisitions completed during 1998 significantly contributed to our revenue growth in the six months ended June 30, 1999. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership.

     Our total expenses increased by approximately $3.1 million primarily due to an increase in the number of properties that we own. Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease increased by approximately $0.6 million to approximately $6.9 million from approximately $6.3 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.2 million or 3.4% to approximately $5.7 million from approximately $5.9 million. Interest expense increased by approximately $1.6 million from approximately $4.2 million to approximately $5.8 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions that we completed in 1998. Depreciation and Amortization expense increased by approximately $0.9 million from approximately $2.3 million to approximately $3.2 million which accounts for the remaining increase in total expenses.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998

     During the three months ended June 30, 1999 and 1998 our net income totaled approximately $1.2 million ($0.09 per basic common share) and approximately $1.3 million ($0.10 per basic common share), respectively. The approximate $0.1 million decrease resulted primarily from expense growth of approximately $1.1 million reduced by revenue growth of approximately $0.8 million. In particular, our total revenues increased by approximately $0.8 million or 8.2% to approximately $10.5 million from approximately $9.7 million, due to an increase in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended June 30, 1999 with the results of the same properties owned during the entire three months ended June 30, 1998), total revenues decreased by approximately $0.3 million. This decrease was caused by a decrease in the occupancy at three of our properties, the Lexington Business Center, Elmhurst Metro Court, and Airways Plaza Office Center. These properties were 54%, 60%, and 24% occupied at June 30, 1999, respectively, compared to 93%, 74%, and 100% occupancy levels at June 30, 1998. The occupancy at these three properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999. Our ability to achieve "same-store" growth in revenue in the future will be dependent on the time it takes to re-lease these and future vacant spaces and the rental rates at which we obtain new tenants. Furthermore, property acquisitions completed during 1998 significantly contributed to our revenue growth in the three months ended June 30, 1999. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership.

     Our total expenses increased by approximately $1.1 million primarily due to an increase in the number of properties that we own. Our total operating expenses increased by approximately $0.2 million to approximately $3.4 million from approximately $3.2 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.1 million or 3.2% to approximately $3.0 million from approximately $3.1 million. Interest expense increased by approximately $0.5 million from approximately $2.4 million to approximately $2.9 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions that we completed in 1998. Depreciation and Amortization expense increased by approximately $0.4 million from approximately $1.2 million to approximately $1.6 million which accounts for the remaining increase in total expenses.

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

     At June 30, 1999, our assets totaled approximately $222.3 million, a decrease of approximately $0.3 million from total assets at December 31, 1998 of approximately $222.6 million. Our liabilities totaled approximately $158.0 million at June 30, 1999 and December 31, 1998. Our shareholders equity decreased by approximately $0.3 million to approximately $62.1 million at June 30, 1999 from approximately $62.4 million at December 31, 1998.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $2.7 million at June 30, 1999 and approximately $3.7 million at December 31, 1998. The decrease in total cash and cash equivalents resulted from using approximately $2.9 million in investing activities and approximately $3.8 million in financing activities, while receiving approximately $5.7 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.9 million for the six months ended June 30, 1999 to approximately $5.7 million from approximately $6.6 million in 1998. This decrease is primarily due to period to period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities effecting operating activities. Net income adjusted for extraordinary items, depreciation and amortization and minority interest increased by approximately $0.6 million to approximately $6.1 million from approximately $5.5 million for the six months ended June 30, 1999 and 1998, respectively. See Results of Operations above for further discussion of the operations of our real estate assets.

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

     For the six months ended June 30, 1999 and 1998, our properties generated FFO of approximately $5.6 million and $4.9 million, respectively.

FFO increased on a year to year basis due primarily to an increase in the number of properties owned from period to period.

     FFO for the six months ended June 30, 1999 and 1998 is calculated as follows:
                                                    1999        1998
                                                  --------    --------
                                                 (Dollars in thousands)

Net Income . . . . . . . . . . . . . . . . . .    $  2,465    $  2,634
Plus:
  Depreciation  and Amortization Expense . . .       3,234       2,290
Less:
  Minority Interest
  Share of Depreciation and
    Amortization Expense . . . . . . . . . . .           (148)    (143)
Extraordinary Item, Net of Minority
  Interest . . . . . . . . . . . . . . . . . .       --            141
                                                  --------    --------
Funds From Operations. . . . . . . . . . . . .    $  5,551    $  4,922
                                                  ========    ========

Cash Flows Provided By (Used For):
  Operating Activities . . . . . . . . . . . .    $  5,662    $  6,640
  Investing Activities . . . . . . . . . . . .    $ (2,917)   $(40,518)
  Financing Activities . . . . . . . . . . . .    $ (3,822)   $ 33,724

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

      FAD for the six months ended June 30, 1999 and 1998 is calculated as follows:
                                                    1999        1998
                                                  --------    --------
                                                 (Dollars in thousands)

Funds From Operations. . . . . . . . . . . . .    $  5,551    $  4,922
Straight-line Rents. . . . . . . . . . . . . .         (81)       (180)
Lease Commissions. . . . . . . . . . . . . . .        (567)       (367)
Capital Reserve. . . . . . . . . . . . . . . .        (256)       (236)
                                                  --------    --------
Funds Available for Distribution . . . . . . .    $  4,647    $  4,139
                                                  ========    ========

     Cash Flows From Investing Activities: During the six months ended June 30, 1999, we used approximately $2.9 million in investing activities compared to approximately $40.5 million in the same period in 1998. Cash flow was primarily used during the six months ended June 30, 1999 to make capital improvements at our various properties in the amount of approximately $2.6 million. In comparison, during the same period in 1998, we acquired three office and five flex/industrial properties for a total of approximately $37.7 million and made capital improvements in the amount of approximately $2.1 million.

     Cash Flows From Financing Activities: During the six months ended June 30, 1999, financing activities used approximately $3.8 million compared to receiving approximately $33.7 million in the same period in 1998. During the six months ended June 30, 1999, we used cash primarily to pay distributions to shareholders of approximately $3.2 million and make principal payments on mortgage loans and bonds payable of approximately $0.8 million. The cash flows provided by financing activities for the six months ended June 30, 1998 resulted primarily from approximately $36.7 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $2.9 million.

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

     We have upgraded our networking, financial analysis, general ledger and accounts payable software programs in order to minimize the potential impact of Y2K at our headquarters. In addition, we expect to complete testing procedures that will ensure that all upgraded systems will operate subsequent to December 31, 1999. These testing procedures will include simulating operating all systems at a date after December 31, 1999. As of June 30, 1999, we have expended $47,000 on Y2K compliance issues. The vast majority of these funds have been expended on the network and computer software upgrades.

     We anticipate a total expenditure of less than $75,000 on Y2K compliance at our corporate headquarters. Based solely upon preliminary discussions with our ten property managers, we do not presently anticipate significant expenses at the property level. However, if there are significant expenditures at the property level, we will revise our projection of Y2K related costs.

     We are also assessing the operations at each of our properties in an effort to diagnose the impact that Y2K may have on property operations, particularly mechanical systems. We anticipate completing this assessment in the third quarter of 1999. At this time, we are gathering information to evaluate what, if any, remedial action will be necessary and the potential costs associated with the action.

     We rely on various third parties to provide property level and other administrative functions. We have sent a questionnaire to each of our property managers inquiring about their ability to address the effect of the Y2K issue on their own operations. To date, we have received responses from all of our ten property managers. Of the ten property managers, seven have systems that, in their view, are Y2K compliant; two are substantially compliant and one expects to be compliant by the third quarter of 1999.

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

     We have also received Y2K reports from our payroll processing service provider, our transfer agent and our principal bank. Our payroll service provider has represented that it processes our payroll using Y2K compliant software. Our principal bank represented that as of December 31, 1998, its Y2K renovation and testing of its systems was substantially complete. The remaining Y2K related system changes as well as external testing and contingency planning were expected to be completed by June 30, 1999. We have not received an update from our bank as to whether or not they met this deadline. Our transfer agent has represented that all of its "mission critical" systems and nearly all of its "non-mission critical" systems have been tested for Y2K readiness. Furthermore, it continues to develop Business Resumption Contingency Plans for each line of its business that will ensure operations will continue with minimum disruption.

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

     As of June 30, 1999, we had over 500 tenants. Our ten (10) largest tenants account for approximately twenty percent (20%) of our total projected revenues for 1999 based on properties owned as of June 30, 1999. Because of our broad tenant base, our future operations, particularly our ability to collect rent, is not closely tied to the ability of any one particular tenant to pay rent or other charges. We currently believe that there will not be a material adverse effect upon our operations or financial condition if any one tenant or small group of tenants ceases to conduct business (and pay rent) or is simply unable to pay rent on a timely-basis due to Y2K problems. However, if a large number of tenants, particularly several of the ten largest tenants, fail to pay rent for an extended period of time, our cash flow may be adversely effected. During the first quarter of 1999, we initiated contact with our 68 largest tenants to survey their plans to address Y2K related issues. This sampling includes all tenants whose annual rental payments are greater than $100,000. As of June 30, 1999, we have received responses from 27 of these tenants with 14 reporting compliance and the remainder indicating testing in progress or other non-committal responses.

     We have formulated a contingency plan to address potential failures:

      -     at our home office;
      -     at our properties;
      -     regarding our property managers;
      -     regarding our tenants;
      -     regarding our suppliers and vendors.
      -     regarding communicating with our officers and Trustees.

     We focused our efforts on determining a contingency plan for what we believe to be the most likely worst case scenario - an isolated failure in one or two of the categories described above. For example, there is the possibility that we may be unable to provide an adequate working environment for some of our tenants due to the failure of building mechanical, life safety or security systems. Furthermore, the worst case scenario includes Y2K problems inhibiting our ability to collect rent or preventing some of our tenants from paying rent caused by Y2K issues unrelated to property operations. We could be subject to litigation for failing to provide an adequate working environment for our tenants as a result of Y2K computer system disruptions. More immediately, the tenants may cease paying rent which could impact our cash flow. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     We have not focused our contingency planning on a "doomsday" scenario in which a near-universal malfunction of computers would have a sweeping effect upon all businesses. It is unlikely that any planning we could presently formulate would assist in the vast recovery process necessitated by this event.

OTHER INFORMATION

      As of June 30, 1999, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                           BANYAN STRATEGIC REALTY TRUST
                                                 Portfolio Summary
                                                   June 30, 1999
                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                     Date           Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
FLEX/INDUSTRIAL

Milwaukee Industrial
Properties
Milwaukee, WI. . . . . . . . .       4/30/93        235,800            94%      18%      20%     11%      45%

Elmhurst Metro Court
Elmhurst, IL . . . . . . . . .      11/30/93        140,800            60%      15%       6%     30%       9%

Willowbrook Industrial Court
Willowbrook, IL. . . . . . . .       6/16/95         84,300            91%      12%      23%     15%      41%

Quantum Business Centre
Louisville, KY . . . . . . . .       9/26/95        182,300            83%      12%      23%     18%      30%

Lexington Business Center
Lexington, KY. . . . . . . . .      12/05/95        308,800            54%       2%      16%     10%      26%

Newtown Business Center
Lexington, KY. . . . . . . . .      12/05/95         87,100            79%      33%       4%     18%      24%

6901 Riverport Drive
Louisville, KY . . . . . . . .      11/19/96        322,100           100%       0%      45%      0%      55%

Avalon Ridge Business Park
Norcross, GA . . . . . . . . .       4/24/98         57,400           100%       0%       0%      0%     100%

Tower Lane Business Park
Bensenville, IL. . . . . . . .       4/27/98         95,900            94%      23%      33%     15%      23%

Metric Plaza
Winter Park, FL. . . . . . . .       4/30/98         32,000           100%       0%       0%      0%     100%

Park Center
Orlando, FL. . . . . . . . . .       4/30/98         47,400            59%       0%       9%     25%      25%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                     Date           Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
University Corporate Center
Winter Park, FL. . . . . . . .       4/30/98        127,800           100%      10%      49%     18%      23%

Johns Creek Office and
Industrial Park
Duluth and Suwanee, GA . . . .       8/14/98        119,300           100%       0%       0%     50%      50%
                                                  ---------           ----     ----     ----    ----     ----
    Sub-total. . . . . . . . .                    1,841,000            84%       9%      22%     15%      38%
                                                  ---------           ----     ----     ----    ----     ----

OFFICE

Colonial Penn Building
Tampa, FL. . . . . . . . . . .       3/22/94         79,200           100%       0%     100%      0%       0%

Commerce Center f/k/a
Florida Power & Light Building
Sarasota, FL . . . . . . . . .       3/22/94         81,100           100%       0%       0%     11%      89%

Woodcrest Office Park
Tallahassee, FL. . . . . . . .      12/19/95        264,900            88%       9%      27%     12%      40%

Midwest Office Center
Oakbrook Terrace, IL . . . . .       4/18/96         77,000            97%      18%      32%     14%      33%

Phoenix Business Park
Atlanta, GA. . . . . . . . . .       1/15/97        110,600            54%      15%       2%     13%      24%

Butterfield Office Plaza
Oak Brook, IL. . . . . . . . .       4/30/97        200,800            96%      10%      26%     16%      44%

Southlake Corporate Center
Morrow, GA . . . . . . . . . .       7/30/97         56,200            96%       0%       9%     42%      45%

University Square
Business Center
Huntsville, AL . . . . . . . .       8/26/97        184,700            87%      23%      15%     25%      24%

Technology Center
Huntsville, AL . . . . . . . .       8/26/97         48,500           100%       0%      35%     65%       0%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                     Date           Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
Airways Plaza Office Center
Memphis, TN. . . . . . . . . .      12/10/97         87,800            24%       0%      16%      4%       4%

Peachtree Pointe Office Park
Norcross, GA . . . . . . . . .       1/20/98         71,700            98%      21%      16%     15%      46%

Avalon Center Office Park
Norcross, GA . . . . . . . . .       3/20/98         53,300           100%       0%       0%      0%     100%

Sand Lake Tech Center
Orlando, FL. . . . . . . . . .       4/30/98         84,100            74%       0%       0%      0%      74%

Technology Park
Norcross, GA . . . . . . . . .       8/14/98        145,700           100%      17%       9%     26%      48%
                                                  ---------           ----     ----     ----    ----     ----
    Sub-total. . . . . . . . .                    1,545,600            86%      10%      21%     16%      39%
                                                  ---------           ----     ----     ----    ----     ----

RETAIL

Northlake Tower
Shopping Center
Atlanta, GA. . . . . . . . . .       7/28/95        321,600            98%       2%      17%      2%      77%
                                                  ---------           ----     ----     ----    ----     ----
Total. . . . . . . . . . . . .                    3,708,200            86%       9%      21%     14%      42%
                                                  ---------           ----     ----     ----    ----     ----


                                  Date         Residential    Occupancy
                                 Acquired         Units           %
                                 --------      -----------    ---------

RESIDENTIAL

Country Creek Apartments
Oklahoma City, OK. . . . .        5/22/97              320         100%

Willowpark Apartments
Lawton, OK . . . . . . . .        5/22/97              160          96%

Winchester Run Apartments
Oklahoma City, OK. . . . .        5/22/97              192          98%

Woodrun Village Apartments
Yukon, OK. . . . . . . . .        5/22/97              192          97%
                                                      ----         ----
    Total. . . . . . . . .                             864          98%
                                                      ====         ====

PORTFOLIO TOTAL (a). . . .                                          88%
                                                                   ====
----------------

(a) For purposes of calculating the weighted average occupancy for the portfolio, we converted the number of residential apartments to an equivalent square footage amount for each residential property.



                       BANYAN STRATEGIC REALTY TRUST
                        Comparison of Average Rents


                                                 Average       Average
                                                "In Place"     Market
                                 Square          Net Rents    Net Rents
Property Type                    Footage            (1)         (2)
-------------                   ---------       ----------    ---------

Flex/Industrial. . . . . .      1,841,000         $ 5.05       $ 5.30
Office . . . . . . . . . .      1,545,600           9.10        10.04
Retail . . . . . . . . . .        321,600          10.79        11.73
                                ---------         ------       ------
    Total. . . . . . . . .      3,708,200         $ 7.23       $ 7.83
                                =========         ======       ======


                                Average Monthly           Monthly
                               "In Place" Rents         Market Rents
                              -------------------   -------------------
                      Units   Per Unit    Sq. Ft.   Per Unit    Sq. Ft.
                      -----   --------    -------   --------    -------

Residential. . .        864     $403       $0.67      $446       $0.63
                       ====     ====       =====      ====       =====
------------------------

(1) Average "In Place" Net Rents represent net operating income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.

SUBSEQUENT EVENT

     On May 22, 1998, we entered into a $7.7 million loan agreement
("Pool B Loan") with the Capital Company of America ("CCA"). On June 11, 1999, CCA had the ability to either require us to repay a portion of our Pool B Loan or require us to add additional collateral to the pool if the ratio of net operating income of the properties securing the loan to the principal and interest on the loan was less than 1.65: 1.00 for the twelve months following that date. On June 17, 1999, in exchange for increasing the annual interest rate on the loan from 7.07% to 7.12%, CCA agreed to extend the date of this measurement of loan coverage to July 11, 1999. As of July 11, 1999, the projected occupancy including the square footage for leases signed but not yet occupied was approximately 70%. (Actual occupancy as of June 30, 1999 was 54%.) Although we were not notified by CCA of the amount of the required partial repayment of the loan, we were informed that we did not meet the required 1.65:1.0 coverage. On August 4, 1999, CCA sold its rights, title, and interest in the Pool B Loan to CDC Mortgage Capital, Inc. ("CDC"). On August 10, 1999, we agreed to pay $154,000 as a prepayment deposit and we entered into an agreement with CDC whereby we are required to repay the outstanding loan balance by
October 11, 1999 in exchange for their full release of the collateral
property.   In the event that we are unable to secure financing to repay the loan by October 11, 1999, we agreed to forfeit our prepayment deposit and we will increase the interest rate that we pay on the loan from 7.12% to 7.62%. In return, CDC agreed to waive the requirement that we reduce principal of the loan or add additional collateral to the pool.


ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of June 30, 1999, we had approximately $150.8 million of outstanding long-term debt, of which $17.7 million bears interest at variable rates that are adjusted on a monthly basis. As of June 30, 1999, the weighted-average interest rate on this variable rate debt was 6.35%.
If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $177,000 on an annual basis.


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits (see Exhibit Index included elsewhere herein).

    (b)   None.

                                SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine                     Date: August 12, 1999
      ----------------------------------
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                        Date: August 12, 1999
      ----------------------------------
      Joel L. Teglia, Vice President and
      Chief Financial Officer

EXHIBIT
 INDEX
-------

 3.1 Second Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993 and August 12, 1998, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

 3.2       By-Laws dated March 13, 1996. (2)

 3.3       BSRT UPREIT Limited Partnership Limited Partnership Agreement
(3)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (4)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (5)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

 4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (7)

 4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C.,
           BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C.,
           BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (6)

 4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (1)

 4.7 Loan Agreement dated May 22, 1998 between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and the Capital Company of America, as Lender. (6)

 4.8 First Amendment to Loan Agreement dated September 11, 1998 between BSRT Lexington B Corp., and BSRT Lexington Trust, as Borrower and the Capital Company of America LLC, as Lender. (1)

 4.9 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (6)

 4.10 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (1)

EXHIBIT
 INDEX
-------

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

10.9 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Walter E. Auch, Sr. (*)

10.10 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Norman M. Gold. (*)

10.11 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Marvin A. Sotoloff. (*)

10.12 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Leonard G. Levine. (*)

10.13 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Joel L. Teglia. (*)

10.14 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Neil D. Hansen. (*)

10.15 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Jay E. Schmidt. (*)

10.16 Indemnification Agreement dated as of June 9, 1999 between Banyan Strategic Realty Trust and Robert G. Higgins. (*)

10.17 Indemnification Agreement dated as of June 9, 1999 between Banyan Strategic Realty Trust and Christopher J. Swieca. (*)

21         Subsidiaries of Banyan Strategic Realty Trust (3)

27         Financial Data Schedule *

99.5       Press Release dated July 7, 1999 *

99.6       Press Release dated August 11, 1999*

----------------

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