Form 10-Q
period 1999-09-30
BANYAN STRATEGIC REALTY TRUST
filed 1999-11-12
CIK 790817

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1999

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



                 Shares of beneficial interest outstanding
                  as of November 11, 1999:   13,510,742.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           BANYAN STRATEGIC REALTY TRUST

                                            Consolidated Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
ASSETS
------
Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   38,600      $   38,600
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            172,554         172,554
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . .             13,234           9,654
                                                                                   ----------      ----------
                                                                                      224,388         220,808
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . .            (15,847)        (11,399)
                                                                                   ----------      ----------
                                                                                      208,541         209,409
                                                                                   ----------      ----------
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .              2,587           3,731
Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . .              1,948           1,407
Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . .              2,087           1,250
Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . .              1,155           1,544
Deferred Financing Costs (Net of Accumulated Amortization of
  $1,442 and $1,246, respectively) . . . . . . . . . . . . . . . . . . . .              1,704           1,893
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,097           3,356
                                                                                   ----------      ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  222,119      $  222,590
                                                                                   ==========      ==========





                                           BANYAN STRATEGIC REALTY TRUST

                                      Consolidated Balance Sheets - CONTINUED



                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . .         $  122,006      $  123,108
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,989          21,140
Unsecured Loan Payable . . . . . . . . . . . . . . . . . . . . . . . . . .              7,400           7,400
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .              2,475           2,625
Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . .              2,000             967
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . .                742             636
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,047             758
Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,392           1,373
                                                                                   ----------      ----------

Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            158,051         158,007
                                                                                   ----------      ----------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . .              2,180           2,149

Shareholders' Equity
Shares of Beneficial Interest, No Par Value, Unlimited
  Authorization; 15,032,542 and 14,912,495 Shares Issued,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            120,497         119,872
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (51,243)        (50,072)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . .             (7,366)         (7,366)
                                                                                   ----------      ----------

Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .             61,888          62,434
                                                                                   ----------      ----------

Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . .         $  222,119      $  222,590
                                                                                   ==========      ==========







               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Operations
                               For the Nine Months Ended September 30, 1999 and 1998
                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)
                                                                                       1999             1998
                                                                                    ----------       ----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   27,611       $   25,093
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . .         2,831            2,605
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . .           865              889
  Income on Investments and Other Income . . . . . . . . . . . . . . . . . . . .           113              186
                                                                                    ----------       ----------

Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,420           28,773
                                                                                    ----------       ----------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,043            4,223
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,327            2,985
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,237            2,037
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,719            6,879
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           704              699
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .         4,916            3,706
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         3,229            3,456
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . .           196              207
                                                                                    ----------       ----------

Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,371           24,192

Income Before Minority Interest and Extraordinary Item . . . . . . . . . . . . .         4,049            4,581

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . .          (381)            (449)
                                                                                    ----------       ----------

Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . . .         3,668            4,132
Extraordinary Item, Net of Minority Interest of $25. . . . . . . . . . . . . . .         --                (141)
                                                                                    ----------       ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    3,668       $    3,991
                                                                                    ==========       ==========





                                           BANYAN STRATEGIC REALTY TRUST

                                 Consolidated Statements of Operations - Continued



                                                                                       1999             1998
                                                                                    ----------       ----------

Earnings Per Share of Beneficial Interest - Basic:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.27       $     0.31
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.27       $     0.30
                                                                                    ==========       ==========

Earnings Per Share of Beneficial Interest - Diluted:
  Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . . . .    $     0.27       $     0.30
                                                                                    ==========       ==========

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.27       $     0.29
                                                                                    ==========       ==========


























              The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Operations
                              For the Three Months Ended September 30, 1999 and 1998
                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)


                                                                                       1999             1998
                                                                                    ----------       ----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,277       $    9,090
  Operating Cost Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . .           910            1,035
  Miscellaneous Tenant Income. . . . . . . . . . . . . . . . . . . . . . . . . .           295              356
  Income on Investments and Other Income . . . . . . . . . . . . . . . . . . . .            27               71
                                                                                    ----------       ----------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,509           10,552
                                                                                    ----------       ----------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,400            1,512
  Repairs and Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,055            1,109
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           764              798
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,940            2,649
  Ground Lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           239              229
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .         1,682            1,401
  General and Administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         1,035            1,280
  Amortization of Deferred Financing Costs . . . . . . . . . . . . . . . . . . .            65               66
                                                                                    ----------       ----------

Total Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,180            9,044

Income Before Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . .         1,329            1,508

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . . .          (126)            (151)
                                                                                    ----------       ----------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,203       $    1,357
                                                                                    ==========       ==========

Earnings Per Share of Beneficial Interest - Basic and Diluted:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.09       $     0.10
                                                                                    ==========       ==========


               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                  Consolidated Statement of Shareholders' Equity
                                   For the Nine Months Ended September 30, 1999
                                                    (Unaudited)
                                              (Dollars in thousands)



                                         Shares of
                                    Beneficial Interest
                               ----------------------------       Accumulated        Treasury
                                 Shares           Amount            Deficit           Shares           Total
                               -----------      -----------       -----------      -----------      -----------

Shareholders' Equity,
 January 1, 1999 . . . . .      14,912,495        $ 119,872         $ (50,072)      $   (7,366)      $   62,434

Issuance of Shares,
  net of issuance costs. .         120,047              625             --               --                 625

Net Income . . . . . . . .           --               --                3,668            --               3,668

Distributions Paid . . . .           --               --               (4,839)           --              (4,839)
                                ----------       ----------        ----------       ----------       ----------

Shareholders' Equity,
  September 30, 1999 . . .      15,032,542       $  120,497        $  (51,243)      $   (7,366)      $   61,888
                                ==========       ==========        ==========       ==========       ==========
















               The accompanying notes are an integral part of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                       Consolidated Statements of Cash Flows
                               For the Nine Months Ended September 30, 1999 and 1998
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                       1999             1998
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    3,668       $    3,991
Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Extraordinary Items, Net of Minority Interest. . . . . . . . . . . . . . . . .         --                 141
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .         5,112            3,913
  Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . . . .           381              449
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          (837)            (946)
    Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . . .           389             (385)
    Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,209)          (1,350)
    Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . .          (150)             595
    Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . . .           106              510
    Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . . .         1,033            1,130
    Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           289              348
    Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19              649
                                                                                    ----------       ----------

Net Cash Provided By Operating Activities. . . . . . . . . . . . . . . . . . . .         8,801            9,045
                                                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Real Estate Assets. . . . . . . . . . . . . . . . . . . . . .         --             (55,878)
    Additions to Investment in Real Estate . . . . . . . . . . . . . . . . . . .        (3,580)          (4,048)
    Earnest Money Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                 (75)
    Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . . .          (541)            (562)
                                                                                    ----------       ----------
 Cash Used In Investing Activities . . . . . . . . . . . . . . . . . . . . . . .        (4,121)         (60,563)
                                                                                    ----------       ----------





                                           BANYAN STRATEGIC REALTY TRUST

                                 Consolidated Statements of Cash Flows - Continued


                                                                                       1999             1998
                                                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Bonds and Loans Payable. . . . . . . . . . . . . . . . . . . . .         --             106,550
  Investments From (Distributions to) Minority Partners. . . . . . . . . . . . .          (350)             416
  Deferred Financing Costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7)            (903)
  Principal Payments on Mortgage Loans and Bonds Payable . . . . . . . . . . . .        (1,253)         (52,152)
  Prepayment Penalties on Early Extinguishment of Debt . . . . . . . . . . . . .         --                (136)
  Distributions Paid to Shareholders . . . . . . . . . . . . . . . . . . . . . .        (4,839)          (4,515)
  Shares Issued, Net of Issuance Costs . . . . . . . . . . . . . . . . . . . . .           625              671
                                                                                    ----------       ----------
Net Cash Provided By (Used In) Financing Activities  . . . . . . . . . . . . . .        (5,824)          49,931
                                                                                    ----------       ----------

Net Decrease In Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . .        (1,144)          (1,587)
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . . . .         3,731            4,429
                                                                                    ----------       ----------

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . . . .    $    2,587       $    2,842
                                                                                    ==========       ==========

Supplemental Disclosure of Cash Flow Information:
  Interest Paid During the Period. . . . . . . . . . . . . . . . . . . . . . . .    $    8,613       $    6,369
                                                                                    ==========       ==========

Supplemental Disclosure of Non-Cash Financing Activity:
  Financing Assumed Upon Acquisition of Real Estate. . . . . . . . . . . . . . .    $    --          $    3,675
                                                                                    ==========       ==========














               The accompanying notes are an integral part of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                Notes to Consolidated Financial Statements
                            September 30, 1999
                                (Unaudited)
               (Dollars in thousands, except per share data)


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

      RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 1998 consolidated financial statements in order to provide comparability with the 1999 consolidated financial statements. These reclassifications have not changed the 1998 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1999. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.


2.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1999 and 1998:

                                                    Nine Months Ended
                                               ------------------------
                                                 9/30/99       9/30/98
                                               ----------    ----------
Numerator:
  Income Before Extraordinary Item . . . . .   $    3,668    $    4,132
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --             (141)
                                               ----------    ----------
      Net Income . . . . . . . . . . . . . .   $    3,668    $    3,991
                                               ==========    ==========

Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .   13,448,713    13,287,537

  Effect of dilutive securities:
    Employee stock options . . . . . . . . .        6,769        35,727
    Convertible debt . . . . . . . . . . . .        --          604,423

  Dilutive potential common shares . . . . .        6,769       640,150
                                               ----------    ----------
    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .   13,455,482    13,927,687
                                               ==========    ==========

Basic Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.27    $     0.31
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------
      Net Income . . . . . . . . . . . . . .   $     0.27    $     0.30
                                               ==========    ==========

                                                    Nine Months Ended
                                               ------------------------
                                                 9/30/99       9/30/98
                                               ----------    ----------
Diluted Earnings Per Share:
  Income Before Extraordinary Item . . . . .   $     0.27    $     0.30
  Extraordinary Item, Net of
    Minority Interest. . . . . . . . . . . .        --            (0.01)
                                               ----------    ----------

      Net Income . . . . . . . . . . . . . .   $     0.27    $     0.29
                                               ==========    ==========

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1999 and 1998:

                                                   Three Months Ended
                                               ------------------------
                                                 9/30/99       9/30/98
                                               ----------    ----------

Numerator:
  Net Income . . . . . . . . . . . . . . . .   $    1,203    $    1,357
                                               ==========    ==========

Denominator:
  Denominator for basic earnings
    per weighted-average shares. . . . . . .   13,488,570    13,327,166

  Effect of dilutive securities:
    Employee stock options . . . . . . . . .        8,370        39,683
    Convertible debt . . . . . . . . . . . .        --          596,145
                                               ----------    ----------

  Dilutive potential common shares . . . . .        8,370       635,828

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .   13,496,940    13,962,994
                                               ==========    ==========

Basic and Diluted Earnings Per Share:
  Net Income . . . . . . . . . . . . . . . .   $     0.09    $     0.10
                                               ==========    ==========


3.    BUSINESS SEGMENTS

      The Trust acquires and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has four operating segments corresponding to the four property types comprising its real estate assets: flex/industrial, office, residential and retail. As of September 30, 1999, the flex/industrial segment consisted of thirteen complexes with long-term leases to approximately 220 tenants; the office segment consisted of fourteen office sites with long-term leases to approximately 270 tenants; the residential segment consisted of four apartment complexes with 864 units leased principally for six months; and the retail segment consisted of one retail center with long-term leases to approximately 50 tenants. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

      Information by business segments is set forth below:

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Revenue
  Flex/Industrial. . . . .   $  2,988    $  3,013    $  8,576    $  7,676
  Office . . . . . . . . .      5,241       5,132      15,937      14,202
  Residential. . . . . . .      1,116       1,045       3,274       3,140
  Retail . . . . . . . . .      1,157       1,317       3,580       3,646
  Corporate/Other. . . . .          7          45          53         109
                             --------    --------    --------    --------
                             $ 10,509    $ 10,552    $ 31,420    $ 28,773
                             ========    ========    ========    ========

Income (Loss) Before
 Extraordinary Item
  Flex/Industrial. . . . .   $    714    $    983    $  1,882   $   2,722
  Office . . . . . . . . .      1,217       1,259       3,913       3,883
  Residential. . . . . . .        213         139         634         512
  Retail . . . . . . . . .        116         260         503         504
  Corporate/Other. . . . .     (1,057)     (1,284)     (3,264)     (3,489)
                             --------    --------    --------    --------
                             $  1,203    $  1,357    $  3,668    $  4,132
                             ========    ========    ========    ========

                              As of       As of
                              Septem-     Decem-
                              ber 30,     ber 31,
                               1999        1998
                             --------    --------
Total Assets
  Flex/Industrial. . . . .   $ 74,748    $ 74,513
  Office . . . . . . . . .    105,451     105,049
  Residential. . . . . . .     20,833      21,038
  Retail . . . . . . . . .     18,246      18,359
  Corporate/Other. . . . .      2,841       3,631
                             --------    --------
                             $222,119    $222,590
                             ========    ========

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Depreciation and
 Amortization
  Flex/Industrial. . . . .   $    576    $    481    $  1,669    $  1,201
  Office . . . . . . . . .        826         649       2,415       1,693
  Residential. . . . . . .        146         134         430         396
  Retail . . . . . . . . .        134         129         402         393
  Corporate/Other. . . . .      --              8       --             23
                             --------    --------    --------    --------
                             $  1,682    $  1,401    $  4,916    $  3,706
                             ========    ========    ========    ========

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Interest
  Flex/Industrial. . . . .   $    931    $    773    $  2,705    $  1,780
  Office . . . . . . . . .      1,382       1,226       4,128       3,146
  Residential. . . . . . .        296         300         890         901
  Retail . . . . . . . . .        331         334         996       1,005
  Corporate/Other. . . . .      --             16       --             47
                             --------    --------    --------    --------
                             $  2,940    $  2,649    $  8,719    $  6,879
                             ========    ========    ========    ========

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             --------------------    --------------------
                               1999        1998        1999        1998
                             --------    --------    --------    --------
Additions to Investment
 in Real Estate
  Flex/Industrial. . . . .   $    473    $  6,547    $  1,399    $ 32,648
  Office . . . . . . . . .        462      13,600       1,922      30,648
  Residential. . . . . . .         53          61         220         243
  Retail . . . . . . . . .      --          --             39          62
                             --------    --------    --------    --------
                             $    988    $ 20,208    $  3,580    $ 63,601
                             ========    ========    ========    ========

4.    SUBSEQUENT EVENTS

      DISTRIBUTIONS

      On October 6, 1999, the Trust declared a cash distribution for the quarter ended September 30, 1999 of $0.12 per share payable November 22, 1999 to shareholders of record on October 22, 1999.

      FINANCING

      On October 8, 1999, the Trust entered into a loan agreement with LaSalle Bank N.A. in the amount of $7,800. The loan, which is collateralized by the Trust's Lexington Business Center property, bears interest at a variable rate equal to LIBOR plus 2% and is payable monthly. The loan principal is pre-payable without penalty and has an initial maturity date of May 31, 2000. The Trust has two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19.5 for each extension. The proceeds from the loan were utilized to repay the loan previously collateralized by the Lexington Business Center and for other general purposes.

      DISPOSITION

      On November 4, 1999, the Trust sold its interest in Quantum Business Centre, a multi-tenant, flex/industrial property located in Jefferson County, Kentucky, to a private investor for a sales price of $6,100. The net cash proceeds to the Trust from a sale of the property are approximately $3,600.

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

      We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, that acquires, owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries, and BSRT UPREIT Corp., the General Partner of the Operating Partnership. As of September 30, 1999, we were the sole owner of both BSRT UPREIT Limited Partnership and BSRT UPREIT Corp.

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

RESULTS OF OPERATIONS

      As of September 30, 1999, we owned individually, or, in some cases through joint ventures, thirty-two properties consisting of:

      .     thirteen flex/industrial properties totaling 1,841,000 rentable square feet;

      .     fourteen office properties totaling 1,545,600 rentable square feet;

      .     four apartment complexes containing 864 units;

      .     one retail center which contains 321,600 rentable square feet.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

      During the nine months ended September 30, 1999 and 1998 our net income totaled approximately $3.7 million ($0.27 per basic common share) and approximately $4.0 million ($0.30 per basic common share), respective-ly. The approximate $0.3 million decrease resulted primarily from expense growth of approximately $3.2 million reduced by revenue growth of approximately $2.6 million. In particular, our total revenues increased by approximately $2.6 million or 9.0% to approximately $31.4 million from approximately $28.8 million, due to an increase in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire nine months ended September 30, 1999 with the results of the same properties owned during the entire nine months ended September 30, 1998) net operating income decreased by approximately $0.6 million with total revenues decreasing by approximately $1.1 million offset by a decrease in total operating expenses of approximately $0.5 million. The decrease in same store revenues was caused by a decrease in the occupancy at three of our properties, the Lexington Business Center, Elmhurst Metro Court, and Airways Plaza Office Center. These properties' average occupancy levels were 66%, 65%, and 47% during the nine months ended September 30, 1999, respectively, compared to 94%, 78%, and 100% average occupancy levels during the nine months ended September 30, 1998. The occupancy at these three properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999. Our ability to achieve "same-store" growth in revenue in the future will be dependent upon the time it takes to re-lease these and future vacant spaces and the rental rates at which we obtain new tenants. Furthermore, property acquisitions completed during 1998 significantly contributed to our revenue growth in the nine months ended September 30, 1999. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership.

      Our total expenses increased by approximately $3.2 million primarily due to an increase in the number of properties that we own. Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease increased by approximately $0.4 million to approximately $10.3 million from approximately $9.9 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.5 million or 5.5% to approximately $8.6 million from approximately $9.1 million. Interest expense increased by approximately $1.8 million to approximately $8.7 million from approximately $6.9 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions that we completed in 1998. General and Administrative expense decreased by approximately $0.2 million to approximately $3.2 million from approximately $3.4 million. Depreciation and Amortization expense increased by approximately $1.2 million to approximately $4.9 million from approximately $3.7 million which accounts for the remaining net increase in total expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      During the three months ended September 30, 1999 and 1998 our net income totaled approximately $1.2 million ($0.09 per basic common share) and approximately $1.4 million ($0.10 per basic common share), respectively. The approximate $0.2 million decrease resulted from an increase in total expenses. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended September 30, 1999 with the results of the same properties owned during the entire three months ended September 30, 1998) net operating income decreased by approximately $0.1 million with total revenues decreasing by approximately $0.4 million offset by a decrease in total operating expenses of approximately $0.3 million. The decrease in same store revenues was caused by a decrease in the occupancy at two of our properties, the Lexington Business Center and Airways Plaza Office Center. These properties were 70% and 26% occupied at September 30, 1999, respectively, compared to 95% and 97% occupancy levels at September 30, 1998. The occupancy at these two properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999. Our ability to achieve "same-store" growth in revenue in the future will be dependent upon the time it takes to re-lease these and future vacant spaces and the rental rates at which we obtain new tenants. Our ability to make acquisitions in the future will depend upon our ability to raise additional equity through realizing gains on the sale of properties, selling additional shares of beneficial interest and/or issuing operating partnership units in the Operating Partnership.

      Our total expenses increased by approximately $0.2 million primarily due to an increase in the number of properties that we own. Our total operating expenses decreased by approximately $0.1 million to approximately $3.5 million from approximately $3.6 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.3 million or 8.3% to approximately $3.3 million from approximately $3.6 million. Interest expense increased by approximately $0.3 million to approximately $2.9 million from approximately $2.6 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions that we completed in 1998. General and Administrative expense decreased by approximately $0.3 million to approximately $1.0 million from approximately $1.3 million. Depreciation and Amortization expense increased by approximately $0.3 million to approximately $1.7 million from approximately $1.4 million which accounts for the remaining net increase in total expenses.

LIQUIDITY AND CAPITAL RESOURCES

      We expect to fund our short-term liquidity needs, including recurring capital expenditures, from our working capital (including the restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from our property operations and our line of credit. We anticipate using these monies to fund periodic tenant-related capital expenditures and other capital improvements. We believe that our Funds Available for Distribution (as defined below) will be sufficient for the twelve months after the date of this report to pay quarterly distributions of $0.12 per common share.

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

      At September 30, 1999, our assets totaled approximately $222.1 million, a decrease of approximately $0.5 million from total assets at December 31, 1998 of approximately $222.6 million. Our liabilities totaled approximately $158.1 million at September 30, 1999 and approximately $158.0 at December 31, 1998. Our shareholders equity decreased by approximately $0.5 million to approximately $61.9 million at September 30, 1999 from approximately $62.4 million at December 31, 1998.

      Cash and cash equivalents consist of cash and short-term investments.

Our cash and cash equivalents balance was approximately $2.6 million at September 30, 1999 and approximately $3.7 million at December 31, 1998.
The decrease in total cash and cash equivalents resulted from using approximately $4.1 million in investing activities and approximately $5.8 million in financing activities, while receiving approximately $8.8 million from operating activities.

      Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.2 million for the nine months ended September 30, 1999 to approximately $8.8 million from approximately $9.0 million in 1998. This decrease is primarily due to period to period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities effecting operating activities. Net income adjusted for extraordinary items, depreciation and amortization and minority interest increased by approximately $0.7 million to approximately $9.2 million from approximately $8.5 million for the nine months ended September 30, 1999 and 1998, respectively. See Results of Operations above for further discussion of the operations of our real estate assets.

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

      For the nine months ended September 30, 1999 and 1998, our properties generated FFO of approximately $8.4 million and $7.6 million, respectively.

FFO increased on a year to year basis due primarily to an increase in the number of properties owned from period to period.

      FFO for the nine months ended September 30, 1999 and 1998 is calculated as follows:
                                                    1999        1998
                                                  --------    --------
                                                 (Dollars in thousands)

Net Income . . . . . . . . . . . . . . . . . .    $  3,668    $  3,991
Plus:
  Depreciation  and Amortization Expense . . .       4,916       3,683
Less:
  Minority Interest Share of Depreciation
    and Amortization Expense . . . . . . . . .        (226)       (225)
Extraordinary Item, Net of Minority
  Interest . . . . . . . . . . . . . . . . . .       --            141
                                                  --------    --------
Funds From Operations  . . . . . . . . . . . .    $  8,358    $  7,590
                                                  ========    ========

Cash Flows Provided By (Used For):
  Operating Activities . . . . . . . . . . . .    $  8,801    $  9,045
  Investing Activities . . . . . . . . . . . .    $ (4,121)   $(60,563)
  Financing Activities . . . . . . . . . . . .    $ (5,824)   $ 49,931

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

      FAD for the nine months ended September 30, 1999 and 1998 is calculated as follows:
                                                    1999        1998
                                                  --------    --------
                                                 (Dollars in thousands)

Funds From Operations. . . . . . . . . . . . .    $  8,358    $  7,590
Straight-line Rents. . . . . . . . . . . . . .        (187)       (367)
Lease Commissions. . . . . . . . . . . . . . .        (944)       (536)
Capital Reserve. . . . . . . . . . . . . . . .        (386)       (365)
                                                  --------    --------
Funds Available for Distribution . . . . . . .    $  6,841    $  6,322
                                                  ========    ========

      Cash Flows From Investing Activities: During the nine months ended September 30, 1999, we used approximately $4.1 million in investing activities compared to approximately $60.6 million in the same period in 1998. Cash flow was primarily used during the nine months ended September 30, 1999 to make capital improvements at our various properties in the amount of approximately $3.6 million. In comparison, during the same period in 1998, we acquired four office and six flex/industrial properties for a total of approximately $55.9 million and made capital improvements in the amount of approximately $4.0 million.

      Cash Flows From Financing Activities: During the nine months ended September 30, 1999, financing activities used approximately $5.8 million compared to receiving approximately $49.9 million in the same period in 1998. During the nine months ended September 30, 1999, we used cash primarily to pay distributions to shareholders of approximately $4.8 million and make principal payments on mortgage loans and bonds payable of approximately $1.3 million. The cash flows provided by financing activities for the nine months ended September 30, 1998 resulted primarily from approximately $54.4 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $4.5 million.

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

      Our committee has retained and will retain, as circumstances dictate, third party consultants and professionals to assist it in evaluating technical issues or making strategic recommendations for remedial action, if necessary.

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

      We have upgraded our networking, financial analysis, general ledger and accounts payable software programs in order to minimize the potential impact of Y2K at our headquarters. In addition, we expect to complete testing procedures that will ensure that all upgraded systems will operate subsequent to December 31, 1999. These testing procedures will include simulating operating all systems at a date after December 31, 1999. As of September 30, 1999, we have expended $47,000 on Y2K compliance issues. The vast majority of these funds have been expended on the network and computer software upgrades.

      We anticipate a total expenditure of less than $75,000 on Y2K compliance at our corporate headquarters. Based upon discussions with our ten property managers, we do not presently anticipate significant expenses at the property level. However, if there are significant expenditures at the property level, we will revise our projection of Y2K related costs, and report in the annual report.

      We have assessed the operations at each of our properties in an effort to diagnose the impact that Y2K may have on property operations, particularly mechanical systems. We are taking action at our Butterfield Office Plaza property to retrofit the building's mechanical system, an ancillary benefit of which will be to remedy an apparent Y2K issue. We are not aware of any other Y2K issues at our properties.

      We rely on various third parties to provide property level and other administrative functions. We have sent a questionnaire to each of our property managers inquiring about their ability to address the effect of the Y2K issue on their own operations. To date, we have received responses from all of our ten property managers. Of the ten property managers, nine have systems that, in their view, are Y2K compliant, and the remaining one is substantially compliant and expects to be fully compliant by year end.

      We have concluded that no further testing of our property managers' operations is warranted. The computerized aspect of the relationship between us and our property managers is most prevalent in the accounting and reporting functions from the property level to our headquarters. We believe that the potential impact of a non-compliant property manager is minimized because we have the right to cancel our property management contracts generally on 30-day notice at no cost to us. Therefore, any property managers who may not be Y2K compliant can be replaced with a manager that has Y2K compliant systems. In the event any property manager is unable to perform accounting functions after December 31, 1999, we expect to have the internal capability to process all accounting transactions and to produce financial statements needed to manage the properties and comply with our reporting requirements.

      We have also received Y2K reports from our payroll processing service provider, our transfer agent and our principal bank. Our payroll service provider has represented that it processes our payroll using Y2K compliant software. Our principal bank represented that as of September 30, 1999, its Y2K renovation, testing and implementation of all of its systems was complete. Our transfer agent has represented that all of its "mission critical" systems and nearly all of its "non-mission critical" systems have been tested for Y2K readiness. Furthermore, it continues to develop Business Resumption Contingency Plans for each line of its business that will ensure operations will continue with minimum disruption.

      Our property managers have inquired of various utilities to ascertain availability of service after December 31, 1999. Virtually no utility has given absolute assurance of compliance although none have indicated that problems are expected. Because utilities are not easily replaced, we consider the possibility of an interruption of service at one or more of our buildings to be our most significant Y2K risk. No amount of contingency planning can reasonably address this possibility. The future success of our operations is not closely tied to any other third party vendor, supplier or service provider. As such, if any of these third parties fails to conduct business due to Y2K related problems, we expect to be able to contract with other third parties without experiencing any material disruption of our operations or financial condition. We have concluded that no further inquiry of our other vendors and service providers is warranted.

      We cannot quantify the potential costs and uncertainties associated with potential Y2K program flaws at this time as they may relate to other organizations that we rely upon but we do not anticipate that the effect of this potential computer program flaw upon our operations will be significant.

      As of September 30, 1999, we had over 500 tenants. Our ten (10) largest tenants account for approximately twenty percent (20%) of our total projected revenues for 1999 based on properties owned as of September 30, 1999. Because of our broad tenant base, our future operations, particularly our ability to collect rent, is not closely tied to the ability of any one particular tenant to pay rent or other charges. We currently believe that there will not be a material adverse effect upon our operations or financial condition if any one tenant or small group of tenants ceases to conduct business (and pay rent) or is simply unable to pay rent on a timely-basis due to Y2K problems. However, if a large number of tenants, particularly several of the ten largest tenants, fail to pay rent for an extended period of time, our cash flow may be adversely effected. During the first quarter of 1999, we initiated contact with our 68 largest tenants to survey their plans to address Y2K related issues. This sampling includes all tenants whose annual rental payments are greater than $100,000. As of September 30, 1999, we have received responses from 35 of these tenants with 14 reporting compliance and the remainder indicating testing in progress or other non-committal responses.

      We have formulated a contingency plan to address potential failures:

      -     at our home office;
      -     at our properties;
      -     regarding our property managers;
      -     regarding our tenants;
      -     regarding our suppliers and vendors.
      -     regarding communicating with our officers and Trustees.

      We focused our efforts on determining a contingency plan for what we believe to be the most likely worst case scenario - an isolated failure in one or two of the categories described above. For example, there is the possibility that we may be unable to provide an adequate working environment for some of our tenants due to the failure of utility services or the failure of building mechanical, life safety or security systems. Furthermore, the worst case scenario includes Y2K problems inhibiting our ability to collect rent or preventing some of our tenants from paying rent caused by Y2K issues unrelated to property operations. We could be subject to litigation for failing to provide an adequate working environment for our tenants as a result of Y2K computer system disruptions. More immediately, the tenants may cease paying rent which could impact our cash flow. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      We have not focused our contingency planning on a "doomsday" scenario in which a near-universal malfunction of computers would have a sweeping effect upon all businesses. It is unlikely that any planning we could presently formulate would assist in the vast recovery process necessitated by this event.

OTHER INFORMATION

      As of September 30, 1999, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                           BANYAN STRATEGIC REALTY TRUST
                                                 Portfolio Summary
                                                September 30, 1999
                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
FLEX/INDUSTRIAL
---------------
Milwaukee Industrial Properties
Milwaukee, WI. . . . . . . . .       4/30/93        235,800            89%      11%      20%     11%      47%

Elmhurst Metro Court
Elmhurst, IL . . . . . . . . .      11/30/93        140,800            72%      14%      12%     30%      16%

Willowbrook Industrial Court
Willowbrook, IL. . . . . . . .       6/16/95         84,300            91%       3%      26%     17%      45%

Quantum Business Centre
Louisville, KY . . . . . . . .       9/26/95        182,300            91%       4%      26%     18%      43%

Lexington Business Center
Lexington, KY. . . . . . . . .      12/05/95        308,800            70%       1%      16%     10%      43%

Newtown Business Center
Lexington, KY. . . . . . . . .      12/05/95         87,100            80%       5%       5%     37%      33%

6901 Riverport Drive
Louisville, KY . . . . . . . .      11/19/96        322,100           100%       0%      45%      0%      55%

Avalon Ridge Business Park
Norcross, GA . . . . . . . . .       4/24/98         57,400           100%       0%       0%      0%     100%

Tower Lane Business Park
Bensenville, IL. . . . . . . .       4/27/98         95,900            88%       7%      33%     15%      33%

Metric Plaza
Winter Park, FL. . . . . . . .       4/30/98         32,000           100%       0%       0%      0%     100%

Park Center
Orlando, FL. . . . . . . . . .       4/30/98         47,400            80%       0%       9%     25%      46%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
University Corporate Center
Winter Park, FL. . . . . . . .       4/30/98        127,800            84%       5%      20%     33%      26%

Johns Creek Office and
Industrial Park
Duluth and Suwanee, GA . . . .       8/14/98        119,300           100%       0%       0%     50%      50%
                                                 ----------          -----    -----    -----   -----    -----
  Sub-total. . . . . . . . . .                    1,841,000            87%       4%      21%     17%      45%
                                                 ----------          -----    -----    -----   -----    -----

OFFICE
------
Colonial Penn Building
Tampa, FL. . . . . . . . . . .       3/22/94         79,200           100%       0%      28%      0%      72%

Commerce Center f/k/a
Florida Power & Light Building
Sarasota, FL . . . . . . . . .       3/22/94         81,100           100%       0%       0%     11%      89%

Woodcrest Office Park
Tallahassee, FL. . . . . . . .      12/19/95        264,900            90%       9%      28%     12%      41%

Midwest Office Center
Oakbrook Terrace, IL . . . . .       4/18/96         77,000            94%      12%      30%     13%      39%

Phoenix Business Park
Atlanta, GA. . . . . . . . . .       1/15/97        110,600            57%       0%       2%     13%      42%

Butterfield Office Plaza
Oak Brook, IL. . . . . . . . .       4/30/97        200,800            96%       5%      27%     16%      48%

Southlake Corporate Center
Morrow, GA . . . . . . . . . .       7/30/97         56,200            87%       0%       9%     32%      46%

University Square Business Center
Huntsville, AL . . . . . . . .       8/26/97        184,700            89%      11%      19%     25%      34%

Technology Center
Huntsville, AL . . . . . . . .       8/26/97         48,500           100%       0%      35%     65%       0%

Airways Plaza Office Center
Memphis, TN. . . . . . . . . .      12/10/97         87,800            26%       0%      16%      4%       6%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        1999     2000    2001    2001
                                    --------        -------       --------     ----     ----    ----    -----
Peachtree Pointe Office Park
Norcross, GA . . . . . . . . .       1/20/98         71,700            90%      13%      16%     15%      46%

Avalon Center Office Park
Norcross, GA . . . . . . . . .       3/20/98         53,300           100%       0%       0%      0%     100%

Sand Lake Tech Center
Orlando, FL. . . . . . . . . .       4/30/98         84,100            77%       0%       0%      0%      77%

Technology Park
Norcross, GA . . . . . . . . .       8/14/98        145,700           100%      17%       9%     26%      48%
                                                 ----------          -----    -----    -----   -----    -----
    Sub-total. . . . . . . . .                    1,545,600            87%       6%      18%     16%      47%
                                                 ----------          -----    -----    -----   -----    -----

RETAIL
------
Northlake Tower Shopping Center
Atlanta, GA. . . . . . . . . .       7/28/95        321,600            97%       2%      17%      2%      76%
                                                 ----------          -----    -----    -----   -----    -----
Total. . . . . . . . . . . . .                    3,708,200            88%       5%      19%     15%      49%
                                                 ----------          -----    -----    -----   -----    -----

RESIDENTIAL
-----------
Country Creek Apartments
Oklahoma City, OK. . . . . . .       5/22/97            320            96%

Willowpark Apartments
Lawton, OK . . . . . . . . . .       5/22/97            160            91%

Winchester Run Apartments
Oklahoma City, OK. . . . . . .       5/22/97            192            97%

Woodrun Village Apartments
Yukon, OK. . . . . . . . . . .       5/22/97            192            98%
                                                   --------          -----
    Total. . . . . . . . . . .                          864            96%
                                                   ========          =====
PORTFOLIO TOTAL (a). . . . . .                                         89%
                                                                     =====
--------------------

      (a)   For purposes of calculating the weighted average occupancy for the portfolio, we converted the number of residential apartments to an equivalent square footage amount for each residential property.

                       BANYAN STRATEGIC REALTY TRUST
                        Comparison of Average Rents

                                                 Average       Average
                                                "In Place"     Market
                                 Square          Net Rents    Net Rents
Property Type                    Footage            (1)         (2)
-------------                   ---------       ----------    ---------

Flex/Industrial. . . . . .      1,841,000       $5.05           $5.30

Office . . . . . . . . . .      1,545,600        9.10           10.04

Retail . . . . . . . . . .        321,600       10.79           11.73
                               ----------      ------          ------
    Total. . . . . . . . .      3,708,200      $ 7.23          $ 7.83
                               ==========      ======          ======


                                Average Monthly           Monthly
                               "In Place" Rents         Market Rents
                              -------------------   -------------------
                      Units     Per Square Foot       Per Square Foot
                      -----   -------------------   -------------------

Residential. . .        864           $0.67                $0.63
                        ===           =====                =====

--------------------

(1) Average "In Place" Net Rents represent net operating income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.

SUBSEQUENT EVENTS

      FINANCING

      On October 8, 1999, we entered into a loan agreement with LaSalle Bank N.A. in the amount of $7.8 million. The loan, which is collateralized by the Trust's Lexington Business Center property, bears interest at a variable rate equal to LIBOR plus 2% and is payable monthly. The loan principal is pre-payable without penalty and has an initial maturity date of May 31, 2000. We have two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19,500 for each extension. We utilized the proceeds from the loan to repay the loan previously collateralized by the Lexington Business Center and for other business purposes.

      On September 13, 1999, we amended our October 10, 1997 convertible term loan agreement with the lenders for whom Morgens, Waterfall, Vintiadis & Co., Inc. serves as agent to extend the date on which an annual fee of 2% of the outstanding loan balance is both measured and payable, from October 14, 1999 to November 15, 1999. This date was further postponed to December 15, 1999, then to January 31, 2000, pursuant to subsequent extension letters dated as of October 14, 1999 and November 9, 1999 received from Morgens, Waterfall, Vintiadis & Co., Inc.

      DISPOSITION

      On November 4, 1999, we sold Quantum Business Centre, a multi-tenant, flex/industrial property located in Jefferson County, Kentucky, for a sales price of approximately $6.1 million. We received approximately $3.6 million in net proceeds from the sale.


ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We do not engage in any hedge transaction nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

      As of September 30, 1999, we had approximately $150.4 million of outstanding long-term debt, of which $17.7 million bears interest at variable rates that are adjusted on a monthly basis. As of September 30, 1999, the weighted-average interest rate on this variable rate debt was 6.72%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $177,000 on an annual basis.

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


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine               Date:  November 12, 1999
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                  Date:  November 12, 1999
      Joel L. Teglia, Vice President
      and Chief Financial Officer

EXHIBIT
 INDEX
-------

 3.1 Second Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993 and August 12, 1998, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

 3.2  By-Laws dated March 13, 1996. (2)

 3.3  BSRT UPREIT Limited Partnership Limited Partnership Agreement (3)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (4)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (5)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

 4.4 Third Amendment to Convertible Term Loan Agreement dated as of September 13, 1999 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders.(*)

 4.5 Extension Letter to Convertible Term Loan Agreement dated as of October 14, 1999.(*)

 4.6 Extension Letter to Convertible Term Loan Agreement dated as of November 9, 1999.(*)

 4.7 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (7)

 4.8 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (6)

 4.9 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (1)

 4.10 Loan Agreement dated May 22, 1998 between BSRT Lexington B Corp. and BSRT Lexington Trust, as Borrower and the Capital Company of America, as Lender. (6)

 4.11 First Amendment to Loan Agreement dated September 11, 1998 between BSRT Lexington B Corp., and BSRT Lexington Trust, as Borrower and the Capital Company of America LLC, as Lender. (1)

 4.12 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (6)

EXHIBIT
 INDEX
-------

 4.13 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (1)

 10.1 Employment Agreement of Leonard G. Levine as of October 1, 1997. (8)

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

 10.9 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Walter E. Auch, Sr. (10)

10.10 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Norman M. Gold. (10)

10.11 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Marvin A. Sotoloff. (10)

10.12 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Leonard G. Levine. (10)

10.13 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Joel L. Teglia. (10)

10.14 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Neil D. Hansen. (10)

10.15 Indemnification Agreement dated as of January 1, 1999 between Banyan Strategic Realty Trust and Jay E. Schmidt. (10)

10.16 Indemnification Agreement dated as of June 9,1999 between Banyan Strategic Realty Trust and Robert G. Higgins. (10)

10.17 Indemnification Agreement dated as of June 9, 1999 between Banyan Strategic Realty Trust and Christopher J. Swieca. (10)

 21   Subsidiaries of Banyan Strategic Realty Trust (3)

 27   Financial Data Schedule (*)

99.7  Press Release dated October 6, 1999 (11)

99.8  Press Release dated October 20, 1999 (11)

99.9  Press Release dated November 8, 1999 (*)

99.10 Press Release dated November 10, 1999 (*)

--------------------

      (*)   Filed herewith.

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

      (10) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1999.

      (11) Incorporated by reference from the Trust's Form 8-K dated October 25, 1999.