Form 10-K405
period 1999-12-31
BANYAN STRATEGIC REALTY TRUST
filed 2000-03-29
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of February 16, 2000:
14,127,169. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was $59,960,901.

                  DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 77 of sequentially numbered pages.

                           TABLE OF CONTENTS



                                PART I

ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . .      1

ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . .      4

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .     11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .     11


                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND
           RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . .     12

ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .     14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     19

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .     29

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .     30

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .     62


                               PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE
           REGISTRANT . . . . . . . . . . . . . . . . . . . . .     62

ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .     64

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . .     72

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS . . . . . . . . . . . . . . . .     75


                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     75


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     76

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

     .     adverse consequences of failure to qualify as a REIT; and

     .     possible environmental liabilities.

Actual results could differ materially from those projected in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" for a more complete discussion.

GENERAL

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries. BSRT UPREIT Corp., a wholly-owned subsidiary, is the General Partner of the Operating Partnership. As of December 31, 1999, we were the sole limited partner of BSRT UPREIT Limited Partnership. As of December 31, 1999, we owned individually, or, in some cases through joint ventures, twenty-seven properties comprised of:

     .     fourteen office properties totaling 1.5 million rentable square feet;

     .     twelve flex/industrial properties totaling 1.7 million rentable square feet;

     .     one retail property totaling 321,600 rentable square feet.

(See the property section below for a detailed information regarding all properties in the portfolio.)

     Our board of trustees has recently formed a committee comprised entirely of our independent trustees to begin the process of evaluating strategic alternatives. The results of this review may significantly change our future business plan compared to the strategies that we have pursued over the last several years. Further, pending this review we have not acquired any new properties and have not taken any specific steps to increase the amount of capital available for acquisitions.

BUSINESS

     We seek to carefully and aggressively manage our assets to maximize the cash flow generated by, and the long term value of, our properties. To achieve this we develop an annual operating plan for each property which focuses on increasing property revenue through:

     .     increased occupancy and/or higher rents;

     .     negotiating leases containing base rental increases;

     .     emphasizing tenant satisfaction;

     .     controlling operating expenses; and

     .     expanding existing properties.


     In the past, as part of our acquisition strategy, we have also sought to acquire well-located, underperforming properties, primarily office and flex/industrial properties that were leased at below market rates or had low occupancy levels. In acquiring properties, we have also assessed:

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

     We have competed for acquisitions primarily with local or private non-institutional investors (generally less than $100 million in assets). We carefully reviewed each acquisition opportunity through an extensive due diligence process including an evaluation of the demographic trends in the local market such as population and income growth as well as the demand for, and supply of, the property type.

     We have also regularly reviewed whether we can produce higher returns for our shareholders by disposing of properties. Generally, we will consider selling a property when one or more of the following conditions apply:

     .     market prices are at or near replacement costs;

     .     occupancy and/or rents are high and there is limited potential to increase cash flow and property value within a reasonable period; or

     .     ownership of the property is no longer consistent with our growth strategies.

     During the year ended December 31, 1999, we sold our residential portfolio consisting of Woodrun Village Apartments, Country Creek Apartments, Winchester Run Apartments, and Willowpark Apartments, as well as Quantum Business Centre for a total gain of approximately $4 million. We did not sell any properties during the year ended December 31, 1998.

     Our goal is a balanced and flexible capital structure. As of December 31, 1999, we had borrowed a total of $132.7 million, $26.6 million of which bears interest at variable rates. Based on the closing price of our common shares on December 31, 1999, our borrowings represent approximately 62.0% of our total market capitalization.

     We compete with numerous other properties in attracting tenants to lease our space. Some of the competing properties may be newer, better located or owned by parties that are better capitalized. We believe that our properties are located in high-growth areas and will continue to attract tenants competitively. We further believe that the operating strategy for our properties allows us to remain competitive with other entities in our geographical markets.

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

     We have fifteen employees, four of whom serve as executive officers. The fifth executive officer is not our employee, but he provides services to us as an independent contractor.

     We review and monitor compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 1999, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate making any such expenditures for the year ending
December 31, 2000.


ITEM 2.  PROPERTIES

     As of December 31, 1999, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                        BANYAN STRATEGIC REALTY TRUST
                                              PORTFOLIO SUMMARY
                                              December 31, 1999

                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %        2000      2001     2002      2002    Description (a)
                 --------    -------   -----      -----     ----     ----     -----    ---------------------

FLEX/INDUSTRIAL
---------------
Milwaukee                                                                              A 1% General and 84%
Industrial                                                                             Limited Partner
Properties                                                                             interest in a joint
Milwaukee, WI      4/30/93   235,800     89%        27%      11%      32%       19%    venture (b) (c)

Elmhurst Metro                                                                         A 1% General and 84%
Court                                                                                  Limited Partner
Elmhurst, IL      11/30/93   140,800     65%        15%      30%      12%        8%    interest in a joint
                                                                                       venture (b) (c)

Willowbrook                                                                            A 1% General and 84%
Industrial Court                                                                       Limited Partner
Willowbrook, IL    6/16/95    84,300     91%        28%      20%      31%       12%    interest in a joint
                                                                                       venture (b) (c)

Lexington                                                                              Fee ownership of
Business Center                                                                        land and improve-
Lexington, KY     12/05/95   308,800     71%        19%       9%       5%       38%    ments





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %        2000      2001     2002      2002    Description (a)
                 --------    -------   -----      -----     ----     ----     -----    ---------------------
Newtown Business                                                                       Fee ownership of
Center                                                                                 land and improve-
Lexington, KY     12/05/95    87,100     97%         4%      37%      16%       40%    ments

6901 Riverport                                                                         Leasehold interest
Drive                                                                                  pursuant to bond
Louisville, KY    11/19/96   322,100    100%        45%       0%       0%       55%    financing and owner-
                                                                                       ship of improvements

Avalon Ridge                                                                           Fee ownership of
Business Park                                                                          land and improve-
Norcross, GA       4/24/98    57,400    100%         0%       0%       0%      100%    ments

                                                                                       A 1% General and
Tower Lane                                                                             84% Limited Partner
Business Park                                                                          interest in a joint
Bensenville, IL    4/27/98    95,900     88%        37%      15%      30%        6%    venture (b) (f)

                                                                                       Fee ownership of
Metric Plaza                                                                           land and improve-
Winter Park, FL    4/30/98    32,000    100%         0%       0%      69%       31%    ments

                                                                                       Fee ownership of
Park Center                                                                            land and improve-
Orlando, FL        4/30/98    47,400     80%         9%      25%      24%       22%    ments

University                                                                             Fee ownership of
Corporate Center                                                                       land and improve-
Winter Park, FL    4/30/98   127,800     84%        22%      33%      21%        8%    ments

Johns Creek
Office and
Industrial Park                                                                        Fee ownership of
Duluth and                                                                             land and improve-
Suwanne, GA        8/14/98   119,300    100%         0%      50%      50%        0%    ments

                           ---------    ----       ----     ----     ----      ----
    Sub-total              1,658,700     87%        23%      16%      18%       30%
                           ---------    ----       ----     ----     ----      ----





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %        2000      2001     2002      2002    Description (a)
                 --------    -------   -----      -----     ----     ----     -----    ---------------------
OFFICE
------
Colonial Penn                                                                          Fee ownership of
Building                                                                               land and improve-
Tampa, FL          3/22/94    79,200    100%        28%       0%       0%       72%    ments

Commerce
Center f/k/a
Florida Power                                                                          Fee ownership of
& Light Building                                                                       land and improve-
Sarasota, FL       3/22/94    81,100    100%         0%      11%       5%       84%    ments

                                                                                       A 1% General and 84%
Woodcrest Office                                                                       Limited Partner
Park                                                                                   interest in a joint
Tallahassee, FL   12/19/95   264,900     95%        24%      12%      13%       46%    venture (b) (e)

Midwest Office                                                                         A 1% General and 84%
Center                                                                                 Limited Partner
Oakbrook                                                                               interest in a joint
Terrace, IL        4/18/96    77,000     91%        39%      13%      29%       10%    venture (b) (c)

Phoenix Business                                                                       Fee ownership of
Park                                                                                   land and improve-
Atlanta, GA        1/15/97   110,600     57%         2%      13%      18%       24%    ments

                                                                                       A 1% General and
Butterfield                                                                            84% Limited Partner
Office Plaza                                                                           interest in a joint
Oak Brook, IL      4/30/97   200,800     96%        27%      16%      37%       16%    venture (b) (f)

Southlake                                                                              Fee ownership of
Corporate Center                                                                       land and improve-
Morrow, GA         7/30/97    56,200     87%         9%      32%      35%       11%    ments

University Square                                                                      Fee ownership of
Business Center                                                                        land and improve-
Huntsville, AL     8/26/97   184,700     91%        28%      25%      26%       12%    ments

                                                                                       Leasehold interest
                                                                                       pursuant to a ground
Technology Center                                                                      lease and ownership of
Huntsville, AL     8/26/97    48,500    100%        35%      65%       0%        0%    improvements





                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %        2000      2001     2002      2002    Description (a)
                 --------    -------   -----      -----     ----     ----     -----    ---------------------
Airways Plaza                                                                          Fee ownership of
Office Center                                                                          land and improve-
Memphis, TN       12/10/97    87,800     26%        16%       4%       3%        3%    ments

Peachtree Pointe                                                                       Fee ownership of
Office Park                                                                            land and improve-
Norcross, GA       1/20/98    71,700     89%        29%      13%      16%       31%    ments

Avalon Center                                                                          Fee ownership of
Office Park                                                                            land and improve-
Norcross, GA       3/20/98    53,300    100%         0%       0%       0%      100%    ments

Sand Lake                                                                              Fee ownership of
Tech Center                                                                            land and improve-
Orlando, FL        4/30/98    84,100     77%         0%       0%      39%       38%    ments

Technology                                                                             Fee ownership of
Park                                                                                   land and improve-
Norcross, GA       8/14/98   145,700     96%        13%      28%       4%       51%    ments
                           ---------    ----       ----     ----     ----      ----
    Sub-total              1,545,600     87%        19%      16%      18%       34%
                           ---------    ----       ----     ----     ----      ----

RETAIL
------
                                                                                       Leasehold interest
                                                                                       pursuant to a ground
                                                                                       lease and ownership of
Northlake                                                                              improvements (through
Tower Shopping                                                                         a 1% General and 80.9%
Center                                                                                 Limited Partner
Atlanta, GA        7/28/95   321,600     98%        14%       2%       7%       75%    interest) in a joint
                           ---------    ----       ----     ----     ----      ----    venture (b) (d)
    Portfolio
      Total                3,525,900     88%        21%      15%      17%       35%
                           =========    ====       ====     ====     ====      ====

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



                     BANYAN STRATEGIC REALTY TRUST
                      COMPARISON OF AVERAGE RENTS


                                                             Average
                                          Average            Market
                                        "In Place"          Net Rents
Property Type       Square Footage       Net Rents (1)         (2)
-------------       --------------      --------------     ----------

Flex/Industrial          1,658,700         $ 5.55            $ 5.59

Office                   1,545,600           9.18             10.27

Retail                     321,600          11.81             12.00
                        ----------         ------            ------
  Total                  3,525,900         $ 7.71            $ 8.23
                        ==========         ======            ======

-------------

(1) Average "In Place" Net Rents represent Net Operating Income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.


     We also lease approximately 7,000 square feet under an operating lease which expires on June 30, 2001 for our corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceedings as of March 24, 2000, nor were any material proceedings terminated during the quarter ended December 31, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust held its 1998 Annual Meeting of Shareholders on December 13, 1999. There were six proposals considered at the Meeting:

     PROPOSAL #1 was to elect five trustees;

     PROPOSAL #2 was to ratify the selection of Ernst & Young as our independent accountants for 1999;

     PROPOSAL #3 was to amend our Declaration of Trust to remove references to "Advisor" or "Sponsor" or provisions governing our relationship with an "Advisor" or "Sponsor";

     PROPOSAL #4 was to amend our Declaration of Trust to remove provisions governing our operating expenses;

     PROPOSAL #5 was to amend our Declaration of Trust to delete the reference to permitted actions prior to our first public sale of shares; and

     PROPOSAL #6 was to amend our Declaration of Trust to allow for the delivery of proxies telephonically and through the use of electronic media and for the delivery of notice through the use of electronic media.

PROPOSAL #1

                                              FOR           WITHHELD
                                           ----------       --------
SLATE OF TRUSTEES ELECTED

   Walter E. Auch, Sr.                     10,426,420        101,240
   Daniel Levinson                         10,440,603         87,057
   Leonard G. Levine                       10,433,343         94,317
   Stephen M. Peck                         10,437,288         90,372
   L.G. Schafran                           10,442,986         84,674

   (All elected)


                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #2                 10,426,041         23,303         78,316
(Carried)


                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #3                 10,225,227         79,031        223,402
(Carried)


                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #4                  9,979,639        271,345        276,676
(Carried)

                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #5                 10,159,141        125,267        243,252
(Carried)


                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #6                 10,283,812        122,810        121,038
(Carried)




                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Our shares are included for quotation on the NASDAQ National Market (symbol - BSRTS). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions we paid per share for the years ended December 31, 1999 and 1998.

                                 1999
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $5.81               $0.12          4/05/99
           Low          $4.31

6/30       High         $6.00               $0.12          7/07/99
           Low          $4.37

9/30       High         $6.06               $0.12         10/06/99
           Low          $4.75

12/31      High         $6.00               $0.12          1/10/00
           Low          $4.37


                                 1998
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $6.25               $0.12          3/16/98
           Low          $5.13

6/30       High         $7.75               $0.12          7/6/98
           Low          $5.94

9/30       High         $7.19               $0.12          10/6/98
           Low          $5.50

12/31      High         $6.31               $0.12          1/6/99
           Low          $4.63


     On January 10, 2000, we declared a cash distribution for the quarter ended December 31, 1999 of $0.12 per share payable February 22, 2000 to shareholders of record on January 21, 2000.

     During 1999 and 1998, we paid distributions equal to $0.48 and $0.46 per share, respectively. A total of $0.01 in 1998 represented a return of capital. No portion of 1999 distributions represented a return of capital.

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

     .     our level of operating expenses; and

     .     the strategic course determined by our Board of Trustees as a result of their strategic review.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

     As of February 18, 2000, there were 3,368 record holders of shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1999          1998          1997          1996          1995
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Operating Data:
  Revenues. . . . . . . . . . . .      $ 41,716      $ 39,416      $ 28,785      $ 21,404      $ 12,902

Expenses:
  Interest. . . . . . . . . . . .        11,558         9,778         6,447         4,011         1,536
  Depreciation and amortization .         6,942         5,484         4,213         2,965         1,569
  Property operating. . . . . . .        13,601        13,449        10,689         9,294         5,620
  General and administrative. . .         4,496         4,614         4,315         3,126         2,036
  Recovery of losses on loans,
    notes and interest receivable         --            --             (161)          (17)         (165)
                                       --------      --------      --------      --------      --------
        Total expenses. . . . . .        36,597        33,325        25,503        19,379        10,596
                                       --------      --------      --------      --------      --------
Income before minority interest,
  income (loss) from operations of
  real estate venture, net gains
  and extraordinary item (2). . .         5,119         6,091         3,282         2,025         2,306
Minority interest . . . . . . . .          (538)         (572)         (590)         (481)         (178)
Income (loss) from operations of
  real estate venture . . . . . .         --            --               37        (3,301)           63
Net gains and extraordinary item.         3,906          (141)          817         --              409
                                       --------      --------      --------      --------      --------
Net income (loss) . . . . . . . .      $  8,487      $  5,378      $  3,546      $ (1,757)     $  2,600
                                       ========      ========      ========      ========      ========
Earnings per share of beneficial
 interest - Basic:
  Income (loss) before net gains
   and extraordinary item . . . .      $   0.34      $   0.41      $   0.24      $  (0.17)     $   0.21
                                       ========      ========      ========      ========      ========
  Net income (loss) . . . . . . .      $   0.63      $   0.40      $   0.32      $  (0.17)     $   0.25
                                       ========      ========      ========      ========      ========
Earnings per share of beneficial
  interest - Diluted:
  Income (loss) before net gains
   and extraordinary item . . . .      $   0.34      $   0.40      $   0.24      $  (0.17)     $   0.21
                                       ========      ========      ========      ========      ========
  Net income (loss) . . . . . . .      $   0.63      $   0.39      $   0.32      $  (0.17)     $   0.25
                                       ========      ========      ========      ========      ========





                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1999          1998          1997          1996          1995
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Balance Sheet Data:

Investment in real estate, net. .      $183,844      $209,409      $149,386      $102,490      $ 87,863
Total assets. . . . . . . . . . .       206,647       222,590       159,634       116,534       110,765
Loans and bonds payable . . . . .       132,681       151,648        92,118        59,081        49,022
Shareholders' equity. . . . . . .        65,295        62,434        62,315        50,934        56,875

Other Data:
Calculation of Funds
  From Operations (3):
Net income (loss) . . . . . . . .         8,487         5,378         3,546        (1,757)        2,600
Plus:  Depreciation and
  amortization expense. . . . . .         6,629         5,176         3,500         2,484         1,385
Less: Minority interest share
  of depreciation and amortiza-
  tion expense. . . . . . . . . .          (309)         (315)         (275)         (241)         (115)
Less:  Recovery of losses on
  loans, notes and interest
  receivable. . . . . . . . . . .         --            --             (161)          (17)         (165)
Valuation allowance included in
  operations of real estate venture       --            --            --            3,180         --
Net gains . . . . . . . . . . . .        (4,089)        --             (881)        --             (409)
Extraordinary item, net of
  minority interest . . . . . . .           183           141            64         --            --
                                       --------      --------      --------      --------      --------
Funds from operations . . . . . .      $ 10,901      $ 10,380      $  5,793      $  3,649      $  3,296
                                       ========      ========      ========      ========      ========
Calculations of Funds Available
 for Distributions (4):
Funds from operations . . . . . .      $ 10,901      $ 10,380      $  5,793      $  3,649      $  3,296
Straight line rents . . . . . . .          (248)         (544)         (386)         (289)          (97)
Lease commissions . . . . . . . .        (1,182)         (739)         (630)         (382)         (122)
Capital reserve . . . . . . . . .          (505)         (493)         (381)         (350)         (256)
                                       --------      --------      --------      --------      --------
Funds available for distributions      $  8,966      $  8,604      $  4,396      $  2,628      $  2,821
                                       ========      ========      ========      ========      ========

Cash flows from:
  Operating activities. . . . . .      $ 10,844      $ 11,220      $  8,644      $  5,730      $  2,847
  Investing activities. . . . . .         7,581       (61,790)      (27,575)       (6,598)      (31,691)
  Financing activities. . . . . .        (9,059)       49,872        19,555          (827)       19,574





                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         1999          1998          1997          1996          1995
                                       --------      --------      --------      --------      --------
                                        (amounts in thousands, except property and per share data)

Number of property interests owned           27            32            22            15            13
Weighted average
  number of shares. . . . . . . .        13,469        13,308        11,150        10,478        10,474
Cash distributions per share of
  beneficial interest (5) . . . .      $   0.48      $   0.46      $   0.40      $   0.40      $   0.40
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

(3)  Due to certain unique operating characteristics of real estate companies, The National Association of Real
Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From
Operations", or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as our company.  As defined by NAREIT, FFO means Net Income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary items, excluding gains (or losses) from sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We have adopted the NAREIT definition for computing FFO because we believe that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Trust to those of other REIT's.  The calculation of FFO may vary from entity to entity since capitalization and expense policies may vary from entity to entity.  Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO.  As such, our presentation of FFO may not be comparable to other similarly titled measures presented by other REIT's.
FFO is not intended to be an alternative to Net Income as an indication of our performance nor an alternative to
Cash Flows from Operating Activities (as calculated in accordance with GAAP) as a measure of our capacity to pay distributions.

(4)  Funds Available for Distributions, or "FAD" for short, is calculated by adjusting FFO for straight-line rent adjustments, lease commissions paid and a normalized reserve for capital improvements.  The capital reserve is
$0.075 per sq. ft. for flex/industrial properties, $0.10 per sq. ft. for office properties and $0.15 per sq. ft.
for retail property and $200 per residential unit.

(5)  Based on 13,469 weighted average shares outstanding for 1999; 13,308 weighted average shares outstanding for
1998; 11,150 weighted average shares outstanding for 1997; 10,478 weighted average shares outstanding for 1996;
and 10,474 weighted average shares outstanding for 1995.


QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and
1998.

                                                                        1999
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                  (Amounts in thousands, except per share data)
Total Revenue                                 $ 10,428         $ 10,483         $ 10,509         $ 10,296

Operating Expenses                              (9,076)          (9,115)          (9,180)          (9,226)
                                              --------         --------         --------         --------
Operating Income                                 1,352            1,368            1,329            1,070

Minority Interest in Consolidated
 Partnerships                                     (114)            (141)            (126)            (157)
                                              --------         --------         --------         --------
Income before Net Gains and Extra-
 ordinary Item                                   1,238            1,227            1,203              913

Net Gains on Disposition of
 Investments in Real Estate                      --               --               --               4,089

Extraordinary Item, Net of
  Minority Interest                              --               --               --                (183)
                                              --------         --------         --------         --------
Net Income                                    $  1,238         $  1,227         $  1,203         $  4,819
                                              ========         ========         ========         ========

Earnings Per Share of
 Beneficial Interest - Basic:
   Income before Net Gains and
     Extraordinary Item                       $   0.09         $   0.09         $   0.09         $   0.07
                                              ========         ========         ========         ========

   Net Income                                 $   0.09         $   0.09         $   0.09         $   0.36
                                              ========         ========         ========         ========
Earnings Per Share of
 Beneficial Interest - Diluted:
  Income before Net Gains and
    Extraordinary Item                        $   0.09         $   0.09         $   0.09         $   0.07
                                              ========         ========         ========         ========

  Net Income                                  $   0.09         $   0.09         $   0.09         $   0.36
                                              ========         ========         ========         ========




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
                                             =========        =========        =========        =========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We acquired a large number of properties during 1998 and 1997. We did not acquire any properties during 1999. Thus, period to period results are not entirely comparable. At December 31, 1999, we owned individually or, in some cases, through joint ventures:

     .     twelve flex industrial properties totalling 1,658,700 rentable square feet;

     .     fourteen office properties totalling 1,545,600 rentable square feet;

     .     one retail center which contains 321,600 rentable square feet.

     During the year ended December 31, 1999, we sold four apartment complexes containing 864 units and one flex industrial property totalling 182,300 rentable square feet.


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     During the year ended December 31, 1999 and 1998 our net income totalled approximately $8.5 million ($0.63 per basic common share) and approximately $5.4 million ($0.40 per basic common share), respectively. The approximately $3.1 million increase resulted primarily from net gains on dispositions of investments in real estate of approximately $4.1 million, and revenue growth of approximately $2.3 million reduced by expense growth of approximately $3.3 million. In particular, our total revenues increased by approximately $2.3 million or 5.8% to approximately $41.7 million from approximately $39.4 million, due primarily to an increase in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire year ended December 31, 1999 with the results of the same properties owned during the year ended December 31, 1998), net operating income decreased by approximately $0.6 million with total revenues decreasing by approximately $1.1 million offset by a decrease in total operating expenses of approximately $0.5 million. The decrease in same store revenues was caused by a decrease in the occupancy at four of our properties, the Lexington Business Center, Phoenix Business Park, Elmhurst Metro Court, and Airways Plaza Office Center. The average occupancy levels at these properties were 65%, 67%, 65%, and 41% during the year ended December 31, 1999, respectively, compared to 85%, 96%, 76%, and 99% average occupancy levels during the year ended December 31, 1998. The occupancy at these four properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999. Our ability to achieve "same-store" growth in revenue in the future will depend on, among other things, the amount of time it takes to re-lease these and future vacant spaces and the rental rates at which we obtain new tenants. Furthermore, property acquisitions completed during 1998 significantly contributed to our revenue growth in the year ended December 31, 1999.

     Our total expenses increased by approximately $3.3 million primarily due to an increase in the number of properties that we own. Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease increased by approximately $0.2 million to approximately $13.6 million from approximately $13.4 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.4 million or 4.1% to approximately $9.4 million from approximately $9.8 million. Interest expense increased by approximately $1.8 million to approximately $11.6 million from approximately $9.8 million, primarily due to an increase in the amount we borrowed in connection with the acquisitions that we completed in 1998. General and Administrative expense decreased by approximately $0.1 million to approximately $4.5 million from approximately $4.6 million.
Depreciation and Amortization expense increased by approximately $1.4 million to approximately $6.6 million from approximately $5.2 million which accounts for the remaining net increase in total expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     During the years ended December 31, 1998 and 1997 our net income totalled approximately $5.4 million ($0.40 per basic common share) and approximately $3.5 million ($0.32 per basic common share), respectively. The approximately $1.9 million increase resulted primarily from revenue growth of approximately $10.6 million reduced by expense growth of approximately $7.8 million. In particular, our total revenues increased by approximately $10.6 million or 36.8% to approximately $39.4 million from approximately $28.8 million, due primarily to an increase in the number of properties that we own. We attribute approximately $9.9 million or 93.4%, of this increase to properties acquired in 1998 and the net full-year effect of properties we either acquired or sold during 1997. On a "same-store" basis (comparing the results of operations of the properties owned during the entire year ended December 31, 1998 with the results of the same properties owned during the year ended December 31, 1997), total revenues increased by approximately $0.7 million or 3.5% to approximately $20.7 million from approximately $20.0 million, due to increased rental rates at these properties and recognition of lease termination fees at certain properties. Our portfolio occupancy as of December 31, 1998 was lower than it historically has been as a result of the termination of leases during the last quarter. In addition, property acquisitions during 1997 and 1998 have significantly contributed to our growth in those years.

     In 1998, our total operating expenses, which include property operating, repair and maintenance, real estate taxes, and ground lease, increased by approximately $2.7 million to approximately $13.4 million from approximately $10.7 million in 1997, primarily due to an increase in the number of properties that we own, which accounted for approximately $2.3 million or 85.2% of this increase. On a "same-store" basis, total operating expenses increased by approximately $0.4 million or 6.3% to approximately $6.7 million from approximately $6.3 million. Interest expense increased by approximately $3.4 million from approximately $6.4 million to approximately $9.8 million, primarily due to an increase in the amount we have borrowed in connection with the acquisitions we completed in 1998. Depreciation and amortization expense also increased approximately $1.7 million. We attribute most of the increase to the fact that we owned more properties during 1998 than we did during 1997. Total general and administrative expenses increased by approximately $0.3 million due to costs incurred in connection with due diligence for transactions that were not completed in 1998 and due to an increase in administrative staff hired to oversee our properties and the legal fees associated with acquiring properties during 1998.

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

     We expect to fund our long-term liquidity needs, including funds necessary for non-recurring capital improvements and funds required if we decide to acquire and develop property, from long-term secured and unsecured debt and through issuing debt or equity securities, including issuing units in the Operating Partnership in exchange for properties. We expect that we will fund a portion of the cost of buying and improving properties in the future by borrowing under our credit facilities or by mortgaging properties we acquire.

     At December 31, 1999, our assets totalled approximately $206.6 million, a decrease of approximately $16.0 million from total assets at December 31, 1998 of approximately $222.6 million. Our liabilities totalled approximately $139.1 million at December 31, 1999 a decrease of approximately $18.9 million from a total of approximately $158.0 million at December 31, 1998. Our shareholders equity increased by approximately $2.9 million to approximately $65.3 million at December 31, 1999 from approximately $62.4 million at December 31, 1998.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $13.1 million at December 31, 1999 and approximately $3.7 million at December 31, 1998. The increase in total cash and cash equivalents from year-end 1998 to year-end 1999 results from receiving approximately $10.8 million from operations and approximately $7.6 million from investing activities while using approximately $9.1 million in financing activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.4 million for the year ended December 31, 1999 to approximately $10.8 million from approximately $11.2 million in 1998. This decrease is primarily due to period to period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities affecting operating activities. Net income adjusted for net gains, extraordinary items, depreciation and amortization and minority interest increased by approximately $0.5 million to approximately $12.1 million from approximately $11.6 million for the years ended December 31, 1999 and 1998, respectively. See Results of Operations above for further discussion of the operations of our real estate assets.

     Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds From Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as our company. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary items, excluding gains (or losses) from sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We have adopted the NAREIT definition for computing FFO because we believe that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of a REIT such as our company. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, our presentation of FFO may not be comparable to other similarly titled measures presented by other REIT's. We do not intend for FFO to be an alternative to Net Income as an indication of our performance nor an alternative to Cash Flows from Operating Activities (as calculated in accordance with GAAP) as a measure of our capacity to pay distributions.

     For the years ended December 31, 1999, 1998 and 1997, our properties generated FFO of approximately $10.9 million, $10.4 million and $5.8 million, respectively. FFO increased on a year to year basis due primarily to an increase in the number of properties owned from period to period.

     FFO for the years ended December 31, 1999, 1998 and 1997 is calculated as follows:
                             1999             1998           1997
                          ---------         --------       --------
                                    (Dollars in thousands)
Net Income                $   8,487        $   5,378       $  3,546

Plus:
  Depreciation and
    Amortization expense      6,629            5,176          3,485
  Depreciation included
    in Operations of
    Real Estate Ventures      --               --                15
Less:
  Minority Interest
    Share of Depreci-
    ation and Amor-
    tization Expense           (309)            (315)          (275)
  Recovery of Losses
    on Loans, Notes
    and Interest
    Receivable                --               --              (161)

Net Gain on Disposition
  of Investments in
  Real Estate                (4,089)           --              (881)

Extraordinary Item, Net
  of Minority Interest          183              141             64
                           --------         --------       --------
Funds From Operations      $ 10,901         $ 10,380       $  5,793
                           ========         ========       ========
Cash Flows Provided By
 (Used For):
  Operating Activities     $ 10,844         $ 11,220       $  8,644
  Investing Activities     $  7,581         $(61,790)      $(27,575)
  Financing Activities     $ (9,059)        $ 49,872       $ 19,555

     Our ability to pay any distribution is influenced by the amount of monies that we have available to distribute known as Funds Available for Distribution or "FAD" for short. FAD is calculated by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. We reserve approximately $0.075 per square foot for our flex/industrial properties, $0.10 per square foot for our office properties, $0.15 per square foot for our retail property and $200 per residential unit.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

     .     the strategic course determined by our Board of Trustees as a result of their strategic review;

     .     sustaining or improving the operating performance of our
existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located; and

     .     our level of operating expenses.

     See Risk Factors for additional discussion.

     FAD for the years ended December 31, 1999, 1998 and 1997 is calculated as follows:

                                       1999       1998        1997
                                     -------    -------     -------
                                          (Dollars in thousands)
Funds From Operations . . . . . .    $10,901    $10,380     $ 5,793
Straight-line Rents . . . . . . .       (248)      (544)       (386)
Lease Commissions . . . . . . . .     (1,182)      (739)       (630)
Capital Reserve . . . . . . . . .       (505)      (493)       (381)
                                     -------    -------     -------
Funds Available for Distribution.    $ 8,966    $ 8,604     $ 4,396
                                     =======    =======     =======

     Cash Flows From Investing Activities:  During the year ended
December 31, 1999, we generated approximately $7.6 million from investing activities, primarily from proceeds from the sale of investments in real estate and we used approximately $61.8 million in the same period in 1998. During the year ended December 31, 1999, we sold four apartment complexes and one flex/industrial property resulting in proceeds from sale of approximately $13.7 million (gross proceeds from sale of approximately $29.9 million less approximately $16.2 million representing debt assumed by the purchaser). We also made capital improvements at our various properties in the amount of approximately $6.0 million. In comparison, during the same period in 1998, we used approximately $61.8 million primarily to acquire properties. During the year ended December 31, 1998, we purchased four office and six flex/industrial properties for approximately $55.9 million and made capital improvements at our various properties in the amount of approximately $5.3 million.

     Cash Flows From Financing Activities:  During the year ended
December 31, 1999, we used approximately $9.1 million in financing activities compared to generating approximately $49.9 million for the same period in 1998. During the year ended December 31, 1999, we used cash primarily to make net payments on mortgage loans and bonds payable of approximately $2.8 million and to pay distributions to shareholders of approximately $6.5 million. During the year ended December 31, 1998, we generated $49.9 million in financing activities. These cash flows resulted primarily from approximately $55.9 million of net proceeds from bonds and mortgage loans reduced by distributions paid to shareholders of approximately $6.1 million.

     FINANCINGS:

     On October 8, 1999, we entered into a loan agreement with LaSalle Bank N.A. in the amount of $7.8 million. The loan, which is collateralized by the Trust's Lexington Business Center property, bears interest payable monthly at a variable rate equal to LIBOR plus 2%. The loan principal is pre-payable without penalty and has an initial maturity date of May 31, 2000. We have two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19,500 for each extension.
We utilized the proceeds from the loan to repay the loan previously collateralized by the Lexington Business Center and for other business purposes.

     On April 30, 1998, we entered into a $25 million line of credit agreement (the "CCA Line") with Nomura Asset Capital Corporation ("Nomura"). Nomura subsequently assigned its interest to its subsidiary - The Capital Company of America LLC ("CCA"). The CCA Line has an initial term of twenty-four months. Draws on the line bear interest at a rate equal to LIBOR plus 2.00%. The agreement with CCA requires that we satisfy certain financial covenants, including maintaining a consolidated tangible net worth of at least $52.5 million and a leverage ratio of debt to consolidated net worth of 3:1 or less. As of December 31, 1999, we had borrowed about $14.3 million on the CCA Line leaving approximately $10.7 million available for future borrowing. We have elected not to extend the CCA Line and will repay the outstanding balance using proceeds from replacement financing on the properties pledged as collateral that we are in the process of arranging. At December 31, 1999, our debt to total market capitalization ratio was 62% based upon the closing share price on that date of $6.0.

     During the third quarter of 1998, we borrowed $7.4 million under a convertible term loan agreement entered into with a group of lenders in October 1997. We used the proceeds to acquire the Johns Creek Office and Industrial Park and Technology Park. The loan matures on September 30, 2002 and bears interest at 12% per year, payable quarterly. On January 20, 2000, we paid conversion fee of $37,000 (0.5% of the outstanding loan balance) and we repaid approximately $1.2 million of the convertible term loan. The remaining balance of approximately $6.2 million was converted into 61,572 Series A convertible preferred shares at a conversion rate of $100 per share and may be further converted into common shares at a conversion rate of $5.15 per share.

IMPACT OF THE YEAR 2000

     The year 2000 issue, or Y2K for short, arose as a result of computer programs utilizing two digits rather than four digits to define the applicable year. Any computer programs or hardware having date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or in miscalculations causing disruptions of real estate operations, such as the functioning of property mechanical systems, and other activities, or could have resulted in a temporary inability to process transactions, generate invoices or reports, manage our portfolio, comply with regulatory requirements or engage in similar normal business activities.

     In an effort to address these concerns, in the fourth quarter of 1998 we formed a Y2K Compliance Committee consisting of at least one representative from each of our departments: legal, accounting, asset management, investor relations and acquisitions. Our Y2K Compliance Committee met regularly during 1999 and monitored the progress of our Y2K compliance initiatives.

     We retained third party consultants and professionals to assist it in evaluating certain technical issues and making strategic recommendations for remedial action. Certain minor Y2K issues were discovered and remedied prior to year end.

     We established a plan for assessing and mitigating any potential exposure to Y2K matters. The plan included a complete upgrade of our computer hardware and software programs; assessing Y2K compliance programs at each property and each property's reliance on computer programs in operations; and inquiry and dialogue with our property managers, significant suppliers, vendors, and tenants as to their Y2K compliance initiatives.

     We assessed the operations at each of our properties in an effort to diagnose the potential impact of Y2K on property operations, particularly mechanical systems. Although there was not a specific Y2K issue at our Butterfield Office Plaza property, we took action to retrofit the building's mechanical system, an ancillary benefit of which was to remedy a potential Y2K issue. We did not discover any other Y2K issues at our properties.

     We surveyed our property managers, significant suppliers and vendors and our larger tenants during the course of 1999. We received no responses which caused us undue concern.

     We formulated a contingency plan to address potential failures:

     -     at our home office;
     -     at our properties;
     -     regarding our property managers;
     -     regarding our tenants;
     -     regarding our suppliers and vendors; and
     -     regarding communicating with our officers and Trustees.

     On January 1, 2000, we directed engineers employed by our various property managers to enter and examine the operating systems of each building that we own. By noon on January 1, 2000, we had received at our home office a faxed report from our engineers as to each of our buildings indicating that all systems were operational and no Y2K issues had arisen.

     Our Y2K Compliance Committee reported the January 1, 2000 results to our Board of Trustees and was then disbanded. In total, we spent $52,000 on Y2K related matters.

RISK FACTORS

REAL ESTATE RISKS

     Acquiring and purchasing real estate involves certain risks. If we decide to increase our portfolio, we may not be able to identify properties that meet our standards or acquire properties at a price that allows us to earn an attractive return since we would be competing for acquisitions with other real estate investors, some of whom have significantly greater resources at their disposal.

     WE COMPETE FOR TENANTS. All of our office and flex industrial properties are located in highly-developed areas that include other office and flex industrial properties. Some of these properties are newer or better located than our properties. Further, our competitors may have greater resources than we do, which could allow them to reduce rents to a level that is not profitable for us. We may also have to spend money upgrading or renovating our properties to make them attractive to both existing and potential tenants thus increasing our expenses and reducing our cash resources. The number of properties or other companies that compete in our market areas could have a material effect upon:

     .     our ability to lease space at our properties;
     .     the amount of rent that we can charge on new leases or
renewals; and
     .     the dollar amount of tenant improvements or leasing commissions required to lease a property.

     WE OWN PROPERTIES IN A LIMITED NUMBER OF MARKETS. Our properties are located in the Midwestern and Southeastern United States, primarily suburban Chicago, where we own properties that account for 19% of our gross rental revenue, and suburban Atlanta, where we own properties that account for 27% of our gross rental revenue. Our ability to maintain or increase our revenues or to generate revenues that exceed our operating expenses is affected by economic conditions in the Midwestern and Southeastern United States. Like other real estate markets, these markets have experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand for office or flex industrial space may decrease our revenues or increase our operating expenses or both.

     LEASES ON APPROXIMATELY 21% OF OUR RENTABLE SQUARE FEET EXPIRE DURING 2000 AND 12% OF OUR RENTABLE SQUARE FOOTAGE WAS VACANT AS OF DECEMBER 31, 1999. As leases expire, we may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 21% of our rentable square feet will expire prior to December 31, 2000. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, the revenues generated by our properties will decline. Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases, potentially reducing the amount of money that we have available to distribute to you or to use for other purposes.

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

     WE MAY NOT BE ABLE TO QUICKLY VARY OUR PORTFOLIO. Investments in real estate are relatively illiquid. Except in certain circumstances, in order to continue qualifying as a REIT, we are subject to rules and regulations which limit our ability to sell properties within a short period of time. Further, under the loan agreement with CCA, we may not sell any of the properties that are mortgaged to secure payment prior to September of 2000. We have mortgaged fifteen of our properties representing approximately 42% of our rentable square footage to secure payment on the CCA loans. Thus, we may be unable to sell certain properties even if market conditions or our financial condition warrant such a sale.

     WE ARE REQUIRED TO COMPLY WITH VARIOUS LAWS AND REGULATIONS. As an owner of property, we are required to comply with a variety of federal, state and local laws. Complying with these laws and regulations may increase our operating expenses and reduce our profits. For example, we are required to comply with laws and regulations that impose liability on a property owner for the costs of removing or remediating certain hazardous materials released on a property. We are subject to these laws even if we are not aware of, or responsible for, releasing these materials. These laws or regulations may also restrict the way that we can use a property or the type of business which may be operated on the property. Further, if we fail to comply with these laws or regulations by, for example, failing to properly remediate a release of hazardous material, we may not be able to sell the affected property or borrow money using the property as collateral for a loan. We may also be required to pay money to individuals who are injured due to the presence of hazardous materials on our property. Although we are not aware of any hazardous materials at our properties, these materials may exist and the cost of removing or remediating them may be material and could adversely impact the value of the property affected. We may also be required to pay the cost of removing or remediating hazardous materials from a disposal or treatment facility to which we may have shipped hazardous or toxic substances even if we never owned or operated the disposal or treatment facility. Our properties must also comply with the Americans with Disabilities Act. This act establishes certain standards related to access to and use of properties by disabled persons. We may be required, for example, to remove any barriers to access. If we fail to comply, the U.S. government may fine us or we may be required to pay damages to a disabled person. Complying with these requirements may increase our expenses and changes in these requirements may result in unexpected expenses.

     OUR OBJECTIVES MAY CONFLICT WITH THOSE OF OUR JOINT VENTURE PARTNERS. We own eight of our properties, or approximately 40% of our rentable square footage, through controlling interests in joint ventures with various third parties. We may purchase additional properties through joint ventures with third parties. Investments in joint ventures which own properties may involve risks that are not otherwise present when we wholly own the property directly or through one of our subsidiaries. For example, our co-venturer may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests. Further, although we own a controlling interest in each of these ventures, we owe fiduciary duties to our partners that may cause us to take actions we otherwise would not have taken.

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

     PROPERTY TAXES MAY INCREASE. We are required to pay taxes based on the assessed value of our properties as determined by various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which could increase our operating expenses.

REAL ESTATE FINANCIAL RISKS

     WE OFTEN NEED TO BORROW MONEY TO FINANCE OUR BUSINESS. Our ability to internally fund our capital needs is limited since we must distribute at least 95% of our net taxable income (excluding net capital gains) to our shareholders to qualify as a REIT. Consequently, we often borrow money to fund our operating or capital needs, and may borrow monies to satisfy the 95% distribution requirement. The documents which govern how we may conduct our business do not limit the amount of money that we may borrow. Borrowing money to fund operating or capital needs exposes us to various risks. For example, our properties may not generate enough cash to pay the principal and interest obligations on our loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 1999, we owed a total of approximately $132.7 million, including approximately $125.3 million secured by mortgages on certain of our properties. If we fail to make timely payments on our loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the properties securing their loans and we could lose our entire investment in those properties. Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan. We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of $23.9 and $5.3 million of our indebtedness matures on or before December 31, 2000 and 2001, respectively.

     We occasionally enter into loans where the interest rate may fluctuate. As of December 31, 1999, we owed approximately $26.6 million that bore interest at variable rates. We may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that we are required to pay on these borrowings will also increase. Any such increase would increase our operating expenses and potentially negatively impact our ability to pay distributions to our shareholders.

     WE DEPEND ON A SMALL NUMBER OF KEY PERSONNEL. Our success depends, in part, on the efforts of our principal executive officers, particularly Messrs. Levine, Hansen, Schmidt and Teglia. Although we have entered into employment contracts with each of these individuals, the loss of their services could have an adverse effect upon our operations.

     THIRD PARTIES MAY BE DISCOURAGED FROM MAKING ACQUISITION OR OTHER PROPOSALS THAT MAY BE IN YOUR BEST INTERESTS. Under our Declaration, no single person or group of persons (an entity is considered a person) may own more than 9.9% of our outstanding common shares. The employment contracts we have with each of our senior executives may require us, in certain circumstances, to make payments to these individuals if a "change of control" occurs. A "change of control" is defined in each of these agreements to mean that the members of the board of trustees as of the date the agreement is signed fail to constitute a majority of the board members provided that if the chief executive officer consents to a new board member, that person is treated for purposes of this test as if he or she was a member of the board at the time that the agreement was signed. These provisions may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger, even if such a proposal would be in the best interest of our shareholders.

     WE MIGHT FAIL TO QUALIFY AS A REIT. If we fail to qualify as a REIT, we would not be allowed to deduct amounts distributed to our shareholders in computing our taxable income and would incur substantially greater expenses for taxes and would have less money available to distribute to you. We would also be subject to federal income tax at regular corporate rates as well as potentially the alternative minimum tax. Unless we satisfied some exception, we could not elect to be taxed as a REIT for the four taxable years following the year during which we were disqualified. We may fail to qualify as a REIT if, among other things:

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

     SUBSEQUENT EVENT

     Our Board of Trustees has recently formed a Special Committee comprised entirely of its Independent Trustees to begin the process of evaluating strategic alternatives. To assist in this process, on February 18, 2000, the committee engaged Cohen Financial to, among other things, evaluate our properties. Cohen Financial is a Chicago-based real estate investment banking firm.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction or in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of December 31, 1999, we had approximately $132.7 million of outstanding long-term debt, of which $26.6 million bears interest at variable rates. As of December 31, 1999, the weighted-average interest rate on this variable rate debt was 7.31%. If interest rates on this variable rate debt were to increase one percentage point (1%), interest expense would increase by $266,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BANYAN STRATEGIC REALTY TRUST
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                              PAGE
                                                              ----

Report of Independent Auditors                                 31

Consolidated Balance Sheets, December 31, 1999 and 1998        32

Consolidated Statements of Operations For the Years Ended
  December 31, 1999, 1998 and 1997                             34

Consolidated Statements of Shareholders' Equity For the
  Years Ended December 31, 1999, 1998 and 1997                 36

Consolidated Statements of Cash Flows For the Years Ended
  December 31, 1999, 1998 and 1997                             37

Notes to Consolidated Financial Statements                     39



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

                    REPORT OF INDEPENDENT AUDITORS



TO THE SHAREHOLDERS OF BANYAN STRATEGIC REALTY TRUST


     We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                  ERNST & YOUNG LLP






Chicago, Illinois
February 2, 2000


                                        BANYAN STRATEGIC REALTY TRUST

                                         CONSOLIDATED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS)


                                                                        December 31,     December 31,
                                                                           1999              1998
                                                                       -------------     ------------
ASSETS
------

Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 36,445        $  38,600
  Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,608          172,554
  Building Improvements . . . . . . . . . . . . . . . . . . . . . . .         14,211            9,654
                                                                            --------         --------
                                                                             199,264          220,808
  Less: Accumulated Depreciation. . . . . . . . . . . . . . . . . . .        (15,420)         (11,399)
                                                                            --------         --------
                                                                             183,844          209,409
                                                                            --------         --------

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .         13,097            3,731
Restricted Cash - Capital Improvements. . . . . . . . . . . . . . . .          1,497            1,407
Restricted Cash - Other . . . . . . . . . . . . . . . . . . . . . . .          1,171            1,250
Interest and Accounts Receivable. . . . . . . . . . . . . . . . . . .          1,186            1,544
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,512 and $1,246, respectively) . . . . . . . . . . . . . . . .          1,568            1,893
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,284            3,356
                                                                            --------         --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $206,647         $222,590
                                                                            ========         ========





                                        BANYAN STRATEGIC REALTY TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                           (DOLLARS IN THOUSANDS)



                                                                        December 31,     December 31,
                                                                           1999              1998
                                                                       -------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable. . . . . . . . . . . . . . . . . . . . . . . .       $120,781         $123,108
Bonds Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,500           21,140
Unsecured Loan Payable. . . . . . . . . . . . . . . . . . . . . . . .          7,400            7,400
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .          2,767            2,625
Accrued Real Estate Taxes Payable . . . . . . . . . . . . . . . . . .            908              967
Accrued Interest Payable. . . . . . . . . . . . . . . . . . . . . . .            615              636
Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .            922              758
Security Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          1,203            1,373
                                                                            --------         --------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        139,096          158,007
                                                                            --------         --------

Minority Interest in Consolidated Partnerships. . . . . . . . . . . .          2,256            2,149

Shareholders' Equity
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,073,917 and 14,912,495 Shares
    Issued, respectively. . . . . . . . . . . . . . . . . . . . . . .        120,707          119,872
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (48,046)         (50,072)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . . . . . . . . .         (7,366)          (7,366)
                                                                            --------         --------
Total Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .         65,295           62,434
                                                                            --------         --------
Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . .       $206,647         $222,590
                                                                            ========         ========









            The accompanying notes are an integral part of the consolidated financial statements.

                                        BANYAN STRATEGIC REALTY TRUST
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                FOR THE YEARS ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                            1999              1998           1997
                                                         ----------       ----------      ----------
REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . .      $ 36,705         $ 34,470        $ 25,370
  Operating Cost Reimbursement. . . . . . . . . . . .         3,635            3,491           2,441
  Miscellaneous Tenant Income . . . . . . . . . . . .         1,187            1,146             707
  Income on Investments and Other Income. . . . . . .           189              309             267
                                                           --------         --------        --------
Total Revenue . . . . . . . . . . . . . . . . . . . .        41,716           39,416          28,785
                                                           --------         --------        --------
EXPENSES
  Property Operating. . . . . . . . . . . . . . . . .         5,392            5,762           5,206
  Repairs and Maintenance . . . . . . . . . . . . . .         4,318            4,041           2,595
  Real Estate Taxes . . . . . . . . . . . . . . . . .         2,957            2,720           1,995
  Interest. . . . . . . . . . . . . . . . . . . . . .        11,558            9,778           6,447
  Ground Lease. . . . . . . . . . . . . . . . . . . .           934              926             893
  Depreciation and Amortization . . . . . . . . . . .         6,629            5,212           3,490
  General and Administrative. . . . . . . . . . . . .         4,496            4,614           4,315
  Amortization of Deferred Financing Costs. . . . . .           313              272             723
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .         --               --               (161)
                                                           --------         --------        --------
Total Expenses. . . . . . . . . . . . . . . . . . . .        36,597           33,325          25,503
                                                           --------         --------        --------
Income Before Minority Interest, Income
  from Operations of Real Estate Ventures,
  Net Gains and Extraordinary Item. . . . . . . . . .         5,119            6,091           3,282
Minority Interest in Consolidated Partnerships. . . .          (538)            (572)           (590)
Income from Operations of Real Estate Ventures. . . .         --               --                 37
                                                           --------         --------        --------
Income before Net Gains and
  Extraordinary Item. . . . . . . . . . . . . . . . .         4,581            5,519           2,729
Net Gains on Disposition of Investments in Real Estate        4,089            --                881
                                                           --------         --------        --------
Income Before Extraordinary Item  . . . . . . . . . .         8,670            5,519           3,610

Extraordinary Item, Net of Minority Interest of $25
  in 1998 . . . . . . . . . . . . . . . . . . . . . .          (183)            (141)            (64)
                                                           --------         --------        --------
Net Income. . . . . . . . . . . . . . . . . . . . . .      $  8,487         $  5,378        $  3,546
                                                           ========         ========        ========




                                        BANYAN STRATEGIC REALTY TRUST
                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                            1999            1998            1997
                                                       ------------     ------------    ------------

Earnings Per Share of Beneficial Interest - Basic:
  Income before Net Gains and Extraordinary Item. . .      $   0.34         $   0.41        $   0.24
                                                           ========         ========        ========

  Net Income. . . . . . . . . . . . . . . . . . . . .      $   0.63         $   0.40        $   0.32
                                                           ========         ========        ========


Earnings Per Share of Beneficial Interest - Diluted:
  Income before Net Gains and Extraordinary Item. . .      $   0.34         $   0.40        $   0.24
                                                           ========         ========        ========

  Net Income. . . . . . . . . . . . . . . . . . . . .      $   0.63         $   0.39        $   0.32
                                                           ========         ========        ========

























            The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                             (DOLLARS IN THOUSANDS)


                                          Shares of
                                       Beneficial Interest
                                   -------------------------   Accumulated      Treasury
                                      Shares       Amount        Deficit         Shares            Total
                                    ---------   ------------   ------------   ------------       --------
Shareholders' Equity,
 January 1, 1997. . . . . . .      12,001,620       $106,695        (48,394)        (7,366)        50,935

Issuance of Shares,
 net of issuance costs. . . .       2,264,595          9,999          --             --             9,999
Award Shares Issued . . . . .         495,635          2,319          --             --             2,319
Net Income. . . . . . . . . .           --             --             3,546          --             3,546
Distributions Paid. . . . . .           --             --            (4,484)         --            (4,484)
                                   ----------       --------       --------       --------       --------

Shareholders' Equity,
 December 31, 1997. . . . . .      14,761,850        119,013       $(49,332)      $ (7,366)      $ 62,315

Issuance of Shares,
 net of issuance costs. . . .         150,645            859          --             --               859
Net Income. . . . . . . . . .           --             --             5,378          --             5,378
Distributions Paid. . . . . .           --             --            (6,118)         --            (6,118)
                                   ----------       --------       --------       --------       --------
Shareholders' Equity,
 December 31, 1998. . . . . .      14,912,495        119,872       $(50,072)      $ (7,366)      $ 62,434

Issuance of Shares,
 net of issuance costs. . . .         161,422            835          --             --               835
Net Income. . . . . . . . . .           --             --             8,487          --             8,487
Distributions Paid. . . . . .           --             --            (6,461)         --            (6,461)
                                   ----------       --------       --------       --------       --------

Shareholders' Equity,
 December 31, 1999. . . . . .      15,073,917       $120,707       $(48,046)      $ (7,366)      $ 65,295
                                   ==========       ========       ========       ========       ========



              The accompanying notes are an integral part of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1999             1998            1997
                                                           --------         --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . .      $  8,487         $  5,378        $  3,546
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Recovery of Losses on Loans, Notes and
    Interest Receivable . . . . . . . . . . . . . . .         --               --               (162)
  Extraordinary Item, Net of Minority Interest. . . .           183              141              64
  Net Gains on Disposition of Investments in
    Real Estate . . . . . . . . . . . . . . . . . . .        (4,089)           --               (881)
  Depreciation and Amortization . . . . . . . . . . .         6,942            5,484           4,214
  Net (Income) Loss From Operation of
    Real Estate Ventures. . . . . . . . . . . . . . .         --               --                (37)
  Minority Interest in Consolidated Partnerships. . .           538              572             590
  Incentive Compensation. . . . . . . . . . . . . . .         --               --              1,213
  Net Change In:
    Restricted Cash - Other . . . . . . . . . . . . .            78             (419)            188
    Interest and Accounts Receivable. . . . . . . . .           287             (682)            (15)
    Other Assets. . . . . . . . . . . . . . . . . . .        (1,684)          (1,676)           (753)
    Accounts Payable and Accrued Expenses . . . . . .           147              767             423
    Accrued Interest Payable. . . . . . . . . . . . .           (21)             340              73
    Accrued Real Estate Taxes Payable . . . . . . . .           (59)             171               4
    Unearned Revenue. . . . . . . . . . . . . . . . .           207              482              44
    Security Deposits . . . . . . . . . . . . . . . .          (172)             662             133
                                                           --------         --------        --------
Net Cash Provided By Operating Activities . . . . . .        10,844           11,220           8,644
                                                           --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets . . . . . . . . .         --             (55,874)        (37,537)
  Investment In Real Estate Ventures, Net . . . . . .         --               --                290





                                         BANYAN STRATEGIC REALTY TRUST
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                             (DOLLARS IN THOUSANDS)


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1999             1998            1997
                                                           --------         --------        --------
  Proceeds From Sale of Investments in
    Real Estate . . . . . . . . . . . . . . . . . . .      $ 13,655         $  --           $ 12,484
  Additions to Investment in Real Estate. . . . . . .        (5,984)          (5,347)         (2,499)
  Earnest Money Deposits. . . . . . . . . . . . . . .         --                  75             225
  Restricted Cash - Capital Improvements. . . . . . .           (90)            (644)           (734)
  Other . . . . . . . . . . . . . . . . . . . . . . .         --               --                196
                                                           --------         --------        --------
Net Cash Provided By (Used In) Investing Activities .         7,581          (61,790)        (27,575)
                                                           --------         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Bonds and Loans Payable . . . . . . .         9,285          108,709          64,470
  Investment From (Distributions To)
    Minority Partners . . . . . . . . . . . . . . . .          (431)             338          (1,681)
  Deferred Financing Costs. . . . . . . . . . . . . .          (117)            (926)         (1,200)
  Principal Payments on Mortgage Loans and
    Bonds Payable . . . . . . . . . . . . . . . . . .       (12,116)         (52,854)        (47,549)
  Distributions Paid to Shareholders. . . . . . . . .        (6,461)          (6,118)         (4,484)
  Prepayment Penalties on Early Extinguishment of Debt          (54)            (136)          --
  Shares Issued, Net of Issuance Costs. . . . . . . .           835              859           9,999
                                                           --------         --------        --------
Net Cash Provided By (Used In) Financing Activities .        (9,059)          49,872          19,555
                                                           --------         --------        --------
Net Increase (Decrease) In Cash and Cash Equivalents.         9,366             (698)            624
Cash and Cash Equivalents at Beginning of Year. . . .         3,731            4,429           3,805
                                                           --------         --------        --------
Cash and Cash Equivalents at End of Year. . . . . . .      $ 13,097         $  3,731        $  4,429
                                                           ========         ========        ========
Supplemental Information:
  Interest Paid During the Year . . . . . . . . . . .      $ 11,579         $  9,438        $  6,374
                                                           ========         ========        ========
Non-cash financing activities:
  Debt assumed upon acquisition
    of real estate. . . . . . . . . . . . . . . . . .      $  --            $  3,675        $ 21,616
                                                           ========         ========        ========
  Real estate conveyed in exchange for
    release of mortgage indebtedness. . . . . . . . .      $ 16,136         $  --           $  --
                                                           ========         ========        ========


              The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Banyan Strategic Realty Trust (the "Trust") was organized in 1986 as a business trust under the laws of the Commonwealth of Massachusetts. The business of the Trust is the ownership and operation of real estate properties. At December 31, 1999, the Trust owned twenty-seven properties located principally in the Midwest and Southeast United States. See Note 8 for information with respect to the Trust's business segments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled Partnerships. In all of its partnerships, the Trust is the controlling general partner and retains sole authority over all significant decisions. All intercompany balances and transactions have been eliminated in consolidation. Investment in a Real Estate Venture disposed of in 1997 was accounted for on the equity method (see Note 6).

     INVESTMENT IN REAL ESTATE

     Costs incurred with respect to third parties for the acquisition, development, construction and improvement of properties are capitalized. Certain costs of yet-to-be acquired properties, including deposits and professional fees, are capitalized as other assets. These costs are subsequently capitalized as property acquisition costs or charged to expense when it becomes apparent that acquisition of a particular property is not probable. Repairs and maintenance are charged to expense when incurred.

     Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1999, 1998 and 1997, depreciation expenses amounted to $5,982, $4,793 and $3,282, respectively.

     The Trust recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

     The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust classified none of its properties as held for sale as of December 31, 1999 or 1998.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 1999 and 1998, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and the terms are comparable to those currently offered in the market and (iii) the maturities of the Trust's cash equivalents are relatively short.

     INCOME TAXES

     For the years ended December 31, 1999, 1998 and 1997, the Trust elected or will elect to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its "REIT" taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

     As of December 31, 1999, Investment in Real Estate has a gross and net basis of $199,264 and $183,844, respectively, for income tax purposes. Additionally, investment in a liquidating trust with a tax basis of $675 has not been accorded any value for financial reporting purposes.

     As of December 31, 1999, the Trust has a net operating loss carry-forward of $16,876 which will expire in 2006 ($8,634), 2008 ($789), and
2012 ($7,453).

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

3.   EARNINGS PER SHARE

                                          BANYAN STRATEGIC REALTY TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1999            1998            1997
                                                                   ----------     -----------      ----------
     Numerator:
       Income before Net Gains and
        Extraordinary Item. . . . . . . . . . . . . . . . . .      $    4,581      $    5,519      $    2,729
       Net Gains (a). . . . . . . . . . . . . . . . . . . . .           4,089           --                881
       Extraordinary Item, Net of Minority Interest . . . . .            (183)           (141)            (64)
                                                                   ----------      ----------      ----------
          Net Income. . . . . . . . . . . . . . . . . . . . .      $    8,487      $    5,378      $    3,546
                                                                   ==========      ==========      ==========
     Denominator:
       Denominator for basic earnings per
         weighted-average shares. . . . . . . . . . . . . . .      13,468,514      13,307,658      11,149,982

       Effect of dilutive securities:
         Employee stock options . . . . . . . . . . . . . . .           6,558          28,603           4,942
         Convertible debt . . . . . . . . . . . . . . . . . .           --            463,401          90,318
                                                                   ----------     -----------     -----------
       Dilutive potential common shares . . . . . . . . . . .           6,558         492,004          95,260

          Denominator for diluted earnings per share-adjusted
            weighted-average shares and assumed conversions .      13,475,072      13,799,662      11,245,242
                                                                   ==========     ===========     ===========

     Basic Earnings Per Share:
        Income before Net Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .      $     0.34     $      0.41     $      0.24
        Net Gains (a) . . . . . . . . . . . . . . . . . . . .            0.30           --               0.08
        Extraordinary Item, Net of Minority Interest. . . . .           (0.01)          (0.01)          --
                                                                   ----------     -----------     -----------
            Net Income. . . . . . . . . . . . . . . . . . . .      $     0.63     $      0.40     $      0.32
                                                                   ==========     ===========     ===========
     Diluted Earnings Per Share:
        Income before Net Gains and
         Extraordinary Item . . . . . . . . . . . . . . . . .      $     0.34     $      0.40     $      0.24
        Net Gains (a) . . . . . . . . . . . . . . . . . . . .            0.30           --               0.08
        Extraordinary Item, Net of Minority Interest. . . . .           (0.01)          (0.01)          --
                                                                   ----------     -----------     -----------
            Net Income. . . . . . . . . . . . . . . . . . . .      $     0.63     $      0.39     $      0.32
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

     For purposes of the computation of diluted earnings per share, options to purchase 133,000 common shares at $6.375 per share that were outstanding during 1999, 1998 and 1997 were not included in the 1999 and 1997 computation and for certain periods of the 1998 computation because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The effect of conversion of $7,400 of convertible debt was not included in the calculations since the effect was antidilutive.

     For additional information relating to convertible debt and employee stock options, see notes 4 and 12.




                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.   LONG-TERM DEBT

     The Trust's long-term debt consists of the following at December 31, 1999 and 1998:

                         1999                          1998
               -----------------------     -------------------------
                              Weighted                      Weighted
                              Average                       Average
                              Interest                      Interest
                Balance         Rate          Balance         Rate
               ---------      --------     ------------     --------
Mortgage
 loans. . . .   $120,781         7.48%      $  123,108         7.44%
Bonds . . . .      4,500         5.53%          21,140         6.77%
                --------      --------      ----------      --------
Total
 collateralized
 debt . . . .   $125,281         7.41%      $  144,248         7.34%
                ========      ========      ==========      ========
Unsecured
 loans. . . .   $  7,400        12.00%      $    7,400        12.00%
                ========      ========      ==========      ========

     Mortgage loans of $112,981 had fixed interest rates that ranged from 6.95% to 8.89% at December 31, 1999 and $7,800 had a variable rate (8.17% at December 31, 1999). Bonds payable consist of variable rate tax exempt revenue bonds which bear interest equal to 5.53% at December 31, 1999. Substantially all of the mortgage loans and bonds contain prepayment penalties. During 1999 and 1998, the Trust recognized extraordinary losses of $183 and $141, respectively, related to prepayments on refinanced debt and the writeoff of unamortized financing costs. Substantially all of the Trust's real estate is pledged as collateral for the mortgage loans and bonds.

     On April 30, 1998, the Trust entered into a $25 million line of credit agreement (the "Revolving Line"). Borrowings under the Revolving Line bear interest at an annual rate of LIBOR plus 2.00% payable monthly. The Revolving Line has an initial term of twenty-four months. As of December 31, 1999, the Trust had borrowed approximately $14.3 million on the Revolving Line (included in Mortgage Loans), leaving approximately $10.7 million available for future borrowing. The Trust has elected not to extend the line of credit and will repay the outstanding balance using proceeds from replacement financing on the properties pledged as collateral.

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). The Unsecured Loan bears interest at an annual interest rate of 12% payable quarterly and matures on September 30, 2002. In addition, on October 14, of each year, the Trust is required to pay an annual fee equal to 2% of the amount outstanding as of that date. The amounts outstanding on the Unsecured Loan are convertible into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. In addition, the lenders had the option to purchase Series A convertible preferred shares to the extent that any part of the $20 million loan commitment was unused in an amount equal to the unfunded portion at a price equal to $100 per preferred share. These preferred shares would also be convertible into

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


common shares at a conversion price of $5.15 per share. No preferred shares were issued prior to the termination of the purchase option on November 13, 1998. On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares.

     The principal balance of the Trust's long-term debt at December 31, 1999, is scheduled to be repaid as follows:

                 2000 . . . . . . . . . . . .  $ 23,929
                 2001 . . . . . . . . . . . .     5,308
                 2002 . . . . . . . . . . . .    11,598
                 2003 . . . . . . . . . . . .    13,494
                 2004 . . . . . . . . . . . .    10,938
                 Thereafter . . . . . . . . .    67,414
                                               --------
                                               $132,681
                                               ========


5.   SHARE PURCHASE AGREEMENT

     During 1997, the Trust entered into a Share Purchase Agreement (the "Agreement") with the same group of accredited investors providing the Unsecured Loan (see Note 4). Under the Agreement, the Trust sold, in October 1997, 2,192,501 shares of beneficial interest at $5.00 per share, for an aggregate gross proceeds of approximately $11 million. The Trust paid approximately $1.4 million of transaction costs in connection with the share issuance.


6.  INVESTMENT IN REAL ESTATE

     ACQUISITION ACTIVITIES

     The Trust did not acquire any properties during 1999. The following properties were acquired in 1998; the results of their operations are included in the consolidated statements of operations from their respective dates of acquisition.

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

Avalon Ridge         04/24/98           3.9     Two one-story
 Business Park                                   flex/industrial
Norcross, GA

Tower Lane           04/27/98           5.2     Two one-story
 Business Park (1)                               flex/industrial
Bensenville, IL                                  buildings

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    Purchase
                     Date of         Price
Property's Name      Acquisi-        (in
and Location          tion          millions)   Description
---------------     ---------       ---------   ----------------

University           04/30/98          10.2     Seven one-story
 Corporate Center                                flex/industrial
Winter Park, FL                                  buildings

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


     DISPOSITION ACTIVITIES

     QUANTUM BUSINESS CENTRE

     On November 4, 1999, the Trust sold its interest in Quantum Business Centre, a multi-tenant, flex/industrial property located in Jefferson County, Kentucky, to a private investor for a price of approximately $6,100. The Trust received cash proceeds, net of debt repayment, of approximately $3,700 and recognized a gain of approximately $700.

     OKLAHOMA APARTMENT PORTFOLIO

     On December 16, 1999, the Trust sold its Oklahoma Apartment Portfolio
- four separate apartment complexes totaling 864 units - for a price of approximately $24,100. The Trust received net proceeds of approximately $7,500 and recognized a gain of approximately $3,400. The bonds used to finance the properties were assumed by the purchaser.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                          Years Ended December 31,
                                        ---------------------------
                                            1998             1997
                                          --------         --------

     Total revenue. . . . . . . .         $ 42,260         $ 39,368
     Net income . . . . . . . . .         $  5,187         $  3,756
     Basic earnings per share . .         $   0.39         $   0.29
     Diluted earnings per share .         $   0.38         $   0.28


8.   BUSINESS SEGMENTS

     The Trust acquires and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has four operating segments corresponding to the four property types comprising its real estate assets: flex/industrial, office, residential and retail. For the year ended December 31, 1999, the flex/industrial segment was comprised of thirteen complexes with long-term leases to approximately 210 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 280 tenants; the residential segment was comprised of four apartment complexes with 864 units leased principally for six months; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. The Trust's long-term tenants engage in a variety of business and no single tenant is significant to the Trust's business.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Information by business segments is set forth below:

                               1999           1998           1997
                             --------       --------       --------
  Revenue
    Flex/Industrial .        $ 11,416       $ 10,838       $  7,830
    Office. . . . . .          21,264         19,577         11,946
    Residential . . .           4,168          4,170          4,138
    Retail. . . . . .           4,771          4,646          4,604
    Corporate/Other .              97            185            267
                             --------       --------       --------
                             $ 41,716       $ 39,416       $ 28,785
                             ========       ========       ========

  Income (loss) before
   net gains and
   extraordinary item
    Flex/Industrial .        $  2,518       $  3,787       $  3,349
    Office. . . . . .           5,177          5,124          3,298
    Residential . . .             688            682             10
    Retail. . . . . .             736            550            976
    Corporate/Other .          (4,538)        (4,624)        (4,904)
                             --------       --------       --------
                             $  4,581       $  5,519       $  2,729
                             ========       ========       ========

                               1999           1998
                             --------       --------
  Total Assets
    Flex/Industrial .        $ 69,279       $ 74,513
    Office. . . . . .         105,756        105,049
    Residential . . .           --            21,038
    Retail. . . . . .          18,125         18,359
    Corporate/Other .          13,487          3,631
                             --------       --------
                             $206,647       $222,590
                             ========       ========

                               1999           1998           1997
                             --------       --------       --------
  Depreciation and
   amortization
    Flex/Industrial .        $  2,252       $  1,714       $  1,156
    Office. . . . . .           3,287          2,404          1,259
    Residential . . .             552            534            559
    Retail. . . . . .             538            523            503
    Corporate/Other .           --                37             13
                             --------       --------       --------
                             $  6,629       $  5,212       $  3,490
                             ========       ========       ========
  Interest expense
    Flex/Industrial .        $  3,557       $  2,669       $  1,373
    Office. . . . . .           5,540          4,524          2,850
    Residential . . .           1,136          1,199          1,235
    Retail. . . . . .           1,325          1,338            939
    Corporate/Other .           --                48             50
                             --------       --------       --------
                             $ 11,558       $  9,778       $  6,447
                             ========       ========       ========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               1999           1998           1997
                             --------       --------       --------

  Additions to Investment
   in Real Estate
    Flex/Industrial .        $  2,364       $ 32,942        $   376
    Office. . . . . .           3,257         31,533         39,089
    Residential . . .             278            324         21,626
    Retail. . . . . .              85             69            481
    Corporate/Other .           --                28             80
                             --------       --------       --------
                             $  5,984       $ 64,896       $ 61,652
                             ========       ========       ========


9.   TRANSACTIONS WITH AFFILIATES

     During the years ended December 31, 1999, 1998 and 1997, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totalled $331, $391 and $338, respectively. The executive pays no rent, as such, to the Trust for the use of office space or equipment but grants the Trust a discount equal to approximately 20% compared to rates charged to third parties for all time billed to the Trust by the executive and his employees. The executive also reimburses the Trust for the cost of two full time and certain part time employees.


10.  DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 95% of its "REIT Taxable Income" to shareholders. For 1999, net operating losses of $2,076 utilized in meeting this requirement. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year.

     The Trust has determined the shareholders' treatment for federal income tax purposes to be as follows:

                                1999           1998          1997
                              -------        -------        -------
   Ordinary income. . . .     $ 2,562        $ 5,978        $   283
   Long-term capital
     gain . . . . . . . .       3,899          --             --
   Return of capital. . .       --               140          4,201
                              -------        -------        -------
                              $ 6,461        $ 6,118        $ 4,484
                              =======        =======        =======

     On January 10, 2000, the Trust declared a cash distribution for the quarter ended December 31, 1999 of $0.12 per share payable February 22, 2000 to shareholders of record on January 21, 2000.


11.  LEASES

     MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, office and flex/industrial space under operating leases. The following is the minimum future base rentals (excluding amounts representing executory costs such as

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


taxes, maintenance and insurance) on operating leases for the Trust's industrial, office and retail projects held at December 31, 1999:

                 2000 . . . . . .         $ 30,060
                 2001 . . . . . .           23,931
                 2002 . . . . . .           18,616
                 2003 . . . . . .           13,947
                 2004 . . . . . .            9,557
                 Thereafter . . .           14,061
                                          --------
                                          $110,172
                                          ========

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     A summary of the Trust's fixed stock option activity, and related information for the years ended December 31, 1998 and 1999 follows:

                                                           Weighted
                                            Shares          Average
                                           Subject      Exercise Price
                                          to Options       Per Share
                                          ----------    --------------

Outstanding at December 31, 1997. . .       375,000          $  5.658
  Options granted . . . . . . . . . .       122,000             5.443
  Options exercised . . . . . . . . .        (9,324)            4.080
  Options canceled. . . . . . . . . .        (2,000)            6.375
                                            -------           -------
Outstanding at December 31, 1998. . .       485,676             5.630

  Options granted . . . . . . . . . .         --                --
  Options exercised . . . . . . . . .        (2,000)            4.375
  Options canceled. . . . . . . . . .       (20,000)            5.710
                                            -------           -------
Outstanding at December 31, 1999. . .       463,676             5.632
                                            =======           =======

  Exercisable at 12/31/98 . . . . . .       174,287           $ 5.680
  Exercisable at 12/31/99 (a) . . . .       463,676           $ 5.632
----------

     (a) Due to the election of three new trustees, on December 13, 1999, the members of the board as of October 1, 1997 no longer constituted a majority of the members of the board. By definition, this reconstitution of the board was a "Change of Control" within the meaning of the Employee Stock Option Agreements. As a result, all outstanding employee options became immediately exercisable in accordance with the terms of the option agreements.


     At December 31, 1999, options to purchase 375,000 shares were available for future grant.

     The weighted average grant date fair value of options granted in 1998 and 1997 was $.54. The remaining weighted-average contractual life of these options was 8.04 years. Exercise prices for options outstanding at December 31, 1999 ranged from $4.08 to $6.75 per share.

TARGET STOCK PRICE PERFORMANCE OPTIONS

     The exercise price of each target stock price performance option granted is equal to the market price of the Trust's common shares on the date of grant and vests as the Trust's common share price achieves certain pre-established targets which were set on the date of grant. In conjunction with the March 11, 1998 signing of an employment agreement between the Trust and its President Leonard G. Levine, effective retroactively to October 1, 1997, the Board granted Mr. Levine stock options to purchase an aggregate of 150,000 shares of the Trust's common shares of beneficial interest at an exercise price equal to $5.50 per share. Options to purchase 150,000 shares vested and become exercisable on December 13, 1999. The number of shares underlying the options and the exercise price of each option are subject to adjustment from time to time under certain circumstances.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     A summary of the Trust's target stock price performance option activity, and related information for the years ended December 31, 1998 and 1999 follows:
                                                           Weighted
                                            Shares          Average
                                           Subject      Exercise Price
                                          to Options       Per Share
                                          ----------    --------------
Outstanding at December 31, 1997,
  1998 and 1999 . . . . . . . . . . .       150,000          $5.500
                                            =======          ======

     On December 13, 1999, as a result of the Change of Control, all target stock price options became exercisable. Exercise prices for options outstanding at December 31, 1999 were $5.50 per share. The remaining weighted-average contractual life of these options was 7.8 years. The weighted average grant date fair value of all options granted during 1997 is $0.96. Mr. Levine exercised his target stock price performance options on January 12, 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation", and has been determined as if the Trust had accounted for all options granted under the plan using the fair value method of that statement. The fair value for the fixed stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk free interest rates of 5.31% and 5.58%; expected dividend yields of 7.47% and 7.19%; volatility factors of the expected market price of the Trust's common stock of 0.201 and 0.225; and a weighted-average expected lives of the options of 5 years and 10 years, respectively. No options were granted during 1999. In addition, the fair value for the target stock price performance options was estimated at the date of grant using a modified Black-Scholes option pricing model which, in addition to the required inputs above, takes into consideration the target stock price (or barrier) which must be attained. The following weighted-average assumptions were incorporated into the model for the target stock price performance options granted in 1997: risk-free interest rate of 5.92%; expected dividend yield of 7.27%; a volatility factor of the expected market price of the Trust's common stock of 0.225; and expected lives of the options of 10 years.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The effects on 1999, 1998 and 1997 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Trust's pro forma information is as follows:

                                        Years Ended December 31,
                                     ------------------------------
                                       1999       1998        1997
                                      ------     ------      ------
Pro forma net income. . . . . . .     $8,260     $5,279      $3,474
Pro forma basic earnings per share    $ 0.61     $ 0.40      $ 0.31
Pro forma diluted earnings
  per share . . . . . . . . . . .     $ 0.61     $ 0.38      $ 0.31


13.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     On April 23, 1997, the Trust filed a Registration Statement on Form S-3 under the Securities Act of 1933 in order to register the shares issuable under the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of shares registered in their name; and (ii) make cash investments of not more than $120 per calendar year. Shares purchased under the DRIP Plan will be issued directly by the Trust at either: (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions; or (ii) 100% of the aforementioned average closing price in the case of cash investments. For the years ended December 31, 1999, 1998 and 1997, the Trust issued 161,422, 141,321 and
72,094 shares of beneficial interest under the DRIP Plan and received total proceeds of $835, $818 and $379, respectively.


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

     On July 9, 1997, the Trust issued 95,635 Award Shares to Mr. Levine, representing Mr. Levine's incentive compensation earned on the performance of the Trust's assets acquired subsequent to January 1, 1993 ("Reinvestment Activities") for the fiscal year ending December 31, 1996 (the "1996 Award Shares"). On September 3, 1997, the Trust issued 400,000 Award Shares representing the final payment and settlement of Mr. Levine's compensation

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


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


15.  LITIGATION

     The Trust is involved in various litigation arising in the ordinary course of business. It is management's opinion that the defense of these matters and the potential liability are adequately protected by insurance coverage. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have an adverse effect on the Trust's financial position or results of operations.

                                                                                          SCHEDULE III
                                        BANYAN STRATEGIC REALTY TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1999
                                           (DOLLARS IN THOUSANDS)
                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1999 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------
Milwaukee
Industrial
Properties
Milwaukee, WI
1973-1980
4/30/93               $    533    $  5,242   $ --  $  1,106    $    533    $  6,348    $  6,881   $  1,300

Elmhurst
Metro Court
Elmhurst, IL
1982
11/30/93                 1,615       3,605     --       601       1,615       4,206       5,821        751

Colonial Penn
Building
Tampa, FL
1984
3/22/94                  1,190       7,366     --       103       1,190       7,469       8,659      1,064

Florida Power
& Light
Building
Sarasota, FL
1991
3/22/94                  1,700       8,367     --       146       1,700       8,513      10,213      1,297





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1999 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired/          Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Willowbrook
Industrial Court
Willowbrook, IL
1979
6/16/95               $    962    $  2,961   $ --   $   394     $   962    $  3,355    $  4,317    $   516

Northlake Tower
Shopping Center
Atlanta, GA
1983-1984
7/28/95                  --         17,144     --     1,016       --         18,160      18,160      2,103

Lexington
Business Center
Lexington, KY
1985
12/05/95                 1,330       5,753     --     1,731       1,330       7,484       8,814        916

Newtown Business
Center
Lexington, KY
1981-1982
12/5/95                    355       3,234     --       322         355       3,556       3,911        381





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1999 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------

Woodcrest
Office Park
Tallahassee, FL
1967-1989
12/19/95              $  3,080    $  7,968   $ --  $  2,107    $  3,080    $ 10,075    $ 13,155   $  1,430

Midwest Office
Center
Oakbrook Terrace, IL
1979
4/18/96                  2,396       2,591     --       439       2,396       3,030       5,426        396

6901 Riverport
Drive
Louisville, KY
1985
11/19/96                 1,750       8,242     --        59       1,750       8,301      10,051        650

Phoenix
Business Park
Atlanta, GA
1979
1/15/97                  1,717       3,777     --       507       1,717       4,284       6,001        308

Butterfield
Office Plaza
Oak Brook, IL
1974
4/30/97                  4,813      10,255     --     1,474       4,813      11,729      16,542        919




                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Costs
                                               Capitalized
                          Initial costs        Subsequent        Gross Amount at which Carried
                          to the Trust       to Acquisition     at December 31, 1999 (a)(b)(c)
                     ----------------------  ---------------   ---------------------------------
                                  Building          Building               Building                Accumu-
Property & Location/                 &                 &                      &                     lated
Date of Construction/             Improve-          Improve-               Improve-               Deprecia-
Date Acquired           Land       ments     Land    ments       Land       ments       Total       tion
------------------  ----------- ----------- ------ ---------  ---------- ----------- ----------- ----------
Southlake
Corporate Center
Morrow, GA
1989
7/30/97                $   750    $  3,746   $ --  $    283    $    750    $  4,029    $  4,779   $    284

Technology Center
Huntsville, AL
1990
8/26/97                    130       2,417     --        40         130       2,457       2,587        150

University Square
Business Center
Huntsville, AL
1984-1987
8/26/97                  1,387       5,950     --     1,067       1,387       7,017       8,404        599

Airways Plaza
Office Center
Memphis, TN
1982
12/10/97                   409       2,756     --       162         409       2,918       3,327        161

Peachtree Pointe
Office Park
Norcross, GA
1982
1/20/98                    712       3,858     --       509         712       4,367       5,079        246

Avalon Center
Office Park
Norcross, GA
1997
3/20/98                    585       3,803     --       533         585       4,336       4,921        260





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1999 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Avalon Ridge
Business Park
Norcross, GA
1997
4/24/98           $   539     $  3,327    $ --   $    383    $    539     $  3,710     $  4,249   $    158

Tower Lane
Business Park
Bensenville, IL
1979-1980
4/27/98             1,255        3,933      --        244       1,255        4,177        5,432        202

Sand Lake
Tech Center
Orlando, FL
1984-1986
4/30/98             1,984        4,804      --          9       1,984        4,813        6,797        206

Park Center
Orlando, FL
1982
4/30/98               997        2,755      --        136         997        2,891        3,888        137

Metric Plaza
Winter Park, FL
1985
4/30/98               629        1,940      --         56         629        1,996        2,625         98

University
Corporate Center
Winter Park, FL
1981-1987
4/30/98             3,207        7,022      --         19       3,207        7,041       10,248        308





                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                Costs
                                             Capitalized
                      Initial costs          Subsequent          Gross Amount at which Carried
                      to the Trust         to Acquisition       at December 31, 1999 (a)(b)(c)
                 ----------------------    ---------------     ---------------------------------
                              Building            Building                Building                 Accumu-
Property & Location/             &                   &                       &                      lated
Date of Construction/         Improve-            Improve-                Improve-                Deprecia-
Date Acquired        Land      ments      Land     ments       Land        ments        Total       tion
------------------  ------  -----------  ------  ---------  ----------  -----------  ----------- ----------

Johns Creek
Office and
Industrial Park
Duluth and
Suwanne, GA
1990-1992
8/14/98           $   890     $  4,874    $ --   $   --      $    890     $  4,874     $  5,764   $    167

Technology Park
Norcross, GA
1977-1984
8/14/98             1,530       10,905      --        778       1,530       11,683       13,213        413
                  -------     --------    -----  --------    --------     --------     --------   --------
                  $36,445     $148,595    $ --   $ 14,224    $ 36,445     $162,819     $199,264   $ 15,420
                  =======     ========    =====  ========    ========     ========     ========   ========

--------------------

  (a)   The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes is
$199,264.  For further details regarding encumbrances on the Trust's properties see Note 4, Long-Term Debt.

  (b)   Reconciliation of real estate owned:



                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                             1999             1998            1997
                                                           --------         --------        --------
          Balance at Beginning of Year. . . . . . . .      $220,808         $156,020        $107,182
          Acquisitions During Year (1). . . . . . . .         --              59,549          59,153
          Sale of Property (2)(3) . . . . . . . . . .       (27,528)           --            (12,814)
          Additions During Year . . . . . . . . . . .         5,984            5,239           2,499
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $199,264         $220,808        $156,020
                                                           ========         ========        ========

           (1)  In addition to these capitalized costs, the Trust assumed $598 of net operating liabilities at acquisition in 1997.
           (2)  In connection with the sale of Colonial Courts and Hallmark Apartments, the Trust transferred
                $107 of net operating liabilities in 1997.
           (3)  In connection with the sale of Quantum Business Center and the Oklahoma apartment portfolio, the Trust transferred $135 of net operating assets in 1999.

  (c)   Depreciation expense is computed using the straight line method.  Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.

                                                             1999             1998            1997
                                                           --------         --------        --------
          Reconciliation of Accumulated Depreciation:

          Beginning of Year . . . . . . . . . . . . .      $ 11,399         $  6,634        $  4,692
          Depreciation Expense. . . . . . . . . . . .         5,982            4,765           3,282
          Sale of Property. . . . . . . . . . . . . .        (1,961)           --             (1,340)
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $ 15,420         $ 11,399        $  6,634
                                                           ========         ========        ========




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


                               PART III


ITEM 10.  OUR TRUSTEES AND EXECUTIVE OFFICERS

     The trustees  and executive officers of the Trust are as follows:

           Walter E.  Auch, Sr.        Trustee
           Daniel Levinson             Trustee
           Stephen M. Peck             Trustee
           L.G. Schafran               Trustee
           Leonard G. Levine           President and Trustee
           Neil D. Hansen              First Vice President
           Robert G. Higgins           Vice President and Secretary/
                                       General Counsel
           Joel L. Teglia              Vice President/
                                       Chief Financial Officer
           Jay E. Schmidt              Vice President/Investments

     WALTER E. AUCH, SR. Mr. Auch, age 78, has served as an independent trustee since 1986. Mr. Auch served as the chairman and chief executive officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, Mr. Auch was executive vice president, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Pimco Advisors L.P., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, the Nicholas Applegate Funds, Semele Group, Inc., and Legend Properties, Inc. and a trustee of Hillsdale College and the Arizona Heart Institute. Mr. Auch is also a director of Semele Group, Inc. and Legend Properties, Inc.

     DANIEL LEVINSON. Mr. Levinson, age 42, has served as an independent trustee since 1999. Mr. Levinson is currently Chief Operating Officer at Oracle Investment Management, Inc. Before working at Oracle, he was chief financial officer for Morgens, Waterfall, Vintiadis & Co., Inc. from 1993 through 1999 and specialized in the management and workout of real estate and other investments in its investment funds. Before working at Morgens, Mr. Levinson was a vice president at Sentinel Real Estate Corporation, an institutional real estate investment manager. Prior to joining Sentinel in 1988, Mr. Levinson was at KPMG Peat Marwick for over six years. Mr. Levinson received a Bachelor of Science degree from Lehigh University. Mr. Levinson is a certified public accountant and a member of the American Institute of Certified Public Accountants.

     STEPHEN M. PECK. Mr. Peck, age 65, has served as an independent trustee since 1999. Mr. Peck maintains an investment office at Gilder, Gagnon, Howe & Co. LLC. Mr. Peck is a director of Harnischfeger, Inc., Fresenius Medical Care and Offit Investment funds, and Chairman of the Board of Grand Union Company. He is also a member of the Board of Trustees of New York University, The Jewish Theological Seminary and the Mount Sinai School of Medicine and is Chairman of the Board of Trustees of the Mount Sinai-NYU Health.

     L.G. SCHAFRAN. Mr. Schafran, age 61, has served as an independent trustee since 1999. Since 1984, Mr. Schafran has been a Managing General Partner at L.G. Schafran & Associates, a private New York based real estate investment and development firm. Mr. Schafran is a director of Tarragon Realty Investors, Inc., COMSAT Corporation and PubliCARD, Inc. He is also chairman of the board of directors and co-chief executive officer of Delta-Omega Technologies, Inc. Mr. Schafran served as a director of Capsure Holdings Inc. from 1986 to 1997, OXIGENE, Inc. from 1993 to 1996, Glasstech, Inc. from 1995 to 1997, Dart Group Corporation from 1993 to 1997 and Kasper A.S.L., Ltd. from 1997 to 2000.

     LEONARD G. LEVINE. Mr. Levine, age 53, has been our president since 1990 and a trustee since 1998. Mr. Levine also served as a trustee from September 1986 until February 1990. Mr. Levine received a bachelors of science/bachelors of arts degree in accounting from Roosevelt University and a masters degree in taxation from DePaul University. Mr. Levine previously served as president of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund), Banyan Short Term Income Trust and Semele Group, Inc. (f/k/a Banyan Strategic Land Fund II) (collectively, the "Banyan Funds"). Mr. Levine is a certified public accountant and a licensed real estate broker. Mr. Levine is the father of Adam Levine, one of our employees.

     NEIL D. HANSEN. Mr. Hansen, age 53, has been our first vice president since 1991 and oversees our asset management group. Mr. Hansen received a B.S. degree in finance from the University of Illinois and a master of management degree from Northwestern University. Mr. Hansen previously served as First Vice President of each of the Banyan Funds. Mr. Hansen is a certified public accountant.

     ROBERT G. HIGGINS. Mr. Higgins, age 48, has served as our vice president and general counsel since 1992 and as secretary since 1995. Mr. Higgins received a B.A. degree in government from the University of Notre Dame and a J.D. degree from Loyola University of Chicago. Mr. Higgins concentrates his practice in the areas of real estate development, finance, acquisition, land use, sales, lending and general corporate business practice. Mr. Higgins previously served as vice president, general counsel and secretary of each of the Banyan Funds. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas. Mr. Higgins also practices law as a sole practitioner.

     JOEL L. TEGLIA. Mr. Teglia, age 38, has served as our vice president and chief financial officer since 1994. Prior to his appointment, Mr. Teglia provided various services to us in his capacity as controller for BSRT Management Corp. (f/k/a Banyan Management Corp.), a position that he held from 1991 to 1994. He received a B.A. degree in accounting from the University of Notre Dame. Mr. Teglia previously served as vice president and chief financial officer of each of the Banyan Funds. Mr. Teglia is a certified public accountant.

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

ITEM 11.  COMPENSATION OF TRUSTEES AND EXECUTIVE OFFICERS

     A.    INDEPENDENT TRUSTEE COMPENSATION

     Each independent trustee is paid an annual fee of $20,000, payable quarterly, plus $1,000 for each board meeting, including meetings of board committees, attended in person and $500 an hour for each Board meeting, including committee meetings held by telephonic conference call. Each independent trustee is also reimbursed for out-of-pocket expenses incurred in attending board meetings. We also award each person serving as an independent trustee an option to purchase 2,000 of our common shares ten days after each annual meeting. The "strike price" of these options is the closing price of our shares on the day of the grant. All options granted to the independent trustees vest and become exercisable in the following installments: (1) fifty percent (50%) on the first anniversary of the grant; and (2) fifty percent (50%) on the second anniversary of the grant.

     B.    EXECUTIVE COMPENSATION

     This table shows compensation paid to our chief executive officer and our next three most highly compensated executive officers during the last three years. No other individual satisfied the criteria for inclusion in this chart.


     (a)             (b)       (c)       (d)        (e)         (f)          (g)       (h)         (i)
                                   ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                              ----------------------------- ----------------------------------
                                                                     AWARDS           PAYOUTS
                                                            -----------------------   -------
                                                  OTHER      RESTRICTED  SECURITIES
NAME AND                                          ANNUAL       STOCK     UNDERLYING    LTIP    ALL OTHER
PRINCIPAL                    SALARY     BONUS  COMPENSATION   AWARD(S)    OPTIONS/    PAYOUTS COMPENSATION
POSITION              YEAR   (2)($)      ($)       ($)          ($)       SARS(#)      ($)        ($)
--------              ----   ------     -----  ------------  ----------  ----------   ------- ------------
Leonard G. Levine
President and
Chief Executive
Officer (1) . . . . . 1999  $212,317  $101,471
                      1998  $206,100  $146,382
                      1997  $195,540                         $2,319,292

Jay E. Schmidt
Vice President-
Investments . . . . . 1999  $183,053  $ 40,000
                      1998  $170,307  $ 41,908
                      1997  $165,281  $ 35,000

Neil D. Hansen
First Vice President. 1999  $220,732  $ 50,000
                      1998  $205,860  $ 48,990
                      1997  $192,546  $ 20,000

Joel L. Teglia
Vice President
and Chief Financial
Officer . . . . . . . 1999  $143,208  $ 30,000
                      1998  $126,825  $ 30,755
                      1997  $ 95,160   $10,000

----------






(1)  As of the fiscal year ended December 31, 1999, Mr. Levine owned 512,504 shares of beneficial interest which he is restricted from transferring except in compliance with the registration requirements of federal and state securities law.  The value of these shares as of December 31, 1999, without any discount for the transfer restrictions was $3,075,024.

(2)  Includes the lesser of 3% of base compensation or $4,800 which was contributed by us to each employee's
401(k) plan.  For 1999, due to timing of our bi-weekly pay periods, salary paid includes 1999 salary plus 1/26 of
1998 salary.





EMPLOYMENT AGREEMENTS.

     MR. LEVINE. We entered into the existing employment agreement with Mr. Levine, our president and chief executive officer on March 11, 1998, although the agreement became effective retroactively as of October 1, 1997. This contract has a term expiring on December 31, 2001. The election of Messrs. Levinson, Peck and Schafran constituted a "Change of Control" under Mr. Levine's employment agreement. The effect of this event is described below. Without giving effect to the "Change of Control" under the agreement, we pay Mr. Levine a base salary equal to $200,000 per year through December 31, 1999 increasing to $210,000 per year during the last two years of the agreement. In addition, Mr. Levine may earn incentive compensation during each year of the agreement equal to 62.5% of the base salary for that year, subject to our achieving certain predetermined levels of "funds from operations" increased by .03 for each one percentage point that our actual per share "funds from operations" exceed the target and decreased (but not below zero) by .04 for each one percentage point our actual per share "funds from operations" is below the target amount. For the year ended December 31, 1999, this target was $0.85 per share. For the year ended December 31, 2000, this target is $0.90 per share. Our actual "funds from operations" for this period was $0.81 per share. Thus, Mr. Levine earned incentive compensation equal to $101,471 for the year ended December 31, 1999. We have also granted Mr. Levine non-qualified stock options to purchase an aggregate of 350,000 shares of our common shares of beneficial interest at an exercise price equal to $5.50 per share.

     Options to purchase 100,000 of these shares vested and became exercisable when we signed the agreement with Mr. Levine. Options to purchase an additional 250,000 shares vested and became exercisable on December 13, 1999 as a result of the "Change of Control" described above.

     The agreement also requires us to provide Mr. Levine with both life and disability insurance benefits during the term of the agreement, as well as all non-wage benefits we provide to our other salaried employees. We have the right to terminate Mr. Levine's employment under the existing agreement within thirty (30) calendar days after we file our annual report on Form 10-K with the Securities and Exchange Commission for the preceding year if we do not achieve certain earnings before interest, taxes, depreciation and amortization, (or EBITDA for short), targets for that year. For the year ended December 31, 1999, this earnings target was $1.39 per basic common share. Our actual EBITDA for this period was $1.75 per share. We may also terminate Mr. Levine for "Just Cause." For purposes of the agreement, "Just Cause" exists if Mr. Levine is convicted of, or has a civil judgment rendered against him for theft or embezzlement of our property, is convicted of a felony resulting in injury to our business property or reputation, or if a civil judgment is rendered that Mr. Levine breached his duty of loyalty to us or if an arbitrator determines that Mr. Levine has refused to perform, or willfully failed to perform, his material duties under the agreement or committed intentional acts that caused material damage to our business or properties or performed his material duties in a manner that constituted gross negligence.

     As noted above, Mr. Levine had the right to terminate the agreement upon ninety (90) days' notice to us for any reason (the "Notice
Termination"), or upon a "Change of Control" or "Constructive Termination."

For these purposes, a "Change of Control" occurs if the members of our board as of October 1, 1997 fail to constitute a majority of the members of the board, except for individuals consented to by Mr. Levine, or if our shareholders adopt a plan of liquidation or take other action having the effect of a plan of liquidation without the recommendation and approval of our board.

     Since the election of Messrs. Levinson, Peck and Schafran constituted a "Change of Control," under the existing agreement; Mr. Levine could have elected to terminate the existing employment agreement. Had he done so, we would have become obligated to pay Mr. Levine approximately $900,000, representing the amount of incentive compensation due under the agreement. Mr. Levine agreed, however, not to terminate the agreement and defer payment of these amounts. In return we agreed to enter into a new revised agreement with Mr. Levine that becomes effective only if: (1) we adopt a plan of liquidation; (2)we sell substantially all of our assets in a single or a series of related transactions; (3) we merge with another entity and as a result we are not surviving entity and our shareholders do not own more than 50% of the shares of the new entity; or (4) a majority of the board changes prior to any of the other above events occurring.

     In the new agreement, the definition of a "Change of Control" has been modified (1) so that the existing board comprised of Messrs. Auch, Levinson, Peck and Schafran are considered the existing board members for purposes of determining whether a change has occurred; (2) to remove the adoption of a plan of liquidation or the taking of other action having the effect of a plan of liquidation from the definition; and (3) to provide that the board position occupied by Mr. Levinson will not be deemed to have changed if the position is occupied by an employee of Morgens, Waterfall, Vintiadis & Co., Inc. or one of its affiliates. Under the existing agreement, a "Constructive Termination" occurs if Mr. Levine's authority is materially reduced or if there is a material adverse change in his working conditions or we require him to relocate from the Chicago metropolitan area. Further, if Mr. Levine terminates the existing agreement upon a "Change of Control" or is deemed to suffer a "Constructive Termination," we will be obligated to pay Mr. Levine all amounts previously deferred that could have been paid under the agreement, including all incentive compensation. Additionally, all of the options that we granted to Mr. Levine when we signed the existing agreement became vested and immediately exercisable. If Mr. Levine is not employed by us on January 1, 2002 pursuant to a written employment agreement, and has not then died or become permanently disabled, we are obligated to pay Mr. Levine $210,000, unless we had previously terminated the agreement either due to our failing to achieve certain performance standards or for "Just Cause" or if the agreement is terminated by Mr. Levine by a "Notice Termination."

     The following summarizes the terms of the new agreement:

     TERM OF AGREEMENT: The existing employment agreement remains in effect until December 31, 2001. If, however: (1) we adopt a plan of liquidation; (2) we sell substantially all of our assets in a single or series of related transactions; (3) we merge with another entity and, as a result, we are not the surviving entity and our shareholders do not own more than 50% of the shares of the new entity; or (4) a majority of the board changes prior to any of the other above events occurring, the existing employment agreement will terminate and the new agreement will become effective for a period equal to thirty (30) months commencing on the effective date, subject to renewal options.

     LIQUIDATION SALARY: If the new agreement becomes effective, we have agreed to pay Mr. Levine a base salary equal to $17,500 per month during the liquidation term. This monthly salary equates to the base salary which Mr. Levine earns on an annual basis of $210,000 per year. If we have adopted a plan of liquidation which takes longer than thirty (30) months to complete, and we renew Mr. Levine's agreement, we have agreed to pay him a salary equal to $250,000 per year for services during that extended time frame.

     LIQUIDATION COMPENSATION: If the new agreement becomes effective, we have also agreed to pay Mr. Levine all of the base salary which he would have been paid during the remaining term of the existing agreement as though he had terminated that agreement as a result of a change of control, plus the difference between $387,500 and all incentive compensation which Mr. Levine earns and is paid or is payable to Mr. Levine between the date that the "Change of Control" occurs and the effective date of the new agreement. Mr. Levine currently earns a base salary equal to $210,000 per annum through December 31, 2001. The payment of incentive compensation effectively represents the amount that Mr. Levine would have been paid had he terminated the existing agreement upon election of Messrs. Levinson, Peck and Schafran. Mr. Levine agreed to waive his right to terminate the existing employment agreement and defer the payment so long as we agreed to pay him those amounts if an event later occurs that triggers the effectiveness of the new agreement. In addition, under Mr. Levine's existing agreement, he is entitled to a severance payment equal to $210,000 if he is not employed by us on January 1, 2002. Mr. Levine has also agreed to waive his right to payment of this amount until the effective date of the new agreement.

     LIQUIDATION INCENTIVE COMPENSATION: If the new agreement becomes effective and we adopt a plan of liquidation, Mr. Levine will be able to earn incentive compensation based on the amount of proceeds actually distributed in liquidation to our shareholders. In particular, we will pay Mr. Levine a percentage of a base amount based on the aggregate distributions to our shareholders. The base amount for these purposes is $420,000. The percentages range from 50% to 200%. Mr. Levine will earn 100% of the base amount if the present value of the total per share distribution to shareholders in a liquidation falls in the range of $6.25- $6.49 per share. He will be able to earn up to 200% of the base amount if these distributions reach at least $7.25 per share. In contrast, Mr. Levine will not earn any incentive compensation unless the aggregate distributions equal at least $5.75 per share. For these purposes, distributions will include amounts that we may use to repurchase our shares in the open market or by means of a tender offer.

     OPTIONS: Under Mr. Levine's existing agreement, he was granted options to purchase a total of 350,000 shares, some of which were vested at the time he signed that agreement and some of which vest over time if our share price reaches certain targets. As part of the revised employment arrangements, we agreed to vest all of these options upon signing the new agreement. We also agreed to lend Mr. Levine, on a non-recourse basis, an amount sufficient to exercise these options. The loan bears interest at an annual rate equal to 6.5% and matures on January 11, 2005. Any options Mr. Levine does not exercise within thirty (30) days following execution of the new employment agreement will be canceled. Mr. Levine has effectively exercised all 350,000 options.

     PAYMENTS DUE ON CHANGE OF CONTROL OR CONSTRUCTIVE TERMINATION:  If
Mr. Levine terminates the new agreement after it becomes effective due to a change of control or because any of the events (other than adoption of a plan of liquidation) triggering effectiveness of the new agreement occurs, then we are required to immediately pay all of the amounts he would have earned during the liquidation term in salary ($17,500 per month) for a total not to exceed thirty (30) months discounted to present value plus an amount equal to 180% of the base amount of incentive compensation that Mr. Levine can earn during the pendency of a plan of liquidation ($756,000) less any of the liquidation incentive compensation previously paid to Mr. Levine as well as to continue paying premiums on the life and disability insurance policies which we have agreed to pay under Mr. Levine's existing agreement.

     MESSRS. HANSEN, SCHMIDT AND TEGLIA. We have also entered into employment agreements with each of Messrs. Hansen, Schmidt and Teglia. These agreements were signed on March 4, 1999 but became effective as of December 31, 1998. Pursuant to these agreements, we pay Mr. Hansen an annual base salary of $213,040; we pay Mr. Schmidt an annual base salary of $176,680; and we pay Mr. Teglia an annual base salary of $138,240. We may award each executive a bonus, or other compensation, but are under no obligation to do so. Each executive is eligible for all non-wage benefits we offer to our salaried employees and will be reimbursed for reasonable business expenses. Additionally, pursuant to each agreement, we are required to indemnify and hold harmless each executive from liabilities each may incur as a result of performing duties under his employment agreement

     Each employment agreement expires on December 31, 2000 but is automatically renewed for successive one-year periods unless either party delivers at least ninety (90) days' written notice to the contrary. We have the option of terminating each agreement if we undergo a "Change in Control." We may also terminate each executive for "Just Cause." For purposes of these agreements, these terms have the same meaning ascribed to these terms under Mr. Levine's existing employment agreement. Thus, the election of Messrs. Levinson, Peck and Schafran constituted a "Change of Control" under each of these employment agreements. The Trustees, however, did not exercise the termination rights. Each of Messrs. Hansen, Schmidt and Teglia may terminate his respective employment agreement at any time by giving us at least ninety (90) days' written notice.

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

STOCK OPTION GRANTS

     We did not grant any options to purchase shares of beneficial interest during 1999 to our chief executive officer or to any other executive officer.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUE
          ---------------------------------------------------
(a)                  (b)       (c)        (d)             (e)
                                         Number of
                                        Securities      Value of
                                        Underlying      Unexercised
                                        Unexercised     In-the-Money
                                       Options/SARs at Options/SARs at
                                        FY-End (#)       FY-End ($)
                  Shares
                 Acquired on   Value    Exercisable/    Exercisable/
Name              Exercise    Realized  Unexercisable   Unexercisable
----             -----------------------------------------------------
Leonard G. Levine .  --          --       350,000/0     $175,000/$0
Jay E. Schmidt. . .  --          --        39,335/0      $16,403/$0
Neil D. Hansen. . .  --          --        39,335/0      $16,403/$0
Joel L. Teglia. . .  --          --        32,335/0      $15,153/$0

     The election of Messrs. Levinson, Peck and Schafran constituted a "Change of Control" under the option agreements that we have entered into with each employee or advisor who had previously been granted options. Under these existing option agreements, if the person is terminated following a "Change of Control," all outstanding options become immediately exercisable. In addition, the Board of Trustees offered all of our current employees and advisors who hold options, the opportunity to exercise all of the vested but unexercised options with the proceeds of a loan from us.
The loan is on substantially the same terms as the loan that we made to Mr. Levine. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Like Mr. Levine, each person was required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal and interest on the loan. The loan program was available until January 12, 2000. On that date, employees, including Mr. Levine, borrowed approximately $3.2 million to purchase 575,337 shares. All loans will mature in five years; provided that any person who terminates his or her employment or whom we terminate will be required to repay the loan and all accrued interest within one month of terminating employment, or the shares held as security for the loan will be forfeited.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 18, 2000, except as otherwise noted, regarding the number and percentage of our outstanding common shares beneficially owned by: (1) any person known to us to be the beneficial owner of more than five percent of our outstanding common shares; (2) each trustee; (3) each executive officer; and (4) all trustees and executive officers as a group. Information with respect to Morgens Waterfall Income Partners, L.P., Kensington Investment Group, Inc., Magten Asset Management Corp. and FMR Corp. listed in the table below, including the notes, is based solely on copies of statements filed under
Section 13(d) or 13(g) of the Exchange Act, and we have not independently confirmed this information. Share amounts and percentages shown for each person or entity are adjusted to give effect to common shares that are not outstanding but that may be acquired by a person or entity upon exercise of all options exercisable or conversion of series A preferred shares by such entity or person within sixty days of the date of the date hereof.
However, those common shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding common shares beneficially owned by any other person.

                                  Amount and
                                   Nature of
Name and Address of              Beneficially       Percent
  Beneficial Owner                   Owned          of Class
--------------------            ---------------    ----------
Morgens Waterfall Income           3,391,074          22.1%
Partners, L.P.(1)
  Restart Partners, L.P.
  Restart Partners II, L.P.
  Restart Partners III, L.P.
  Restart Partners IV, L.P.
  Restart Partners V, L.P.
  Endowment Restart, L.L.C.
  10 East 50th Street
  New York, NY  10022

Kensington Investment Group, Inc. (2)1,289,406        9.5%
  Mellon Bank, N.A. as Trustee for
  the General Motors Employees
  Domestic Group Pension Trust
  350 East 21st Street
  New York, New York  10010

Magten Asset Management Corp. (3)   756,700           5.6%
  Four Orinda Way
  Suite 220D
  Orinda, CA 94563

FMR Corp.(4)                        982,350           7.2%
  Fidelity Management &
  Research Company
  Fidelity Low-Priced Stock Fund
  Fidelity Management Trust Company
  Edward C. Johnson 3d
  Abigail P. Johnson
  82 Devonshire St.,
  Boston, MA 02109

Daniel Levinson                       --                *

Leonard G. Levine,
 President (5)                     862,504            6.1%

Neil D. Hansen,                     59,962              *
  First Vice President (5) (6)

Stephen M. Peck                       --                *

L.G. Schafran                         --                *

Jay E. Schmidt,                      45,485             *
  Vice President (5) (6)

Joel L. Teglia,                     36,675              *
  Chief Financial Officer (5) (6)

Walter E. Auch, Sr. (6)              3,000              *


All Trustees and                1,007,626             7.1%
Named Executive Officers
of the Trust, as a group
(eight persons)

--------------------

*  less than 1%

     (1) Includes the conversion of 61,572 shares of convertible preferred stock, which can be converted into 1,195,573 of our common shares at a price of $5.15 per share. Certain affiliates of Morgens Waterfall Income Partners, L.P. have filed reports with the SEC pursuant to
Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 1999, (i) Morgens Waterfall Income Partners, L.P. owns 83,315 common shares; (ii) Restart Partners, L.P. owns 418,768 common shares; (iii) Restart Partners II, L.P. owns 692,830 common shares; (iv) Restart Partners III, L.P. owns 482,350 common shares; (v) Restart Partners IV, L.P. owns 304,758 common shares;
(vi) Restart Partners V, L.P. owns 100,855 common shares; (vii) Endowment Restart, L.L.C. owns 109,625 common shares. Although John C. Waterfall and Edwin H. Morgens do not directly own any common shares, each of them may be deemed an indirect beneficial owner of 2,192,501 common shares by virtue of their effective control over the operation of each of the affiliated entities listed above. Furthermore, Morgens Waterfall Capital, L.L.C. may be deemed an owner of 83,315 common shares by virtue of its position as general partner of Morgens Waterfall Income Partners, L.P.

     (2) According to filings made with the SEC, Kensington Investment Group, Inc. ("Kensington") is an investment advisor registered under the Investment Advisors Act of 1940. Kensington has filed reports with the SEC pursuant to Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 1999, Kensington has sole dispositive power over 1,289,406 common shares, and sole voting power over 1,289,406 common shares.

     (3) According to filings made with the SEC, Magten Asset Management Corp. ("Magten") is an investment advisor registered under the Investment Advisors Act of 1940. Magten has filed reports with the SEC pursuant to
Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 1999, Magten has shared dispositive power over 756,700 common shares, and shared voting power over 315,200 common shares.

     (4) FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson (who together with other members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp.) have filed reports with the SEC pursuant to Section 13(d) of the Exchange Act, indicating combined ownership of five percent (5%) or more of the outstanding common shares.
As of the date of their latest filing, Fidelity Management & Research Company, an investment advisor registered under the Investment Advisors Act of 1940, and Fidelity Low-Priced Stock Fund, an investment company which Fidelity Management & Research Company serves as investment advisor, owned 982,350 common shares or 7.8% of the outstanding common shares. Edward C. Johnson 3d and FMR Corp. each has sole dispositive power over these 982,350 common shares, but neither has sole voting power over these common shares. As of the date of their latest filing, Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., owned 71,000 common shares or .53% of the outstanding common shares as a result of serving as investment manager of institutional accounts. Edward C. Johnson 3d and FMR Corp. each has voting and dispositive power over these 71,000 common shares.

     (5) Includes shares to purchased on January 12, 2000 pursuant to the aforementioned employee stock loan program as follows: Mr. Levine, 350,000 shares; Mr. Schmidt, 36,000 shares; Mr Hansen, 36,000 shares and Mr. Teglia, 29,000 shares.

     (6) Includes options to purchase 3,335 shares for each of Messrs. Hansen, Schmidt and Teglia and 3,000 shares for Mr. Auch.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 1999, we paid no salary to, but purchased legal services from, Robert G. Higgins, our vice president, secretary and general counsel. We paid Mr. Higgins, in the aggregate, $330,645 for these services. We also provide Mr. Higgins with office space and equipment. Mr. Higgins does not pay any rent for the use of office space and equipment. Instead, Mr. Higgins bills us at a discounted rate. Mr. Higgins also reimburses us for the cost of two full-time and certain part-time employees. For the fiscal year ended December 31, 1999, Mr. Higgins reimbursed us for a total of $172,074. During the fiscal year ended December 31, 1999, we paid Adam Levine, the son of our president, chief executive officer and trustee, Leonard G. Levine, $85,173 for services rendered to us as an employee. We also provided Adam Levine with benefits customarily provided to our other employees.

     On January 12, 2000, our employees exercised their vested options to purchase 575,337 of our common shares with the proceeds of the loan from us. See "Compensation of Trustees and Executive Officers" above for details of the loan program. The table below shows the original amounts outstanding and the loan balances on March 1, 2000 due from our executive officers and Adam Levine.

                                                Balance
                                Original          at
Name                             Amount         3/1/00
----                           ----------     ----------

Leonard G. Levine . . . .      $1,925,000     $1,897,598
Jay E. Schmidt. . . . . .      $  213,500     $  210,799
Neil D. Hansen. . . . . .      $  213,500     $  210,799
Joel L. Teglia. . . . . .      $  170,875     $  168,691
Robert G. Higgins . . . .      $  173,735     $  171,412
Adam Levine . . . . . . .      $   95,493     $   94,177



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     (1)         Financial Statements of the Company are set forth
in this report in Item 8.


            (2) Financial Statement Schedule is set forth in this report in Item 8.

    (b) Report on Form 8-K dated December 16, 1999 was filed on January 3, 2000 to provide information required by Item 2 of Form 8-K and a pro forma information required by Item 7 of Form 8-K in connection with the Trust's disposition of the property in the Oklahoma apartment portfolio.

    (c)          Exhibits (see Exhibit Index included elsewhere herein).

    (d)     None.

                              SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ Leonard G. Levine                     Date:  March 29, 2000
     Leonard G. Levine, President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



By:  /s/ Leonard G. Levine                     Date:  March 29, 2000
     Leonard G. Levine, President
     and Trustee



By:  /s/ Joel L. Teglia                        Date:  March 29, 2000
     Joel L. Teglia, Vice President and
     Chief Financial Officer



By:  /s/ Walter E. Auch, Sr.                   Date:  March 29, 2000
     Walter E. Auch, Sr., Trustee



By:  /s/ Daniel Levinson                       Date:  March 29, 2000
     Daniel Levinson, Trustee



By:  /s/ Stephen M. Peck                       Date:  March 29, 2000
     Stephen M. Peck, Trustee



By:  /s/ L.G. Schafran                         Date:  March 29, 2000
     L.G. Schafran, Trustee

     EXHIBIT INDEX
     -------------

     3.1 Third Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993, August 12, 1998 and December 13, 1999, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (*)

     3.2              By-Laws dated March 13, 1996. (2)

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

     4.6              First Amendment to Loan Agreement dated
September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (1)

     4.7              Loan Agreement dated June 22, 1998 between
Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (6)

     EXHIBIT INDEX
     -------------

     4.08             First Amendment to Loan Agreement dated
September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and
Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (1)

     10.1             Employment Agreement of Leonard G. Levine dated
December 14, 1999 (*)

     10.2             Employment Agreement of Leonard G. Levine as of
October 1, 1997.  (8)

     10.3             Employment Agreement of Joel L. Teglia dated
December 31, 1998. (3)

     10.4             Employment Agreement of Neil Hansen dated
December 31, 1998. (3)

     10.5             Employment Agreement of Jay Schmidt dated
December 31, 1998. (3)

     10.6             1997 Omnibus Stock and Incentive Plan dated July 9,
1997. (9)

     10.7 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (4)

     10.8             Registration Rights Agreement dated as of
October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (4)

     10.9             Registration Rights Agreement dated as of
October 1, 1997 between Banyan Strategic Realty Trust and Leonard G.
Levine. (3)

     21               Subsidiaries of Banyan Strategic Realty Trust *

     23               Consent of Ernst & Young LLP *

     27               Financial Data Schedule *

     99.12            Press Release dated January 10, 2000 *

     99.13            Press Release dated January 27, 2000 *

     99.14            Press Release dated February 23, 2000 *


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