Form 10-Q
period 2000-03-31
BANYAN STRATEGIC REALTY TRUST
filed 2000-05-11
CIK 790817

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2000.

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



                 Shares of beneficial interest outstanding
                      as of May 10, 2000:  14,166,333

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       BANYAN STRATEGIC REALTY TRUST

                        Consolidated Balance Sheets
                                (Unaudited)
                          (Dollars in thousands)




                                            MARCH 31,       DECEMBER 31,
                                              2000             1999
                                           ----------       -----------
ASSETS
------

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . .       $   36,445        $   36,445
  Building . . . . . . . . . . . . .          148,608           148,608
  Building Improvements. . . . . . .           15,312            14,211
                                           ----------        ----------
                                              200,365           199,264
  Less: Accumulated Depreciation . .          (16,853)          (15,420)
                                           ----------        ----------
                                              183,512           183,844
                                           ----------        ----------

Cash and Cash Equivalents. . . . . .            4,907            13,097
Restricted Cash -
  Capital Improvements . . . . . . .            1,344             1,497
Restricted Cash - Other. . . . . . .            1,681             1,171
Interest and Accounts Receivable . .            1,115             1,186
Deferred Financing Costs
  (Net of Accumulated Amortization
  of $1,392 and $1,512,
  respectively). . . . . . . . . . .            1,288             1,568
Other Assets . . . . . . . . . . . .            4,348             4,284
                                           ----------        ----------

Total Assets . . . . . . . . . . . .       $  198,195        $  206,647
                                           ==========        ==========

                       BANYAN STRATEGIC REALTY TRUST

                                            MARCH 31,       DECEMBER 31,
                                              2000             1999
                                           ----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Mortgage Loans Payable . . . . . . .       $  114,398        $  120,781
Bonds Payable. . . . . . . . . . . .            4,500             4,500
Unsecured Loan Payable . . . . . . .            --                7,400
Accounts Payable and
  Accrued Expenses . . . . . . . . .            1,987             2,767
Accrued Real Estate Taxes Payable. .            1,487               908
Accrued Interest Payable . . . . . .              547               615
Unearned Revenue . . . . . . . . . .              842               922
Security Deposits. . . . . . . . . .            1,301             1,203
                                           ----------        ----------

Total Liabilities. . . . . . . . . .          125,062           139,096
                                           ----------        ----------

Minority Interest in
  Consolidated Partnerships. . . . .            2,316             2,256

Shareholders' Equity
Series A Convertible Preferred
  Shares, No Par Value,
  200,000 Shares Authorized,
  61,572 Shares Issued and
  Outstanding. . . . . . . . . . . .            6,157             --
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 15,688,284
  and 15,073,917 Shares Issued,
  respectively . . . . . . . . . . .          123,941           120,707
Accumulated Deficit. . . . . . . . .          (48,722)          (48,046)
Employees' Notes . . . . . . . . . .           (3,193)            --
Treasury Shares at Cost,
  1,522,649 Shares . . . . . . . . .           (7,366)           (7,366)
                                           ----------        ----------

Total Shareholders' Equity . . . . .           70,817            65,295
                                           ----------        ----------

Total Liabilities and
  Shareholders' Equity . . . . . . .       $  198,195        $  206,647
                                           ==========        ==========













                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                   Consolidated Statements of Operations
            For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)
               (Dollars in thousands, except per share data)



                                                      2000       1999
                                                    --------   --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . .  $  8,135   $  9,196
  Operating Cost Reimbursement . . . . . . . . . .       869        998
  Miscellaneous Tenant Income. . . . . . . . . . .        71        188
  Income on Investments and Other Income . . . . .       275         46
                                                    --------   --------
Total Revenue. . . . . . . . . . . . . . . . . . .     9,350     10,428
                                                    --------   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . .     1,110      1,326
  Repairs and Maintenance. . . . . . . . . . . . .       894      1,146
  Real Estate Taxes. . . . . . . . . . . . . . . .       734        775
  Interest . . . . . . . . . . . . . . . . . . . .     2,367      2,890
  Ground Lease . . . . . . . . . . . . . . . . . .       229        235
  Depreciation and Amortization. . . . . . . . . .     1,630      1,584
  General and Administrative . . . . . . . . . . .     1,012      1,055
  Amortization of Deferred Financing Costs . . . .        64         65
                                                    --------   --------
Total Expenses . . . . . . . . . . . . . . . . . .     8,040      9,076

Income Before Minority Interest and
  Extraordinary Item . . . . . . . . . . . . . . .     1,310      1,352

Minority Interest in Consolidated
  Partnerships . . . . . . . . . . . . . . . . . .      (126)      (114)
                                                    --------   --------

Income Before Extraordinary Item . . . . . . . . .     1,184      1,238
Extraordinary Item . . . . . . . . . . . . . . . .       (42)      --
                                                    --------    -------
Net Income . . . . . . . . . . . . . . . . . . . .     1,142      1,238
Less Income Attributable to Preferred Shares . . .      (123)     --
                                                    --------   --------

Net Income Available to Common Shares. . . . . . .  $  1,019   $  1,238
                                                    ========   ========

Basic and Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income Before Extraordinary Item . . . . . . . .  $   0.07   $   0.09
                                                    ========   ========

  Net Income . . . . . . . . . . . . . . . . . . .  $   0.07   $   0.09
                                                    ========   ========










                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                           BANYAN STRATEGIC REALTY TRUST

                                  Consolidated Statement of Shareholders' Equity
                                     For the Three Months Ended March 31, 2000
                                                    (Unaudited)
                                              (Dollars in thousands)




                      Series A Convertible          Shares of
                        Preferred Shares       Beneficial Interest    Accumu-
                      ---------------------   ---------------------    lated    Employees'  Treasury
                        Shares      Amount      Shares      Amount    Deficit     Notes      Shares     Total
                      ----------   --------   ----------  ---------  ---------  ----------  --------   --------

Shareholders'
 Equity,
 January 1,
 2000. . . . . . . .        --     $  --      15,073,917   $120,707   $(48,046)  $  --      $ (7,366)  $ 65,295

Issuance of
 Shares,
 net of issuance
 costs . . . . . . .      61,572      6,157      614,367      3,234      --         --         --         9,391

Employees' Notes,
 net of repay-
 ments . . . . . . .        --        --           --         --         --        (3,193)     --        (3,193)

Net Income . . . . .        --        --           --         --         1,142      --         --         1,142

Common Distri-
 butions Paid. . . .        --        --           --         --        (1,695)     --         --        (1,695)

Preferred Distri-
 bution Paid . . . .        --        --           --         --          (123)     --         --          (123)
                          ------   --------   ----------   --------   --------   --------   --------   --------
Shareholders'
 Equity,
 March 31,
 2000. . . . . . . .      61,572   $  6,157   15,688,284   $123,941   $(48,722)  $ (3,193)  $ (7,366)  $ 70,817
                          ======   ========   ==========   ========   ========   ========   ========   ========


               The accompanying notes are an integral part of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)
                          (Dollars in thousands)

                                                      2000       1999
                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . .  $  1,142   $  1,238
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
  Extraordinary Item . . . . . . . . . . . . . . .        42      --
  Depreciation and Amortization. . . . . . . . . .     1,694      1,649
  Minority Interest in Consolidated
   Partnerships. . . . . . . . . . . . . . . . . .       126        114
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . .      (510)      (557)
    Interest and Accounts Receivable . . . . . . .        71      --
    Other Assets . . . . . . . . . . . . . . . . .      (261)      (311)
    Accounts Payable and Accrued Expenses. . . . .      (780)      (593)
    Accrued Interest Payable . . . . . . . . . . .       (68)        38
    Accrued Real Estate Taxes Payable. . . . . . .       579        577
    Unearned Revenue . . . . . . . . . . . . . . .       (80)       276
    Security Deposits. . . . . . . . . . . . . . .        98        (13)
                                                    --------   --------
Net Cash Provided By Operating Activities. . . . .     2,053      2,418
                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate . . . .    (1,101)    (1,547)
    Earnest Money Deposits . . . . . . . . . . . .     --           (25)
    Restricted Cash - Capital Improvements . . . .       153       (305)
                                                    --------   --------
Net Cash Used In Investing Activities  . . . . . .      (948)    (1,877)
                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Minority Partners . . . . . . .       (66)       (71)
  Deferred Financing Costs . . . . . . . . . . . .     --           (52)
  Payment of Preferred Shares Issuance Costs . . .       (30)     --
  Repayment of Employees' Notes. . . . . . . . . .        45      --
  Principal Payments on Mortgage Loans,
    Bonds Payable and Unsecured Loan Payable . . .    (7,626)      (417)
  Distributions Paid to Shareholders . . . . . . .    (1,695)    (1,608)
  Payment of Preferred Distributions . . . . . . .      (123)     --
  Prepayment Penalties on Early Extinguishment
    of Debt. . . . . . . . . . . . . . . . . . . .        (6)     --
  Shares Issued, Net of Issuance Costs . . . . . .       206        208
                                                    --------   --------
Net Cash Used In Financing Activities. . . . . . .    (9,295)    (1,940)
                                                    --------   --------
Net Decrease In Cash and Cash Equivalents. . . . .    (8,190)    (1,399)
Cash and Cash Equivalents at
  Beginning of Period. . . . . . . . . . . . . . .    13,097      3,731
                                                    --------   --------
Cash and Cash Equivalents at End of Period . . . .  $  4,907   $  2,332
                                                    ========   ========

Supplemental Information:
  Interest Paid During the Period. . . . . . . . .  $  2,435   $  2,852
                                                    ========   ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion. . . . . . . . .  $  6,157   $  --
                                                    ========   ========
  Employees' Notes . . . . . . . . . . . . . . . .  $  3,238   $  --
                                                    ========   ========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                Notes to Consolidated Financial Statements
                              March 31, 2000
                                (Unaudited)
               (Dollars in thousands, except per share data)


1.    FINANCIAL STATEMENT PRESENTATION

      Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1999 which are included in the Trust's 1999 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the previously reported 1999 consolidated financial statements in order to provide comparability with the 2000 consolidated financial statements. These reclassifications have not changed the 1999 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2000. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.


2.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended
                                               ------------------------
                                                 3/31/00       3/31/99
                                               ----------    ----------
Numerator:
  Income Available to Common
    Shares Before Extraordinary
    Item . . . . . . . . . . . . . . . . . .   $    1,061     $   1,238
  Extraordinary Item . . . . . . . . . . . .          (42)        --
                                               ----------    ----------
      Net Income Available to
        Common Shares  . . . . . . . . . . .   $    1,019     $   1,238
                                               ==========    ==========
Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .   14,073,785    13,407,319

  Effect of dilutive securities -
    Employee stock options . . . . . . . . .        5,447         5,556
                                               ----------    ----------
    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .   14,079,232    13,412,875
                                               ==========    ==========

Basic and Diluted Earnings Available
 to Common Shares Per weighted-
 average Common Share:
  Income Before Extraordinary Item . . . . .   $     0.07     $    0.09
  Extraordinary Item . . . . . . . . . . . .        --            --
                                               ----------    ----------
      Net Income . . . . . . . . . . . . . .   $     0.07     $    0.09
                                               ==========    ==========

3.    BUSINESS SEGMENTS

      The Trust owns and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of March 31, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 170 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of March 31, 1999, the flex/industrial segment was comprised of thirteen complexes, the office segment was comprised of fourteen office sites and the retail segment was comprised of one retail center. Prior to the sale of the Oklahoma Apartment Portfolio in December 1999, a fourth segment - the residential segment - was comprised of four apartment complexes with 864 units. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

      Information by business segments is set forth below:

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Revenue
  Flex/Industrial. . . . . . . . . . . . . . . . .   $  2,805    $  2,736
  Office . . . . . . . . . . . . . . . . . . . . .      5,149       5,344
  Residential. . . . . . . . . . . . . . . . . . .       --         1,055
  Retail . . . . . . . . . . . . . . . . . . . . .      1,124       1,271
  Corporate/Other. . . . . . . . . . . . . . . . .        272          22
                                                     --------    --------
                                                     $  9,350    $ 10,428
                                                     ========    ========
Income (Loss) Before
 Extraordinary Item
  Flex/Industrial. . . . . . . . . . . . . . . . .   $    696    $    528
  Office . . . . . . . . . . . . . . . . . . . . .      1,102       1,321
  Residential. . . . . . . . . . . . . . . . . . .       --           202
  Retail . . . . . . . . . . . . . . . . . . . . .        130         250
  Corporate/Other. . . . . . . . . . . . . . . . .       (744)     (1,063)
                                                     --------    --------
                                                     $  1,184    $  1,238
                                                     ========    ========

                                                                  As of
                                                      As of       Decem-
                                                     March 31,    ber 31,
                                                       2000        1999
                                                     --------    --------
Total Assets
  Flex/Industrial. . . . . . . . . . . . . . . . .   $ 68,756    $ 74,581
  Office . . . . . . . . . . . . . . . . . . . . .    106,458     105,991
  Residential. . . . . . . . . . . . . . . . . . .      --         20,917
  Retail . . . . . . . . . . . . . . . . . . . . .     18,246      18,303
  Corporate/Other. . . . . . . . . . . . . . . . .      4,735       2,547
                                                     --------    --------
                                                     $198,195    $222,339
                                                     ========    ========

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Depreciation and
 Amortization
  Flex/Industrial. . . . . . . . . . . . . . . . .   $    572     $   544
  Office . . . . . . . . . . . . . . . . . . . . .        914         766
  Residential. . . . . . . . . . . . . . . . . . .       --           141
  Retail . . . . . . . . . . . . . . . . . . . . .        144         133
                                                     --------    --------
                                                     $  1,630     $ 1,584
                                                     ========    ========

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Interest Expense
  Flex/Industrial. . . . . . . . . . . . . . . . .   $    754    $    885
  Office . . . . . . . . . . . . . . . . . . . . .      1,284       1,374
  Residential. . . . . . . . . . . . . . . . . . .        --          298
  Retail . . . . . . . . . . . . . . . . . . . . .        329         333
                                                     --------    --------
                                                     $  2,367    $  2,890
                                                     ========    ========

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Additions to Investment
 in Real Estate
  Flex/Industrial. . . . . . . . . . . . . . . . .   $    308    $    406
  Office . . . . . . . . . . . . . . . . . . . . .        792       1,058
  Residential. . . . . . . . . . . . . . . . . . .        --           78
  Retail . . . . . . . . . . . . . . . . . . . . .          1           5
                                                     --------    --------
                                                     $  1,101    $  1,547
                                                     ========    ========

4.    SUBSEQUENT EVENTS

      DISTRIBUTIONS

      On April 5, 2000, the Trust declared a cash distribution for the quarter ended March 31, 2000 of $0.12 per share payable May 22, 2000 to shareholders of record on April 21, 2000.

     FINANCING

     On May 1, 2000, the Trust entered into a loan agreement with LaSalle Bank National Association which provides for a loan in the amount of $12,100, which can be drawn in four installments. The amount of $8,500 was drawn on May 1, 2000. The loan, which is collateralized by the Trust's Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures in one year. The proceeds from the first draw were utilized primarily to repay the amounts outstanding on a line of credit which came due on May 1, 2000 and which was previously collateralized by Johns Creek Office and Industrial Park and Technology Park, and secondarily for transaction costs.

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

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the annual report on Form 10-K for the year ended December 31, 1999 for a more complete discussion.

    We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries. BSRT UPREIT Corp., a wholly-owned subsidiary, is the General Partner of the Operating Partnership. As of March 31, 2000, we were the sole limited partner of BSRT UPREIT Limited Partnership.

    Our Board of Trustees has recently formed a committee comprised entirely of our independent trustees to begin the process of evaluating strategic alternatives. The results of this review may significantly change our future business plan compared to the strategies that we have pursued over the last several years. Further, pending this review, we have not acquired any new properties and have not taken any specific steps to increase the amount of capital available for acquisitions.


RESULTS OF OPERATIONS

     As of March 31, 2000, we owned individually, or, in some cases through joint ventures, twenty-seven properties consisting of:

      .     fourteen office properties totaling 1.5 million rentable square feet;

      .     twelve flex/industrial properties totaling 1.7 million rentable square feet;

      .     one retail property which contains 321,600 rentable square feet.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     During the three months ended March 31, 2000 and 1999 our income before minority interest and extraordinary item totaled approximately $1.3 million and approximately $1.4 million, respectively. The approximate $0.1 million decrease resulted from a reduction in total revenue of approximately $1.1 million offset by a decrease in total expenses of approximately $1.0 million. In particular, our total revenues decreased by approximately $1.1 million or 10.6% to approximately $9.3 million from approximately $10.4 million, due to a decrease in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended March 31, 2000 with the results of the same properties owned during the entire three months ended March 31, 1999), total revenues decreased by approximately $0.1 million. This decrease was caused by lower occupancy at two of our properties, the Colonial Penn Building and Airways Plaza Office Center. These properties were 72% and 10% occupied at March 31, 2000, respectively, compared to 100% and 91% occupancy levels at March 31, 1999. The occupancy at these two properties was lower than our historical levels as a result of the termination of several leases during 1999. Our ability to achieve "same-store" growth in revenue in the future will be dependent on the time it takes to re-lease this and future vacant space and the rental rates at which we obtain new tenants.

     Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease decreased by approximately $0.5 million to approximately $3.0 million from approximately $3.5 million in 1999. We attribute all of this decrease to the fact that we own fewer properties. Interest expense decreased by approximately $0.5 million to approximately $2.4 million from approximately $2.9 million primarily due to a reduction in the amounts borrowed as a result of 1999 dispositions.


LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our short-term liquidity needs, including recurring capital expenditures, from our working capital (including the restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from our property operations.

We anticipate using these monies to fund periodic tenant-related capital expenditures and other capital improvements. Assuming that our Board of Trustees continues to authorize the payment of distributions consistent with historical per share amounts, we believe that our Funds Available for Distribution (as defined below) will be sufficient for the twelve months after the date of this report to pay quarterly distributions of $0.12 per common share.

     We expect to fund our long-term liquidity needs, including funds necessary for non-recurring capital improvements and funds required if we decide to acquire and develop property, from long-term and short-term secured debt. If we require additional liquidity to fund a portion of the cost of improving properties in the future, we expect to borrow under our credit facility or to mortgage our Avalon Ridge Business Park which is our only unencumbered property.

     At March 31, 2000, our assets totaled approximately $198.2 million, a decrease of approximately $8.4 million from total assets at December 31, 1999 of approximately $206.6 million. Our liabilities totaled approximately $125.1 million at March 31, 2000, a decrease of approximately $14.0 million from a total of approximately $139.1 million at December 31, 1999. Our shareholders equity increased by approximately $5.5 million to approximately $70.8 million at March 31, 2000 from approximately $65.3 million at December 31, 1999.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $4.9 million at March 31, 2000 and approximately $13.1 million at December 31, 1999. The decrease in total cash and cash equivalents resulted from using approximately $0.9 million in investing activities and approximately $9.3 million in financing activities, while receiving approximately $2.0 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.4 million for the three months ended March 31, 2000 to approximately $2.0 million from approximately $2.4 million in 1999. This decrease is primarily due to period to period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities effecting operating activities. Net income adjusted for depreciation and amortization and minority interest remained the same at approximately $3.0 million for the three months ended March 31, 2000 and 1999. See Results of Operations above for further discussion of the operations of our real estate assets.

     Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations", or "FFO" for short, which it believes more accurately reflects the operating property performance of a REIT such as our company. As defined by NAREIT, FFO means net income computed in accordance with generally accepted accounting principles ("GAAP"), less extraordinary items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We have adopted the NAREIT definition for computing FFO because we believe that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of a REIT such as our company. The calculation of FFO may vary from entity to entity in that capitalization and expense policies may vary from entity to entity. Items which are capitalized do not decrease FFO whereas items that are expensed decrease FFO. As such, our presentation of FFO may not be comparable to other similarly titled measures presented by other REIT's. We do not intend for FFO to be an alternative to Net Income as an indication of our performance nor an alternative to Cash Flows from Operating Activities (as calculated in accordance with GAAP) as a measure of our capacity to pay distributions.

     For the three months ended March 31, 2000 and 1999, our properties generated FFO of approximately $2.6 million and $2.8 million, respectively.

FFO decreased on a year to year basis due primarily to a decrease in the number of properties owned from period to period.

     FFO for the three months ended March 31, 2000 and 1999 is calculated as follows:

                                                   2000           1999
                                                   ----           ----
                                                  (Dollars in thousands)

Net Income Attributable to
 Common Shares . . . . . . . . . . . . . . .       $1,019        $1,238
Plus:
 Depreciation and Amortization Expense . . .        1,630         1,584
Less:
  Minority Interest Share of
   Depreciation and Amortization
   Expense . . . . . . . . . . . . . . . . .          (82)          (56)
  Extraordinary Item . . . . . . . . . . . .           42            --
                                                   ------        ------
Funds From Operations. . . . . . . . . . . .       $2,609        $2,766
                                                   ======        ======

Cash Flows Provided By (Used For):
  Operating Activities . . . . . . . . . . .      $ 2,053       $ 2,418
  Investing Activities . . . . . . . . . . .      $  (948)      $(1,877)
  Financing Activities . . . . . . . . . . .      $(9,295)      $(1,940)

     Our ability to pay any distribution is influenced by the amount of money that we have available to distribute known as Funds Available for Distribution or "FAD" for short. FAD is calculated by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. We reserve approximately $0.075 per square foot for flex/industrial properties, $0.10 per square foot for office properties, $0.15 per square foot for retail property and $200 per residential unit.

     The ability to make future distributions to our shareholders is dependent upon, among other things:

      .     the strategic course determined by our Board of Trustees as a result of their strategic review;

      .     sustaining the operating performance of our existing real
estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located; and

      .     our level of operating expenses.

     FAD for the three months ended March 31, 2000 and 1999 is calculated as follows:

                                                    2000        1999
                                                    ----        ----
                                                 (Dollars in thousands)

Funds From Operations. . . . . . . . . . . . . .   $2,609     $2,766
Straight-line Rents. . . . . . . . . . . . . . .      (25)       (25)
Lease Commissions. . . . . . . . . . . . . . . .     (409)      (307)
Capital Reserve. . . . . . . . . . . . . . . . .      (82)      (128)
                                                    -----     ------

Funds Available for Distribution . . . . . . . .   $2,093     $2,306
                                                   ======     ======

     Cash Flows From Investing Activities: During the three months ended March 31, 2000, we used approximately $0.9 million in investing activities compared to approximately $1.9 million in the same period in 1999. Cash flow was primarily used during the three months ended March 31, 2000 to make capital improvements at our various properties in the amount of approximately $1.1 million. In comparison, during the same period in 1999, we made capital improvements in the amount of approximately $1.5 million.

     Cash Flows From Financing Activities: During the three months ended March 31, 2000, financing activities used approximately $9.3 million compared to approximately $1.9 million in the same period in 1999. During the three months ended March 31, 2000, we used cash primarily to make principal payments on mortgage loans, and on an unsecured loan payable of approximately $7.6 million and to pay distributions to shareholders of approximately $1.7 million. The cash flows used by financing activities for the three months ended March 31, 1999 resulted primarily from distributions paid to shareholders of approximately $1.6 million and principal payments on mortgage loans and bonds payable of approximately $0.4 million.


OTHER INFORMATION

     As of March 31, 2000, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                           BANYAN STRATEGIC REALTY TRUST
                                                 Portfolio Summary
                                                  March 31, 2000
                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        2000     2001    2002    2002
                                    --------        -------       --------     ----     ----    ----    -----
FLEX/INDUSTRIAL
---------------
Milwaukee Industrial Properties
Milwaukee, WI. . . . . . . . .       4/30/93        235,800            85%      11%      16%     32%      26%

Elmhurst Metro Court
Elmhurst, IL . . . . . . . . .      11/30/93        140,800            66%       6%      37%     12%      11%

Willowbrook Industrial Court
Willowbrook, IL. . . . . . . .       6/16/95         84,300            89%      21%      19%     31%      18%

Lexington Business Center
Lexington, KY. . . . . . . . .      12/05/95        308,800            70%      18%       9%      5%      38%

Newtown Business Center
Lexington, KY. . . . . . . . .      12/05/95         87,100            99%       4%      37%     16%      42%

6901 Riverport Drive
Louisville, KY . . . . . . . .      11/19/96        322,100           100%      45%       0%      0%      55%

Avalon Ridge Business Park
Norcross, GA . . . . . . . . .       4/24/98         57,400           100%       0%       0%      0%     100%

Tower Lane Business Park
Bensenville, IL. . . . . . . .       4/27/98         95,900           100%      37%      15%     30%      18%

Metric Plaza
Winter Park, FL. . . . . . . .       4/30/98         32,000           100%       0%       0%     69%      31%

Park Center
Orlando, FL. . . . . . . . . .       4/30/98         47,400            80%       9%      25%     24%      22%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        2000     2001    2002    2002
                                    --------        -------       --------     ----     ----    ----    -----
University Corporate Center
Winter Park, FL. . . . . . . .       4/30/98        127,800            77%       9%      33%     21%      14%

Johns Creek Office and
Industrial Park
Duluth and Suwanee, GA . . . .       8/14/98        119,300           100%       0%      50%     50%       0%
                                                 ----------          -----    -----    -----   -----    -----
  Sub-total. . . . . . . . . .                    1,658,700            86%      19%      18%     18%      31%
                                                 ----------          -----    -----    -----   -----    -----

OFFICE
------
Colonial Penn Building
Tampa, FL. . . . . . . . . . .       3/22/94         79,200            72%       0%       0%      0%      72%

Commerce Center
Sarasota, FL . . . . . . . . .       3/22/94         81,100           100%       0%      11%      5%      84%

Woodcrest Office Park
Tallahassee, FL. . . . . . . .      12/19/95        264,900            94%      18%      17%     19%      40%

Midwest Office Center
Oakbrook Terrace, IL . . . . .       4/18/96         77,000            92%      32%      19%     31%      10%

Phoenix Business Park
Atlanta, GA. . . . . . . . . .       1/15/97        110,600            69%       2%      13%     18%      36%

Butterfield Office Plaza
Oak Brook, IL. . . . . . . . .       4/30/97        200,800            95%      21%      20%     38%      16%

Southlake Corporate Center
Morrow, GA . . . . . . . . . .       7/30/97         56,200            87%       6%      35%     35%      11%

University Square Business Center
Huntsville, AL . . . . . . . .       8/26/97        184,700            96%      25%      25%     25%      21%

Technology Center
Huntsville, AL . . . . . . . .       8/26/97         48,500            65%       0%       0%      0%      65%

Airways Plaza Office Center
Memphis, TN. . . . . . . . . .      12/10/97         87,800            10%       0%       4%      3%       3%





                                                                                Scheduled Lease Expirations
                                                                    Occu-     -------------------------------
                                      Date          Square          pancy                               After
                                    Acquired        Footage           %        2000     2001   2001
                                    --------        -------       --------     ----     ----    ----    -----
Peachtree Pointe Office Park
Norcross, GA . . . . . . . . .       1/20/98         71,700            91%      27%      13%     16%      35%

Avalon Center Office Park
Norcross, GA . . . . . . . . .       3/20/98         53,300           100%       0%       0%      0%     100%

Sand Lake Tech Center
Orlando, FL. . . . . . . . . .       4/30/98         84,100           100%       0%       0%      3%      97%

Technology Park
Norcross, GA . . . . . . . . .       8/14/98        145,700           100%      13%      28%      4%      55%
                                                 ----------          -----    -----    -----   -----    -----
    Sub-total. . . . . . . . .                    1,545,600            87%      13%      16%     17%      41%
                                                 ----------          -----    -----    -----   -----    -----

RETAIL
------
Northlake Tower Shopping Center
Atlanta, GA. . . . . . . . . .       7/28/95        321,600            98%       8%       2%      7%      81%
                                                 ----------          -----    -----    -----   -----    -----
Total. . . . . . . . . . . . .                    3,525,900            88%      15%      15%     17%      41%
                                                 ----------          -----    -----    -----   -----    -----




                       BANYAN STRATEGIC REALTY TRUST
                        Comparison of Average Rents

                                                 Average       Average
                                                "In Place"     Market
                                 Square          Net Rents    Net Rents
Property Type                    Footage            (1)         (2)
-------------                   ---------       ----------    ---------

Flex/Industrial. . . . . .      1,658,700       $5.55           $5.59

Office . . . . . . . . . .      1,545,600        9.18           10.27

Retail . . . . . . . . . .        321,600       11.81           12.00
                               ----------      ------          ------
    Total. . . . . . . . .      3,525,900      $ 7.71          $ 8.23
                               ==========      ======          ======
--------------------

(1) Average "In Place" Net Rents represent net operating income per square foot.

(2) Average Market Net Rents represent our good faith estimate of current market rents, assuming standard tenant improvements.


SUBSEQUENT EVENT

     On May 1, 2000, we entered into a loan agreement with LaSalle Bank National Association which provides for a loan in the amount of $12.1 million, which we can draw in four installments. The amount of $8.5 million was drawn on May 1, 2000. The loan which is collateralized by the Trust's Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures in one year. We utilized the proceeds from the first draw primarily to repay the amounts outstanding on a line of credit which was due on May 1, 2000 and which was previously collateralized by Johns Creek Office and Industrial Park and Technology Park, and secondarily for transaction costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We do not engage in any hedge transaction nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

      As of March 31, 2000, we had approximately $118.9 million of outstanding long-term debt, of which $20.6 million bears interest at variable rates that are adjusted on a monthly basis. As of March 31, 2000, the weighted-average interest rate on this variable rate debt was 7.47%.
If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $206,000 on an annual basis.



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


BANYAN STRATEGIC REALTY TRUST



By:   /s/ Leonard G. Levine               Date:  May 11, 2000
      Leonard G. Levine, President




By:   /s/ Joel L. Teglia                  Date:  May 11, 2000
      Joel L. Teglia, Vice President
      and Chief Financial Officer

EXHIBIT
 INDEX
-------

 3.1 Third Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993, August 12, 1998 and December 13, 1999, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

 3.2 First Amendment of Third Amended and Restated Declaration of Trust effective December 13, 1999. (*)

 3.3      By-Laws dated March 13, 1996. (2)

 3.4      BSRT UPREIT Limited Partnership Limited Partnership Agreement (3)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (4)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (5)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

 4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (7)

 4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (6)

 4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (8)

 4.7 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (6)

 4.8 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (8)

10.1      Employment Agreement of Leonard G. Levine as of December 14,
1999. (1)

10.2      Employment Agreement of Leonard G. Levine as of October 1, 1997.
(9)

10.3      Employment Agreement of Joel L. Teglia dated December 31, 1998.
(3)

10.4      Employment Agreement of Neil Hansen dated December 31, 1998. (3)

10.5      Employment Agreement of Jay Schmidt dated December 31, 1998. (3)

EXHIBIT
 INDEX
-------

10.6      1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (10)

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

21        Subsidiaries of Banyan Strategic Realty Trust (1)

27        Financial Data Schedule (*)

99.15     Press Release dated April 5, 2000 (*)

99.16     Press Release dated May 10, 2000 (*)

--------------------

          (*)     Filed herewith.

          (1) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1999.

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

          (6) Incorporated by reference from the Trust's Form 8-K dated May 22, 1998.

          (7) Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

          (8) Incorporated by reference from the Trust's Form 8-K/A-1 dated August 14, 1998.

          (9) Incorporated by reference from the Trust's Form 10-K dated December 31, 1997.

          (10) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.