Form 10-Q
period 2000-06-30
BANYAN STRATEGIC REALTY TRUST
filed 2000-08-14
CIK 790817

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000.

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



                  Shares of beneficial interest outstanding
                     as of August 11, 2000:  14,202,414

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                        BANYAN STRATEGIC REALTY TRUST

                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars in thousands)




                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                            ----------       -----------
ASSETS
------

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . .        $   36,445        $   36,445
  Building . . . . . . . . . . . . .           148,608           148,608
  Building Improvements. . . . . . .            16,764            14,211
                                            ----------        ----------
                                               201,817           199,264
  Less: Accumulated Depreciation . .           (18,352)          (15,420)
                                            ----------        ----------
                                               183,465           183,844
                                            ----------        ----------

Cash and Cash Equivalents. . . . . .             4,534            13,097
Restricted Cash -
  Capital Improvements . . . . . . .               945             1,497
Restricted Cash - Other. . . . . . .             1,727             1,171
Interest and Accounts Receivable . .             1,362             1,186
Deferred Financing Costs
  (Net of Accumulated Amortization
  of $1,487 and $1,512,
  respectively). . . . . . . . . . .             1,352             1,568
Other Assets . . . . . . . . . . . .             4,624             4,284
                                            ----------        ----------

Total Assets . . . . . . . . . . . .        $  198,009        $  206,647
                                            ==========        ==========

                        BANYAN STRATEGIC REALTY TRUST

                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                            ----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Mortgage Loans Payable . . . . . . .        $  114,214        $  120,781
Bonds Payable. . . . . . . . . . . .             4,500             4,500
Unsecured Loan Payable . . . . . . .             --                7,400
Accounts Payable and
  Accrued Expenses . . . . . . . . .             1,983             2,767
Accrued Real Estate Taxes Payable. .             1,821               908
Accrued Interest Payable . . . . . .               657               615
Unearned Revenue . . . . . . . . . .               749               922
Security Deposits. . . . . . . . . .             1,342             1,203
                                            ----------        ----------

Total Liabilities. . . . . . . . . .           125,266           139,096
                                            ----------        ----------

Minority Interest in
  Consolidated Partnerships. . . . .             2,375             2,256

Shareholders' Equity
Series A Convertible Preferred
  Shares, No Par Value,
  200,000 Shares Authorized,
  61,572 Shares Issued and
  Outstanding. . . . . . . . . . . .             6,157             --
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 15,724,338
  and 15,073,917 Shares Issued,
  respectively . . . . . . . . . . .           124,132           120,707
Accumulated Deficit. . . . . . . . .           (49,379)          (48,046)
Employees' Notes . . . . . . . . . .            (3,176)            --
Treasury Shares at Cost,
  1,522,649 Shares . . . . . . . . .            (7,366)           (7,366)
                                            ----------        ----------

Total Shareholders' Equity . . . . .            70,368            65,295
                                            ----------        ----------

Total Liabilities and
  Shareholders' Equity . . . . . . .        $  198,009        $  206,647
                                            ==========        ==========













                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Operations
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                (Dollars in thousands, except per share data)



                                                       2000       1999
                                                     --------   --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . .   $ 16,279   $ 18,334
  Operating Cost Reimbursement . . . . . . . . . .      1,949      1,921
  Miscellaneous Tenant Income. . . . . . . . . . .        164        570
  Income on Investments and Other Income . . . . .        418         86
                                                     --------   --------
Total Revenue. . . . . . . . . . . . . . . . . . .     18,810     20,911
                                                     --------   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . .      2,189      2,643
  Repairs and Maintenance. . . . . . . . . . . . .      1,834      2,272
  Real Estate Taxes. . . . . . . . . . . . . . . .      1,423      1,473
  Interest . . . . . . . . . . . . . . . . . . . .      4,615      5,779
  Ground Lease . . . . . . . . . . . . . . . . . .        462        465
  Depreciation and Amortization. . . . . . . . . .      3,332      3,234
  General and Administrative . . . . . . . . . . .      2,144      2,194
  Amortization of Deferred Financing Costs . . . .        159        131
                                                     --------   --------
Total Expenses . . . . . . . . . . . . . . . . . .     16,158     18,191

Income Before Minority Interest and
  Extraordinary Item . . . . . . . . . . . . . . .      2,652      2,720

Minority Interest in Consolidated
  Partnerships . . . . . . . . . . . . . . . . . .       (273)      (255)
                                                     --------   --------

Income Before Extraordinary Item . . . . . . . . .      2,379      2,465
Extraordinary Item . . . . . . . . . . . . . . . .        (42)      --
                                                     --------    -------
Net Income . . . . . . . . . . . . . . . . . . . .      2,337      2,465
Less Income Attributable to Preferred Shares . . .       (276)     --
                                                     --------   --------

Net Income Available to Common Shares. . . . . . .   $  2,061   $  2,465
                                                     ========   ========

Basic and Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income Before Extraordinary Item . . . . . . . .   $   0.14   $   0.18
                                                     ========   ========

  Net Income . . . . . . . . . . . . . . . . . . .   $   0.14   $   0.18
                                                     ========   ========










                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Operations
              For the Three Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                (Dollars in thousands, except per share data)



                                                       2000       1999
                                                     --------   --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . .   $  8,144   $  9,138
  Operating Cost Reimbursement . . . . . . . . . .      1,080        923
  Miscellaneous Tenant Income. . . . . . . . . . .         93        382
  Income on Investments and Other Income . . . . .        143         40
                                                     --------   --------
Total Revenue. . . . . . . . . . . . . . . . . . .      9,460     10,483
                                                     --------   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . .      1,079      1,317
  Repairs and Maintenance. . . . . . . . . . . . .        940      1,126
  Real Estate Taxes. . . . . . . . . . . . . . . .        689        698
  Interest . . . . . . . . . . . . . . . . . . . .      2,248      2,889
  Ground Lease . . . . . . . . . . . . . . . . . .        233        230
  Depreciation and Amortization. . . . . . . . . .      1,702      1,650
  General and Administrative . . . . . . . . . . .      1,132      1,139
  Amortization of Deferred Financing Costs . . . .         95         66
                                                     --------   --------
Total Expenses . . . . . . . . . . . . . . . . . .      8,118      9,115

Income Before Minority Interest. . . . . . . . . .      1,342      1,368

Minority Interest in Consolidated
  Partnerships . . . . . . . . . . . . . . . . . .       (147)      (141)
                                                     --------   --------

Net Income . . . . . . . . . . . . . . . . . . . .      1,195      1,227
Less Income Attributable to Preferred Shares . . .       (153)     --
                                                     --------   --------

Net Income Available to Common Shares. . . . . . .   $  1,042   $  1,227
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

                                            BANYAN STRATEGIC REALTY TRUST

                                   Consolidated Statement of Shareholders' Equity
                                       For the Six Months Ended June 30, 2000
                                                     (Unaudited)
                                               (Dollars in thousands)




                       Series A Convertible          Shares of
                         Preferred Shares       Beneficial Interest    Accumu-
                       ---------------------   ---------------------    lated     Employees'  Treasury
                        Shares       Amount      Shares      Amount    Deficit      Notes      Shares     Total
                      ----------    --------   ----------  ---------  ---------   ----------  --------   --------

Shareholders'
 Equity,
 January 1,
 2000. . . . . . . .       --       $  --      15,073,917   $120,707   $(48,046)   $  --      $ (7,366)  $ 65,295

Issuance of
 Shares,
 net of issuance
 costs . . . . . . .      61,572       6,157      650,421      3,425      --          --         --         9,582

Employees' Notes,
 net of repay-
 ments . . . . . . .       --          --           --         --         --         (3,176)     --        (3,176)

Net Income . . . . .       --          --           --         --         2,337       --         --         2,337

Common Distri-
 butions Paid. . . .       --          --           --         --        (3,394)      --         --        (3,394)

Preferred Distri-
 bution Paid . . . .       --          --           --         --          (276)      --         --          (276)
                          ------    --------   ----------   --------   --------    --------   --------   --------

Shareholders'
 Equity,
 June 30, 2000 . . .      61,572    $  6,157   15,724,338   $124,132   $(49,379)   $ (3,176)  $ (7,366)  $ 70,368
                          ======    ========   ==========   ========   ========    ========   ========   ========


                The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                           (Dollars in thousands)

                                                       2000       1999
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . .   $  2,337   $  2,465
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
  Extraordinary Item . . . . . . . . . . . . . . .         42      --
  Depreciation and Amortization. . . . . . . . . .      3,491      3,365
  Minority Interest in Consolidated
   Partnerships. . . . . . . . . . . . . . . . . .        273        255
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . .       (556)      (726)
    Interest and Accounts Receivable . . . . . . .       (176)       264
    Other Assets . . . . . . . . . . . . . . . . .       (740)      (786)
    Accounts Payable and Accrued Expenses. . . . .       (784)      (409)
    Accrued Interest Payable . . . . . . . . . . .         42         61
    Accrued Real Estate Taxes Payable. . . . . . .        913        963
    Unearned Revenue . . . . . . . . . . . . . . .       (173)       207
    Security Deposits. . . . . . . . . . . . . . .        139          3
                                                     --------   --------
Net Cash Provided By Operating Activities. . . . .      4,808      5,662
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate . . . .     (2,553)    (2,592)
    Restricted Cash - Capital Improvements . . . .        552       (325)
                                                     --------   --------
Net Cash Used In Investing Activities  . . . . . .     (2,001)    (2,917)
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable. . . . . . . . . . .      8,500      --
  Distributions to Minority Partners . . . . . . .       (154)      (188)
  Deferred Financing Costs . . . . . . . . . . . .       (159)        (5)
  Payment of Preferred Shares Issuance Costs . . .        (30)     --
  Repayment of Employees' Notes. . . . . . . . . .         62      --
  Principal Payments on Mortgage Loans,
    Bonds Payable and Unsecured Loan Payable . . .    (16,310)      (826)
  Distributions Paid to Shareholders . . . . . . .     (3,394)    (3,221)
  Payment of Preferred Distributions . . . . . . .       (276)     --
  Prepayment Penalties on Early Extinguishment
    of Debt. . . . . . . . . . . . . . . . . . . .         (6)     --
  Shares Issued, Net of Issuance Costs . . . . . .        397        418
                                                     --------   --------
Net Cash Used In Financing Activities. . . . . . .    (11,370)    (3,822)
                                                     --------   --------
Net Decrease In Cash and Cash Equivalents. . . . .     (8,563)    (1,077)
Cash and Cash Equivalents at
  Beginning of Period. . . . . . . . . . . . . . .     13,097      3,731
                                                     --------   --------
Cash and Cash Equivalents at End of Period . . . .   $  4,534   $  2,654
                                                     ========   ========

Supplemental Information:
  Interest Paid During the Period. . . . . . . . .   $  4,573   $  5,718
                                                     ========   ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion. . . . . . . . .   $  6,157   $  --
                                                     ========   ========
  Employees' Notes . . . . . . . . . . . . . . . .   $  3,238   $  --
                                                     ========   ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                 Notes to Consolidated Financial Statements
                                June 30, 2000
                                 (Unaudited)
                (Dollars in thousands, except per share data)


1.   FINANCIAL STATEMENT PRESENTATION

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1999 which are included in the Trust's 1999 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2000. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1999 consolidated financial statements in order to provide comparability with the 2000 consolidated financial statements. These reclassifications have not changed the 1999 results.


2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2000 and 1999:

                                                     Six Months Ended
                                                ------------------------
                                                  6/30/00       6/30/99
                                                ----------    ----------
Numerator:
  Income Available to Common
    Shares Before Extraordinary
    Item . . . . . . . . . . . . . . . . . .    $    2,103     $   2,465
  Extraordinary Item . . . . . . . . . . . .           (42)        --
                                                ----------    ----------
      Net Income Available to
        Common Shares  . . . . . . . . . . .    $    2,061     $   2,465
                                                ==========    ==========
Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .    14,127,443    13,428,444

  Effect of dilutive securities -
    Employee stock options . . . . . . . . .         8,042         5,968
                                                ----------    ----------

  Dilutive potential common shares . . . . .         8,042         5,968

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .    14,135,485    13,434,412
                                                ==========    ==========
Basic and Diluted Earnings Available
 to Common Shares Per weighted-
 average Common Share:
  Income Before Extraordinary Item . . . . .    $     0.14    $     0.18
  Extraordinary Item . . . . . . . . . . . .         --            --
                                                ----------    ----------
      Net Income . . . . . . . . . . . . . .    $     0.14    $     0.18
                                                ==========    ==========

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000 and 1999:

                                                    Three Months Ended
                                                ------------------------
                                                  6/30/00       6/30/99
                                                ----------    ----------
Numerator:
      Net Income Available to
        Common Shares  . . . . . . . . . . .    $    1,042     $   1,227
                                                ==========    ==========
Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .    14,181,101    13,449,337

  Effect of dilutive securities -
    Employee stock options . . . . . . . . .        10,636         6,380
                                                ----------    ----------

  Dilutive potential common shares . . . . .        10,636         6,380

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .    14,191,737    13,455,717
                                                ==========    ==========
Basic and Diluted Earnings Available
 to Common Shares Per weighted-
 average Common Share:
      Net Income . . . . . . . . . . . . . .    $     0.07    $     0.09
                                                ==========    ==========

3.   LONG-TERM DEBT

     FINANCING

     On May 1, 2000, the Trust entered into a loan agreement with LaSalle Bank National Association which provided for a loan in the amount of $12,100, which can be drawn in four installments. The amount of $8,500 was drawn on May 1, 2000. The loan, which is collateralized by the Trust's Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures in one year. The proceeds from the first draw were utilized primarily to repay the amounts outstanding on a line of credit which came due on May 1, 2000 and which was previously collateralized by Johns Creek Office and Industrial Park and Technology Park, and secondarily for transaction costs.

     On October 8, 1999, the Trust entered into a loan agreement in the amount of $7,800. The loan, which is collateralized by the Trust's Lexington Business Center property, bears interest at a variable rate equal to LIBOR plus 2% and is payable monthly. The loan principal is pre-payable without penalty and had an initial maturity date of May 31, 2000. The Trust had two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19.5 for each extension. The Trust exercised its first option to extend the term of the loan until May 31, 2001.

CONVERSION OF UNSECURED LOAN

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). The amounts outstanding on the Unsecured Loan were convertible into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares.

4.   BUSINESS SEGMENTS

     The Trust owns and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of June 30, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 170 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of June 30, 1999, the flex/industrial segment was comprised of thirteen complexes, the office segment was comprised of fourteen office sites and the retail segment was comprised of one retail center. Prior to the sale of the Oklahoma Apartment Portfolio in December 1999, a fourth segment - the residential segment - was comprised of four apartment complexes with 864 units. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                               Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                               --------------------     -------------------
                                 2000        1999       2000         1999
                               --------    --------   --------     --------
Revenue
  Flex/Industrial. . . . . .   $  2,887    $  2,852   $  5,692     $  5,588
  Office . . . . . . . . . .      5,310       5,352     10,459       10,696
  Residential. . . . . . . .      --          1,103      --           2,158
  Retail . . . . . . . . . .      1,147       1,152      2,271        2,423
  Corporate/Other. . . . . .        116          24        388           46
                               --------    --------   --------     --------
                               $  9,460    $ 10,483   $ 18,810     $ 20,911
                               ========    ========   ========     ========

Income (Loss) Before
 Extraordinary Item
  Flex/Industrial. . . . . .   $    863    $    640   $  1,559     $  1,168
  Office . . . . . . . . . .      1,242       1,375      2,344        2,696
  Residential. . . . . . . .      --            219      --             421
  Retail . . . . . . . . . .        140         137        270          387
  Corporate/Other. . . . . .     (1,050)     (1,144)    (1,794)      (2,207)
                               --------    --------   --------     --------
                               $  1,195    $  1,227   $  2,379     $  2,465
                               ========    ========   ========     ========

                                            As of
                                As of       Decem-
                               June 30,     ber 31,
                                 2000        1999
                               --------    --------
Total Assets
  Flex/Industrial. . . . . .   $ 68,640    $ 69,279
  Office . . . . . . . . . .    107,790     105,756
  Retail . . . . . . . . . .     17,900      18,125
  Corporate/Other. . . . . .      3,679      13,487
                               --------    --------
                               $198,009    $206,647
                               ========    ========

                               Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                               --------------------     -------------------
                                 2000        1999       2000         1999
                               --------    --------   --------     --------
Depreciation and
 Amortization
  Flex/Industrial. . . . . .   $    596    $    549   $  1,168     $  1,093
  Office . . . . . . . . . .        965         823      1,879        1,589
  Residential. . . . . . . .      --            143      --             284
  Retail . . . . . . . . . .        141         135        285          268
                               --------    --------   --------     --------
                               $  1,702    $  1,650   $  3,332     $  3,234
                               ========    ========   ========     ========

Interest Expense
  Flex/Industrial. . . . . .   $    720    $    889   $  1,474     $  1,774
  Office . . . . . . . . . .      1,199       1,372      2,483        2,746
  Residential. . . . . . . .      --            296      --             594
  Retail . . . . . . . . . .        329         332        658          665
                               --------    --------   --------     --------
                               $  2,248    $  2,889   $  4,615     $  5,779
                               ========    ========   ========     ========

Additions to Investment
 in Real Estate
  Flex/Industrial. . . . . .   $    346    $    520   $    654     $    926
  Office . . . . . . . . . .      1,076         402      1,868        1,460
  Residential. . . . . . . .      --             89      --             167
  Retail . . . . . . . . . .         30          34         31           39
                               --------    --------   --------     --------
                               $  1,452    $  1,045   $  2,553     $  2,592
                               ========    ========   ========     ========

5.  EMPLOYEE NOTES

     On May 14, 1997, the Board of Trustees adopted and on July 8, 1997, the shareholders of the Trust approved, the 1997 Omnibus Stock and Incentive Plan (the "Plan") which allows the Trust to make stock-based awards as part of its employee and trustee compensation program. Under the Plan, the Trust is authorized to issue options to purchase up to one million shares of beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units. On December 31, 1999, the outstanding options issued under the Plan totaled 463,676. Due to the election of three new trustees, on December 13, 1999, the members of the board as of October 1, 1997 no longer constituted a majority of the members of the board. By definition, this reconstitution of the board was a "Change of Control" within the meaning of the Employee Stock Option Agreements. As a result, all outstanding employee options became immediately exercisable in accordance with the terms of the option agreements. In addition, the Board of Trustees offered all of the Trust's current employees and advisors who held options, the opportunity to exercise all the vested but unexercised options with the proceeds of a loan from the Trust. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Each person was required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal and interest on the loan. The loan program was available until January 12, 2000. On that date, employees borrowed approximately $3.2 million to purchase 575,337 shares. All loans will mature on the earlier of January 11, 2005 or one month after the date that an individual's employment is terminated. At that time, the employee will be required to repay the loan and all accrued interest, or forfeit the shares held as security for the loan.

6.   SUBSEQUENT EVENTS

     DISTRIBUTIONS

     On July 14, 2000, the Trust declared a cash distribution for the quarter ended June 30, 2000 of $0.12 per share payable August 21, 2000 to shareholders of record on July 21, 2000.

     OTHER

     During the first quarter of 2000, the Trust's Board of Trustees formed a Financial Advisory Committee, comprised entirely of its independent trustees, to evaluate strategic alternatives. On July 28, 2000, the Financial Advisory Committee announced that as part of its review of the strategic alternatives, it has initiated a marketing effort designed to solicit bids for the Trust's properties in whole, bulk sales or individually.

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

    We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries. BSRT UPREIT Corp., a wholly-owned subsidiary, is the General Partner of the Operating Partnership. As of June 30, 2000, we were the sole limited partner of BSRT UPREIT Limited Partnership.


RESULTS OF OPERATIONS

     As of June 30, 2000, we owned individually, or, in some cases through joint ventures, twenty-seven properties consisting of:

      .     fourteen office properties totaling 1.5 million rentable square feet;

      .     twelve flex/industrial properties totaling 1.7 million rentable square feet;

      .     one retail property which contains 321,600 rentable square feet.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     During the six months ended June 30, 2000 and 1999 our income before minority interest and extraordinary item remained the same at approximately $2.7 million. Our total revenue decreased by approximately $2.1 million or
10.0 % to approximately $18.8 million from approximately $20.9 million, due to a decrease in the number of properties that we own. This decrease in total revenues was offset by a decrease in total expenses. On a "same-store" basis (comparing the results of operations of the properties owned during the entire six months ended June 30, 2000 with the results of the same properties owned during the entire six months ended June 30, 1999), total revenue increased by approximately $0.1 million due to an increase in rental rates. During the final six months of 2000, leases for approximately ten percent (10%) of our leasable square footage will expire.

Although vacancy may increase temporarily, at most of our properties this lease "roll-over" is routine and the underlying space will be released at market rental rates to either the existing or a new tenant. Our most significant lease expiration will occur at 6901 Riverport Drive where a tenant occupying approximately 145,000 square feet will vacate. We are in the process of marketing this space but have not located a new tenant. Our total revenues may be adversely affected if the space remains vacant for an extended period of time.

     Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease decreased by approximately $1.0 million to approximately $5.9 million from approximately $6.9 million in 1999. The "same-store" properties accounted for approximately $0.1 million or 10% of this decrease. Interest expense decreased by approximately $1.2 million to approximately $4.6 million from approximately $5.8 million primarily due to a reduction in the amounts borrowed as a result of the 1999 property dispositions and the conversion of our unsecured loan to Series A convertible preferred shares in January 2000.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999

     During the three months ended June 30, 2000 and 1999 our income before minority interest and extraordinary item totaled approximately $1.3 million and approximately $1.4 million, respectively. The approximate $0.1 million decrease resulted from a reduction in total revenue of approximately $1.1 million offset by a decrease in total expenses of approximately $1.0 million. In particular, our total revenue decreased by approximately $1.1 million or 10.5% to approximately $9.4 million from approximately $10.5 million, due to a decrease in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended June 30, 2000 with the results of the same properties owned during the entire three months ended June 30,
1999), total revenue increased by approximately $0.2 million or 2.2% due to an increase in rental rates.

     Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease decreased by approximately $0.5 million to approximately $2.9 million from approximately $3.4 million in 1999. The "same-store" properties accounted for approximately $0.1 million or 20% of this decrease. Interest expense decreased by approximately $0.7 million to approximately $2.2 million from approximately $2.9 million primarily due to a reduction in the amounts borrowed as a result of the 1999 property dispositions and the conversion of our unsecured loan to Series A convertible preferred shares in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our short-term liquidity needs, including recurring capital expenditures, from our working capital (including the restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from our property operations.

We anticipate using these monies to fund periodic tenant-related capital expenditures and other capital improvements. Assuming that our Board of Trustees continues to authorize the payment of distributions consistent with historical per share amounts, we believe that our Funds Available for Distribution (as defined below) will be sufficient for the twelve months after the date of this report to pay quarterly distributions.

     We expect to fund our long-term liquidity needs, including funds necessary for non-recurring capital improvements from long-term and short-term secured debt. If we require additional liquidity to fund a portion of the cost of improving properties in the future, we expect to borrow under our credit facility which is secured by our Johns Creek Office and Industrial Park and Technology Park or to mortgage our Avalon Ridge Business Park which is our only unencumbered property.

     At June 30, 2000, our assets totaled approximately $198.0 million, a decrease of approximately $8.6 million from total assets at December 31, 1999 of approximately $206.6 million. Our liabilities totaled approximately $125.3 million at June 30, 2000, a decrease of approximately $13.8 million from a total of approximately $139.1 million at December 31, 1999. Our shareholders equity increased by approximately $5.1 million to approximately $70.4 million at June 30, 2000 from approximately $65.3 million at December 31, 1999.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $4.5 million at June 30, 2000 and approximately $13.1 million at December 31, 1999. The decrease in total cash and cash equivalents resulted from using approximately $2.0 million in investing activities and approximately $11.4 million in financing activities, while receiving approximately $4.8 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $0.9 million for the six months ended June 30, 2000 to approximately $4.8 million from approximately $5.7 million in 1999. This decrease is primarily due to period-to-period changes in certain assets and liabilities including restricted cash, other assets, accounts payable and other assets and liabilities affecting operating activities. Net income adjusted for depreciation and amortization and minority interest remained the same at approximately $6.1 million for the six months ended June 30, 2000 and 1999. See Results of Operations above for further discussion of the operations of our real estate assets.

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

     For the six months ended June 30, 2000 and 1999, our properties generated FFO of approximately $5.3 million and $5.6 million, respectively.

FFO decreased on a year to year basis due primarily to a decrease in the number of properties owned from period-to-period.

     FFO for the six months ended June 30, 2000 and 1999 is calculated as follows:
                                                    2000             1999
                                                   -------          -------
                                                   (Dollars in thousands)
Net Income Available to Common Shares. . . .      $  2,061          $ 2,465
Plus:
 Depreciation and Amortization Expense . . .         3,332            3,234
Less:
  Minority Interest Share of
   Depreciation and Amortization
   Expense . . . . . . . . . . . . . . . . .          (172)            (148)
  Extraordinary Item . . . . . . . . . . . .            42              --
                                                  --------          -------
Funds From Operations. . . . . . . . . . . .      $  5,263          $ 5,551
                                                  ========          =======

Cash Flows Provided By (Used For):
  Operating Activities . . . . . . . . . . .      $  4,808          $ 5,662
  Investing Activities . . . . . . . . . . .      $ (2,001)         $(2,917)
  Financing Activities . . . . . . . . . . .      $(11,370)         $(3,822)

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

     The ability to make future distributions to our shareholders is dependent upon, among other things:

      .     the course determined by our Board of Trustees as a result of their review of strategic alternatives;

      .     sustaining the operating performance of our existing real
estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located; and

      .     our level of operating expenses.

     FAD for the six months ended June 30, 2000 and 1999 is calculated as follows:
                                                    2000             1999
                                                   -------          -------
                                                   (Dollars in thousands)

Funds From Operations. . . . . . . . . . . .       $ 5,263          $ 5,551
Straight-line Rents. . . . . . . . . . . . .           (49)             (81)
Lease Commissions. . . . . . . . . . . . . .          (716)            (567)
Capital Reserve. . . . . . . . . . . . . . .          (163)            (256)
                                                   -------          -------
Funds Available for Distribution . . . . . .       $ 4,335          $ 4,647
                                                   =======          =======

     Cash Flows From Investing Activities: During the six months ended June 30, 2000, we used approximately $2.0 million in investing activities compared to approximately $2.9 million in the same period in 1999. Cash flow was primarily used to make capital improvements at our various properties in the amount of approximately $2.6 million during both periods.

     Cash Flows From Financing Activities: During the six months ended June 30, 2000 financing activities used approximately $11.4 million compared to approximately $3.8 million in the same period in 1999. During the six months ended June 30, 2000, we used cash primarily to make net payments on mortgage loans, and on an unsecured loan payable of approximately $7.8 million and to pay distributions to shareholders of approximately $3.7 million. The cash flows used by financing activities for the six months ended June 30, 1999 resulted primarily from distributions paid to shareholders of approximately $3.2 million and principal payments on mortgage loans and bonds payable of approximately $0.8 million.

     FINANCINGS:

     On May 1, 2000, we entered into a loan agreement with LaSalle Bank National Association which provided for a loan in the amount of $12.1 million, which we can draw in four installments. The amount of $8.5 million was drawn on May 1, 2000. The loan which is collateralized by the Trust's Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures in one year. We utilized the proceeds from the first draw primarily to repay the amounts outstanding on a line of credit which was due on May 1, 2000 and which was previously collateralized by Johns Creek Office and Industrial Park and Technology Park, and secondarily for transaction costs.


OTHER INFORMATION

     As of June 30, 2000, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                            BANYAN STRATEGIC REALTY TRUST
                                                  Portfolio Summary
                                                    June 30, 2000
                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001     2002    2002
                                     --------        -------        --------     ----     ----     ----    -----
FLEX/INDUSTRIAL
---------------
Milwaukee Industrial Properties
Milwaukee, WI. . . . . . . . .        4/30/93        235,800             92%       9%      16%      32%      35%

Elmhurst Metro Court
Elmhurst, IL . . . . . . . . .       11/30/93        140,800             66%       3%      37%      12%      14%

Willowbrook Industrial Court
Willowbrook, IL. . . . . . . .        6/16/95         84,300             97%      17%      22%      31%      27%

Lexington Business Center
Lexington, KY. . . . . . . . .       12/05/95        308,800             69%       0%       9%       5%      55%

Newtown Business Center
Lexington, KY. . . . . . . . .       12/05/95         87,100             99%       4%      37%      16%      42%

6901 Riverport Drive
Louisville, KY . . . . . . . .       11/19/96        322,100            100%      45%       0%       0%      55%

Avalon Ridge Business Park
Norcross, GA . . . . . . . . .        4/24/98         57,400            100%       0%       0%       0%     100%

Tower Lane Business Park
Bensenville, IL. . . . . . . .        4/27/98         95,900             84%      15%      21%      30%      18%

Metric Plaza
Winter Park, FL. . . . . . . .        4/30/98         32,000            100%       0%       0%      69%      31%

Park Center
Orlando, FL. . . . . . . . . .        4/30/98         47,400             90%       9%      25%      31%      25%





                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001     2002    2002
                                     --------        -------        --------     ----     ----     ----    -----
University Corporate Center
Winter Park, FL. . . . . . . .        4/30/98        127,800             77%       7%      33%      23%      14%

Johns Creek Office and
Industrial Park
Duluth and Suwanee, GA . . . .        8/14/98        119,300            100%       0%       0%      50%      50%
                                                  ----------           -----    -----    -----    -----    -----
  Sub-total. . . . . . . . . .                     1,658,700             87%      13%      15%      18%      41%
                                                  ----------           -----    -----    -----    -----    -----

OFFICE
------
Colonial Penn Building
Tampa, FL. . . . . . . . . . .        3/22/94         79,200             72%       0%       0%       0%      72%

Commerce Center
Sarasota, FL . . . . . . . . .        3/22/94         81,100            100%       0%      11%       5%      84%

Woodcrest Office Park
Tallahassee, FL. . . . . . . .       12/19/95        264,900             93%      12%      17%      20%      44%

Midwest Office Center
Oakbrook Terrace, IL . . . . .        4/18/96         77,000             97%      18%      19%      32%      28%

Phoenix Business Park
Atlanta, GA. . . . . . . . . .        1/15/97        110,600            100%       0%       4%      18%      78%

Butterfield Office Plaza
Oak Brook, IL. . . . . . . . .        4/30/97        200,800             91%      10%      21%      39%      21%

Southlake Corporate Center
Morrow, GA . . . . . . . . . .        7/30/97         56,200             89%       3%      32%      38%      16%

University Square Business Center
Huntsville, AL . . . . . . . .        8/26/97        184,700             91%      17%      25%      24%      25%

Technology Center
Huntsville, AL . . . . . . . .        8/26/97         48,500             65%       0%       0%       0%      65%

Airways Plaza Office Center
Memphis, TN. . . . . . . . . .       12/10/97         87,800             17%       0%       4%       3%      10%





                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001    2001
                                     --------        -------        --------     ----     ----     ----    -----
Peachtree Pointe Office Park
Norcross, GA . . . . . . . . .        1/20/98         71,700             84%      24%      13%       9%      38%

Avalon Center Office Park
Norcross, GA . . . . . . . . .        3/20/98         53,300             87%       0%       0%       0%      87%

Sand Lake Tech Center
Orlando, FL. . . . . . . . . .        4/30/98         84,100            100%       0%       0%       3%      97%

Technology Park
Norcross, GA . . . . . . . . .        8/14/98        145,700            100%      13%      28%       4%      55%
                                                  ----------           -----    -----    -----    -----    -----
    Sub-total. . . . . . . . .                     1,545,600             88%       9%      15%      17%      47%
                                                  ----------           -----    -----    -----    -----    -----

RETAIL
------
Northlake Tower Shopping Center
Atlanta, GA. . . . . . . . . .        7/28/95        321,600             97%       1%       2%       7%      87%
                                                  ----------           -----    -----    -----    -----    -----
Total. . . . . . . . . . . . .                     3,525,900             88%      10%      14%      17%      47%
                                                  ----------           -----    -----    -----    -----    -----




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



     SUBSEQUENT EVENT

     During the first quarter of 2000, our board of trustees formed a financial advisory committee comprised entirely of our independent trustees to evaluate strategic alternatives and engaged CFC Advisory Services, an affiliate of Cohen Financial, to serve as its advisor. In the process of exploring and evaluating strategic alternatives designed to maximize shareholder value, the committee and its advisor held preliminary discussions with our president Leonard Levine in response to inquiries made by Mr. Levine regarding a potential acquisition of our assets by an entity controlled by Mr. Levine. These discussions were subsequently terminated when the financial advisory committee concluded that, in its view, Mr. Levine engaged in conduct which constitutes a breach of his duty of loyalty and a breach of his employment contract. On July 28, 2000, the committee announced that as part of its continuing review, it authorized Cohen Financial, to initiate a marketing effort designed to solicit bids for our properties in whole, bulk sales or individually. There is no assurance that any transaction will materialize.

     On August 14, 2000, we exercised our rights under the employment agreement with Mr. Levine, by suspending him and placing him on leave from his position as president. We also initiated an arbitration proceeding in which we contend that certain actions taken by Mr. Levine constitute "just cause" for terminating his employment agreement. We are also evaluating whether to file a lawsuit against Mr. Levine. Pending a final ruling by an arbitrator or a court, we will comply with the employment agreement including the compensation provisions.

     To replace Mr. Levine, our board of trustees has appointed one of our trustees, Larry Schafran, to the position of interim chief executive officer. Mr. Schafran is an experienced real estate investor and executive. Mr. Schafran has had extensive experience with the sale and liquidation of large scale real estate portfolios. Mr. Schafran was largely responsible for the sale of Penn Central's real estate assets in metropolitan New York while associated with The Palmieri Company, Inc. from 1974-1984. Mr. Schafran also serves on the board of directors of three other public companies. The board has formed a committee to discuss and negotiate a compensation package for Mr. Schafran.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transactions nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of June 30, 2000, we had approximately $118.7 million of outstanding long-term debt, of which $20.8 million bears interest at variable rates that are adjusted on a monthly basis. As of June 30, 2000, the weighted-average interest rate on this variable rate debt was 8.14%.
If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $208,000 on an annual basis.



PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (see Exhibit Index included elsewhere herein).

      (b)   None

                                 SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ L.G. Schafran                    Date:  August 14, 2000
      L.G. Schafran,
      Interim President




By:   /s/ Joel L. Teglia                   Date:  August 14, 2000
      Joel L. Teglia, Vice President
      and Chief Financial Officer

EXHIBIT
 INDEX
-------

 3.1 Third Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993, August 12, 1998 and December 13, 1999, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (1)

 3.2 First Amendment of Third Amended and Restated Declaration of Trust effective December 13, 1999. (2)

 3.3      By-Laws dated March 13, 1996. (3)

 3.4      BSRT UPREIT Limited Partnership Limited Partnership Agreement (4)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (5)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (7)

 4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (8)

 4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (7)

 4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (9)

 4.7 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (7)

 4.8 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (9)

10.1      Employment Agreement of Leonard G. Levine as of December 14,
1999. (1)

10.2      Employment Agreement of Leonard G. Levine as of October 1, 1997.
(10)

10.3      Employment Agreement of Joel L. Teglia dated December 31, 1998.
(4)

EXHIBIT
 INDEX
-------

10.4      Employment Agreement of Neil Hansen dated December 31, 1998. (4)

10.5      Employment Agreement of Jay Schmidt dated December 31, 1998. (4)

10.6      1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (11)

10.7 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (5)

10.8 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (5)

10.9 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (4)

10.10 Consulting Agreement dated as of February 18, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (*)

10.11 Modification to Consulting Agreement dated as of May 31, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (*)

21        Subsidiaries of Banyan Strategic Realty Trust (1)

27        Financial Data Schedule (*)

99.17     Press Release dated July 14, 2000 (*)

99.18     Press Release dated July 28, 2000 (*)

99.19     Press Release dated August 14, 2000 (*)

--------------------

          (*)     Filed herewith.

          (1) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1999.

          (2) Incorporated by reference from the Trust's Form 10-Q dated March 31, 2000.

          (3) Incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169).

          (4) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1998.

          (5) Incorporated by reference from the Trust's Form 8-K dated October 14, 1997.

          (6) Incorporated by reference from the Trust's Form 10-K/A for the year ended December 31, 1997.

          (7) Incorporated by reference from the Trust's Form 8-K dated May 22, 1998.

          (8) Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

          (9) Incorporated by reference from the Trust's Form 8-K/A-1 dated August 14, 1998.

          (10) Incorporated by reference from the Trust's Form 10-K dated December 31, 1997.

          (11) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.