Form 10-Q
period 2000-09-30
BANYAN STRATEGIC REALTY TRUST
filed 2000-11-14
CIK 790817

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000.

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



                  Shares of beneficial interest outstanding
                    as of November 10, 2000:  14,245,649

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                        BANYAN STRATEGIC REALTY TRUST

                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars in thousands)




                                         SEPTEMBER 30,       DECEMBER 31,
                                             2000               1999
                                         -------------       -----------
ASSETS
------

Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . .        $   36,445        $   36,445
  Building . . . . . . . . . . . . .           148,608           148,608
  Building Improvements. . . . . . .            18,632            14,211
                                            ----------        ----------
                                               203,685           199,264
  Less: Accumulated Depreciation . .           (19,898)          (15,420)
                                            ----------        ----------
                                               183,787           183,844
                                            ----------        ----------

Cash and Cash Equivalents. . . . . .             3,209            13,097
Restricted Cash -
  Capital Improvements . . . . . . .             1,101             1,497
Restricted Cash - Other. . . . . . .             1,757             1,171
Interest and Accounts Receivable . .             1,377             1,186
Deferred Financing Costs
  (Net of Accumulated Amortization
  of $1,554 and $1,512,
  respectively). . . . . . . . . . .             1,285             1,568
Other Assets . . . . . . . . . . . .             4,523             4,284
                                            ----------        ----------

Total Assets . . . . . . . . . . . .        $  197,039        $  206,647
                                            ==========        ==========

                        BANYAN STRATEGIC REALTY TRUST

                                         SEPTEMBER 30,       DECEMBER 31,
                                             2000               1999
                                         -------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
Mortgage Loans Payable . . . . . . .        $  113,841        $  120,781
Bonds Payable. . . . . . . . . . . .             4,500             4,500
Unsecured Loan Payable . . . . . . .             --                7,400
Accounts Payable and
  Accrued Expenses . . . . . . . . .             3,514             2,767
Accrued Real Estate Taxes Payable. .             1,726               908
Accrued Interest Payable . . . . . .               656               615
Unearned Revenue . . . . . . . . . .               923               922
Security Deposits. . . . . . . . . .             1,370             1,203
                                            ----------        ----------

Total Liabilities. . . . . . . . . .           126,530           139,096
                                            ----------        ----------

Minority Interest in
  Consolidated Partnerships. . . . .             2,371             2,256

Shareholders' Equity
Series A Convertible Preferred
  Shares, No Par Value,
  200,000 Shares Authorized,
  61,572 Shares Issued and
  Outstanding. . . . . . . . . . . .             6,157             --
Shares of Beneficial Interest,
  No Par Value, Unlimited
  Authorization; 15,760,810
  and 15,073,917 Shares Issued,
  respectively . . . . . . . . . . .           124,332           120,707
Accumulated Deficit. . . . . . . . .           (51,826)          (48,046)
Employees' Notes . . . . . . . . . .            (3,159)            --
Treasury Shares at Cost,
  1,522,649 Shares . . . . . . . . .            (7,366)           (7,366)
                                            ----------        ----------

Total Shareholders' Equity . . . . .            68,138            65,295
                                            ----------        ----------

Total Liabilities and
  Shareholders' Equity . . . . . . .        $  197,039        $  206,647
                                            ==========        ==========













                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Operations
            For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                (Dollars in thousands, except per share data)



                                                       2000       1999
                                                     --------   --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . .   $ 24,438   $ 27,611
  Operating Cost Reimbursement . . . . . . . . . .      2,849      2,831
  Miscellaneous Tenant Income. . . . . . . . . . .        263        865
  Income on Investments and Other Income . . . . .        545        113
                                                     --------   --------
Total Revenue. . . . . . . . . . . . . . . . . . .     28,095     31,420
                                                     --------   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . .      3,400      4,043
  Repairs and Maintenance. . . . . . . . . . . . .      2,762      3,327
  Real Estate Taxes. . . . . . . . . . . . . . . .      2,087      2,237
  Interest . . . . . . . . . . . . . . . . . . . .      6,889      8,719
  Ground Lease . . . . . . . . . . . . . . . . . .        694        704
  Depreciation and Amortization. . . . . . . . . .      5,092      4,916
  General and Administrative . . . . . . . . . . .      3,193      3,229
  Amortization of Deferred Financing Costs . . . .        226        196
  Severance and Termination Costs. . . . . . . . .      1,557      --
                                                     --------   --------
Total Expenses . . . . . . . . . . . . . . . . . .     25,900     27,371

Income Before Minority Interest and
  Extraordinary Item . . . . . . . . . . . . . . .      2,195      4,049

Minority Interest in Consolidated
  Partnerships . . . . . . . . . . . . . . . . . .       (403)      (381)
                                                     --------   --------

Income Before Extraordinary Item . . . . . . . . .      1,792      3,668
Extraordinary Item . . . . . . . . . . . . . . . .        (42)      --
                                                     --------    -------
Net Income . . . . . . . . . . . . . . . . . . . .      1,750      3,668
Less Income Attributable to Preferred Shares . . .       (431)     --
                                                     --------   --------

Net Income Available to Common Shares. . . . . . .   $  1,319   $  3,668
                                                     ========   ========

Basic and Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income Before Extraordinary Item . . . . . . . .   $   0.09   $   0.27
                                                     ========   ========

  Net Income . . . . . . . . . . . . . . . . . . .   $   0.09   $   0.27
                                                     ========   ========









                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Operations
           For the Three Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                (Dollars in thousands, except per share data)



                                                       2000       1999
                                                     --------   --------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . .   $  8,159   $  9,277
  Operating Cost Reimbursement . . . . . . . . . .        900        910
  Miscellaneous Tenant Income. . . . . . . . . . .         99        295
  Income on Investments and Other Income . . . . .        127         27
                                                     --------   --------
Total Revenue. . . . . . . . . . . . . . . . . . .      9,285     10,509
                                                     --------   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . .      1,211      1,400
  Repairs and Maintenance. . . . . . . . . . . . .        928      1,055
  Real Estate Taxes. . . . . . . . . . . . . . . .        664        764
  Interest . . . . . . . . . . . . . . . . . . . .      2,274      2,940
  Ground Lease . . . . . . . . . . . . . . . . . .        232        239
  Depreciation and Amortization. . . . . . . . . .      1,760      1,682
  General and Administrative . . . . . . . . . . .      1,049      1,035
  Amortization of Deferred Financing Costs . . . .         67         65
  Severance and Termination Costs. . . . . . . . .      1,557      --
                                                     --------   --------
Total Expenses . . . . . . . . . . . . . . . . . .      9,742      9,180

Income (Loss) Before Minority Interest . . . . . .       (457)     1,329

Minority Interest in Consolidated
  Partnerships . . . . . . . . . . . . . . . . . .       (130)      (126)
                                                     --------   --------

Net Income (Loss). . . . . . . . . . . . . . . . .       (587)     1,203
Less Income Attributable to Preferred Shares . . .       (155)     --
                                                     --------   --------

Net Income (Loss) Available to Common Shares . . .   $   (742)  $  1,203
                                                     ========   ========

Basic and Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Net Income (Loss). . . . . . . . . . . . . . . .   $  (0.05)  $   0.09
                                                     ========   ========
















                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                            BANYAN STRATEGIC REALTY TRUST

                                   Consolidated Statement of Shareholders' Equity
                                    For the Nine Months Ended September 30, 2000
                                                     (Unaudited)
                                               (Dollars in thousands)




                       Series A Convertible          Shares of
                         Preferred Shares       Beneficial Interest    Accumu-
                       ---------------------   ---------------------    lated     Employees'  Treasury
                        Shares       Amount      Shares      Amount    Deficit      Notes      Shares     Total
                      ----------    --------   ----------  ---------  ---------   ----------  --------   --------

Shareholders'
 Equity,
 January 1,
 2000. . . . . . . .       --       $  --      15,073,917   $120,707   $(48,046)   $  --      $(7,366)    $65,295

Issuance of
 Shares,
 net of issuance
 costs . . . . . . .      61,572       6,157      686,893      3,625      --          --         --         9,782

Employees' Notes,
 net of repay-
 ments . . . . . . .       --          --           --         --         --         (3,159)     --        (3,159)

Net Income . . . . .       --          --           --         --         1,750       --         --         1,750

Common Distri-
 butions Paid. . . .       --          --           --         --        (5,099)      --         --        (5,099)

Preferred Distri-
 bution Paid . . . .       --          --           --         --          (431)      --         --          (431)
                          ------    --------   ----------   --------   --------    --------   --------   --------

Shareholders'
 Equity,
 September 30,
 2000. . . . . . . .      61,572    $  6,157   15,760,810   $124,332   $(51,826)   $(3,159)   $ (7,366)  $ 68,138
                          ======    ========   ==========   ========   ========    ========   ========   ========

                The accompanying notes are an integral part of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)
                           (Dollars in thousands)

                                                       2000       1999
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . .   $  1,750   $  3,668
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
  Extraordinary Item . . . . . . . . . . . . . . .         42      --
  Depreciation and Amortization. . . . . . . . . .      5,318      5,112
  Minority Interest in Consolidated
   Partnerships. . . . . . . . . . . . . . . . . .        403        381
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . .       (586)      (837)
    Interest and Accounts Receivable . . . . . . .       (191)       389
    Other Assets . . . . . . . . . . . . . . . . .       (853)    (1,209)
    Accounts Payable and Accrued Expenses. . . . .        747       (150)
    Accrued Interest Payable . . . . . . . . . . .         41        106
    Accrued Real Estate Taxes Payable. . . . . . .        818      1,033
    Unearned Revenue . . . . . . . . . . . . . . .          1        289
    Security Deposits. . . . . . . . . . . . . . .        167         19
                                                     --------   --------
Net Cash Provided By Operating Activities. . . . .      7,657      8,801
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate . . . .     (4,421)    (3,580)
    Restricted Cash - Capital Improvements . . . .        396       (541)
                                                     --------   --------
Net Cash Used In Investing Activities  . . . . . .     (4,025)    (4,121)
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable. . . . . . . . . . .      8,500      --
  Distributions to Minority Partners . . . . . . .       (288)      (350)
  Deferred Financing Costs . . . . . . . . . . . .       (159)        (7)
  Payment of Preferred Shares Issuance Costs . . .        (30)     --
  Repayment of Employees' Notes. . . . . . . . . .         79      --
  Principal Payments on Mortgage Loans,
    Bonds Payable and Unsecured Loan Payable . . .    (16,683)    (1,253)
  Distributions Paid to Shareholders . . . . . . .     (5,099)    (4,839)
  Payment of Preferred Distributions . . . . . . .       (431)     --
  Prepayment Penalties on Early Extinguishment
    of Debt. . . . . . . . . . . . . . . . . . . .         (6)     --
  Shares Issued, Net of Issuance Costs . . . . . .        597        625
                                                     --------   --------
Net Cash Used In Financing Activities. . . . . . .    (13,520)    (5,824)
                                                     --------   --------
Net Decrease In Cash and Cash Equivalents. . . . .     (9,888)    (1,144)
Cash and Cash Equivalents at
  Beginning of Period. . . . . . . . . . . . . . .     13,097      3,731
                                                     --------   --------
Cash and Cash Equivalents at End of Period . . . .   $  3,209   $  2,587
                                                     ========   ========

Supplemental Information:
  Interest Paid During the Period. . . . . . . . .   $  6,848   $  8,613
                                                     ========   ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion. . . . . . . . .   $  6,157   $  --
                                                     ========   ========
  Employees' Notes . . . . . . . . . . . . . . . .   $  3,238   $  --
                                                     ========   ========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        BANYAN STRATEGIC REALTY TRUST

                 Notes to Consolidated Financial Statements
                             September 30, 2000
                                 (Unaudited)
                (Dollars in thousands, except per share data)


1.   FINANCIAL STATEMENT PRESENTATION

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 1999 which are included in the Trust's 1999 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2000. All adjustments made to the financial statements, as presented, are of a normal recurring nature to the Trust.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1999 consolidated financial statements in order to provide comparability with the 2000 consolidated financial statements. These reclassifications have not changed the 1999 results.


2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2000 and 1999:

                                                    Nine Months Ended
                                                ------------------------
                                                  9/30/00       9/30/99
                                                ----------    ----------
Numerator:
  Income Available to Common
    Shares Before Extraordinary
    Item . . . . . . . . . . . . . . . . . .    $    1,361     $   3,668
  Extraordinary Item . . . . . . . . . . . .           (42)        --
                                                ----------    ----------
      Net Income Available to
        Common Shares  . . . . . . . . . . .    $    1,319     $   3,668
                                                ==========    ==========
Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .    14,157,824    13,448,713

  Effect of dilutive securities -
    Employee stock options . . . . . . . . .         7,370         6,769
                                                ----------    ----------

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .    14,165,194    13,455,482
                                                ==========    ==========
Basic and Diluted Earnings Available
 to Common Shares Per weighted-
 average Common Share:
  Income Before Extraordinary Item . . . . .    $     0.09    $     0.27
  Extraordinary Item . . . . . . . . . . . .         --            --
                                                ----------    ----------
      Net Income . . . . . . . . . . . . . .    $     0.09    $     0.27
                                                ==========    ==========

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2000 and 1999:

                                                    Three Months Ended
                                                ------------------------
                                                  9/30/00       9/30/99
                                                ----------    ----------
Numerator:
      Net Income (Loss) Available to
        Common Shares  . . . . . . . . . . .    $     (742)   $    1,203
                                                ==========    ==========
Denominator:
  Denominator for basic earnings per
    weighted-average shares. . . . . . . . .    14,217,926    13,488,570

  Effect of dilutive securities -
    Employee stock options . . . . . . . . .         6,026         8,370
                                                ----------    ----------

    Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and assumed conversions . . . .    14,223,952    13,496,940
                                                ==========    ==========
Basic and Diluted Earnings Available
 to Common Shares Per weighted-
 average Common Share:
      Net Income (Loss). . . . . . . . . . .    $    (0.05)   $     0.09
                                                ==========    ==========

3.   LONG-TERM DEBT

     FINANCING

     On May 1, 2000, the Trust entered into a loan agreement which provided for a loan in the amount of $12,100, which can be drawn in four installments. The amount of $8,500 was drawn on May 1, 2000. The loan, which is collateralized by the Trust's Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures in one year. The proceeds from the first draw were utilized primarily to repay the amounts outstanding on a line of credit which came due on May 1, 2000 and which was previously collateralized by Johns Creek Office and Industrial Park and Technology Park, and secondarily for transaction costs.

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

CONVERSION OF UNSECURED LOAN

     During 1998, the Trust borrowed $7,400 pursuant to its $20,000 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). The amounts outstanding on the Unsecured Loan were convertible into Series A convertible preferred shares at a conversion price of $100 per share or into common shares at a conversion price of $5.15 per share. On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares.

4.   BUSINESS SEGMENTS

     The Trust owns and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of September 30, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 170 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 260 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of September 30, 1999, the flex/industrial segment was comprised of thirteen complexes, the office segment was comprised of fourteen office sites and the retail segment was comprised of one retail center. Prior to the sale of the Oklahoma Apartment Portfolio in December 1999, a fourth segment - the residential segment - was comprised of four apartment complexes with 864 units. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                               --------------------     -------------------
                                 2000        1999       2000         1999
                               --------    --------   --------     --------
Revenue
  Flex/Industrial. . . . . .   $  2,769    $  2,988   $  8,461     $  8,576
  Office . . . . . . . . . .      5,224       5,241     15,683       15,937
  Residential. . . . . . . .      --          1,116      --           3,274
  Retail . . . . . . . . . .      1,191       1,157      3,462        3,580
  Corporate/Other. . . . . .        101           7        489           53
                               --------    --------   --------     --------
                               $  9,285    $ 10,509   $ 28,095     $ 31,420
                               ========    ========   ========     ========

Income (Loss) Before
 Extraordinary Item
  Flex/Industrial. . . . . .   $    759    $    714   $  2,318     $  1,882
  Office . . . . . . . . . .      1,040       1,217      3,384        3,913
  Residential. . . . . . . .      --            213      --             634
  Retail . . . . . . . . . .        149         116        419          503
  Corporate/Other. . . . . .     (2,535)     (1,057)    (4,329)      (3,264)
                               --------    --------   --------     --------
                               $   (587)   $  1,203   $  1,792     $  3,668
                               ========    ========   ========     ========

                                 As of      As of
                                Septem-     Decem-
                                ber 30,     ber 31,
                                 2000        1999
                               --------    --------
Total Assets
  Flex/Industrial. . . . . .   $ 68,803    $ 69,279
  Office . . . . . . . . . .    107,844     105,756
  Retail . . . . . . . . . .     17,536      18,125
  Corporate/Other. . . . . .      2,856      13,487
                               --------    --------
                               $197,039    $206,647
                               ========    ========

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                               --------------------     -------------------
                                 2000        1999       2000         1999
                               --------    --------   --------     --------
Depreciation and
 Amortization
  Flex/Industrial. . . . . .   $    585    $    576   $  1,753     $  1,669
  Office . . . . . . . . . .      1,031         826      2,910        2,415
  Residential. . . . . . . .      --            146      --             430
  Retail . . . . . . . . . .        144         134        429          402
                               --------    --------   --------     --------
                               $  1,760    $  1,682   $  5,092     $  4,916
                               ========    ========   ========     ========

Interest Expense
  Flex/Industrial. . . . . .   $    738    $    931   $  2,212     $  2,705
  Office . . . . . . . . . .      1,209       1,382      3,692        4,128
  Residential. . . . . . . .      --            296      --             890
  Retail . . . . . . . . . .        327         331        985          996
                               --------    --------   --------     --------
                               $  2,274    $  2,940   $  6,889     $  8,719
                               ========    ========   ========     ========

Additions to Investment
 in Real Estate
  Flex/Industrial. . . . . .   $    500    $    473   $  1,154     $  1,399
  Office . . . . . . . . . .      1,342         462      3,210        1,922
  Residential. . . . . . . .      --             53      --             220
  Retail . . . . . . . . . .         26       --            57           39
                               --------    --------   --------     --------
                               $  1,868    $    988   $  4,421     $  3,580
                               ========    ========   ========     ========

5.   SEVERANCE AND TERMINATION COSTS

     In September 2000, in view of the Trust's strategic direction, the Trust adopted an employee severance and retention program. The Trust has since terminated certain employees and will continue to review its staffing needs in the future. The accompanying consolidated financial statements include a charge of approximately $1,600 related to the severance and retention program. The severance and termination costs described above include a charge of approximately $300 related to base compensation payable to Mr. Leonard Levine through December 31, 2001 under the terms of his employment agreement.

6.  EMPLOYEE NOTES

     On May 14, 1997, the Board of Trustees adopted and on July 8, 1997, the shareholders of the Trust approved, the 1997 Omnibus Stock and Incentive Plan (the "Plan") which allows the Trust to make stock-based awards as part of its employee and trustee compensation program. Under the Plan, the Trust is authorized to issue options to purchase up to one million shares of beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units. On December 31, 1999, the outstanding options issued under the Plan totaled 463,676. When the shareholders elected three new trustees on December 13, 1999, the members of the board of trustees as of October 1, 1997 no longer constituted a majority of the members of the board. By definition, this reconstitution of the board was a "Change of Control" within the meaning of the Employee Stock Option Agreements. As a result, all outstanding employee options became immediately exercisable in accordance with the terms of the option agreements. At that time, the Board of Trustees offered all of the Trust's current employees and advisors who held options, the opportunity to exercise all their vested but unexercised options with the proceeds of a loan from the Trust. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Each person was required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal and interest on the loan. The loan program was available until January 12, 2000. On that date, employees borrowed approximately $3.2 million to purchase 575,337 shares. The loans were originally scheduled to mature on the earlier of January 11, 2005 or one month after the date that an individual's employment is terminated. At that time, the employee would be required to repay the loan and all accrued interest, or forfeit the shares held as security for the loan. Under the employee severance and retention program, the Trust extended the maturity date of the loans for terminated employees to the date the last of the notes becomes due.

7.   SUBSEQUENT EVENTS

     DISTRIBUTIONS

     On October 16, 2000, the Trust declared a cash distribution for the quarter ended September 30, 2000 of $0.12 per share payable November 28, 2000 to shareholders of record on October 27, 2000.

     LITIGATION

     On August 14, 2000, the Trust exercised its rights under the employment agreement with Mr. Leonard Levine by suspending him and placing him on leave from his position as president. The Trust also initiated an arbitration proceeding in which it contends that certain actions taken by Mr. Levine constitute "just cause" for terminating his employment agreement. On or about October 5, 2000, Mr. Levine filed a lawsuit in the Circuit Court of Cook County, Illinois. Mr. Levine's lawsuit seeks a declaratory judgement which would halt the arbitration proceedings because he alleges it is an improper forum. On October 18, 2000 the Trust filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. The Trust's complaint alleges violations of Mr. Levine's fiduciary duty of loyalty owed to the Trust. Pending the final ruling by an arbitrator or a court, the Trust intends to comply with the employment agreement, including its compensation provisions. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be $1,800.

     OTHER

     During the first quarter of 2000, the Trust's Board of Trustees formed a Financial Advisory Committee, comprised entirely of its independent trustees, to evaluate strategic alternatives. The committee retained CFC Advisory Services Limited Partnership, an affiliate of Chicago-based Cohen Financial ("Cohen") to value the Trust's real estate assets and assist the Committee in identifying and executing strategies that the Trust believes will maximize value while enhancing shareholder liquidity. On July 28, 2000, the Financial Advisory Committee announced that as part of its review of the strategic alternatives, it had authorized Cohen to initiate a marketing effort designed to solicit bids for the Trust or the Trust's properties in whole, bulk sales or individually.

     Cohen completed its strategic analysis of the portfolio and was subsequently authorized by the Committee to market the Trust or the Trust's real estate portfolio to persons or entities interested primarily in buying the Trust or the Trust's properties in whole or in part. The Trust received and evaluated a number of proposals from prospective purchasers. After further discussions with Cohen, and upon Cohen's recommendation, the Committee concluded that shareholder value and liquidity could be best maximized and enhanced by selling all of the Trust's real estate assets in a bulk transaction to a single buyer, rather than individually or in discreet groups over an extended period of time.

     In late October of 2000, the Trust's Board of Trustees authorized the negotiation of a contract for the purchase of all of the Trust's real estate assets. If the Trust is successful in negotiating and completing a sale of its real estate assets, the Trust expects to distribute the net proceeds to its shareholders and to ultimately terminate the Trust pursuant to a plan of liquidation. At that time, or sooner if appropriate, the Trust also anticipates adopting liquidation accounting. Although the Trust is in the process of negotiating a contract, there is no assurance that a contract or a transaction will be concluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

      .     general real estate investment risks;
      .     the status of negotiations to sell the real estate assets;
      .     potential inability to repay or refinance indebtedness at
maturity;
      .     increases in interest rates;
      .     adverse consequences of failure to qualify as a REIT;
      .     possible environmental liabilities; and
      .     the terms of a plan of liquidation, if adopted by the Board of
Trustees.

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the annual report on Form 10-K for the year ended December 31, 1999 for a more complete discussion.

    We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries. BSRT UPREIT Corp., a wholly-owned subsidiary, is the General Partner of the Operating Partnership. As of September 30, 2000, we were the sole limited partner of BSRT UPREIT Limited Partnership.

     During the first quarter of 2000, our Board of Trustees formed a Financial Advisory Committee, comprised entirely of our independent trustees, to evaluate strategic alternatives. The Committee retained CFC Advisory Services Limited Partnership, an affiliate of Chicago-based Cohen Financial ("Cohen") to value our real estate assets and assist the Committee in identifying and executing strategies that the Trust believes will maximize value while enhancing shareholder liquidity. Cohen completed its strategic analysis of the portfolio and on July 28, 2000, the Financial Advisory Committee announced that as part of its review of the strategic alternatives, it had authorized Cohen to initiate a marketing effort designed to solicit bids for the Trust's properties in whole, bulk sales or individually. We received and evaluated a number of proposals from prospective purchasers. After further discussions with Cohen, and upon Cohen's recommendation, the Committee concluded that shareholder value and liquidity could be best maximized and enhanced by selling all of our real estate assets in a bulk transaction to a single buyer, rather than individually or in discreet groups over an extended period of time.

     Our Board of Trustees then authorized the negotiation of a contract with a specific potential purchaser for the purchase and sale of all of our real estate assets. If we are successful in negotiating and completing a sale of our assets, which we hope to achieve by the end of the first calendar quarter of 2001, we expect to distribute the net proceeds to the shareholders and to ultimately terminate our business pursuant to a plan of liquidation. The Committee estimates that based on the price indicated in the proposal it has elected to pursue, and after paying or reserving for all known liabilities and the projected costs of winding up our business, the net proceeds available to shareholders would be approximately $6.20 per share. Although we are in the process of negotiating a contract, there is no assurance that a contract or a transaction will be concluded or that we will realize the net proceeds per share estimated above.

     The Committee noted that a sale of our real estate assets in bulk will, in its view, reflect a discount that it believes is reasonable from that which may be achieved by selling the assets individually in a series of transactions after taking into account the risks and costs inherent in marketing the properties over an extended period of time.

     The net proceeds that would be available for distribution to shareholders after paying or providing for all of our liabilities, including the cost of terminating the Trust, the tax treatment of these distributions and our future financial statement presentation, will depend on a number of factors. These factors include the gross selling price of the assets, the timing of the adoption of a plan of liquidation, the time it takes to close a sale and the costs associated with a sale and winding up of the Trust. As a part of the process, we intend to evaluate and determine the amount and frequency of shareholder distributions during the coming months.

RESULTS OF OPERATIONS

     As of September 30, 2000, we owned individually, or, in some cases through joint ventures, twenty-seven properties consisting of:

      .     fourteen office properties totaling 1.5 million rentable square feet;

      .     twelve flex/industrial properties totaling 1.7 million rentable square feet;

      .     one retail property which contains 321,600 rentable square feet.


     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     During the nine months ended September 30, 2000 and 1999 our income before minority interest and extraordinary item totaled approximately $2.2 million and approximately $4.0 million, respectively. Our total revenue decreased by approximately $3.3 million or 10.5% to approximately $28.1 million from approximately $31.4 million, due to a decrease in the number of properties that we own and a decrease in total occupancy. This decrease in total revenues was partially offset by a decrease in total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease expenses. However, the decrease in total operating expenses in 2000 was partially negated by severance and termination costs in the amount of approximately $1.6 million related to an employee severance and retention policy (see Severance and Termination Costs below). On a "same-store" basis (comparing the results of operations of the properties owned during the entire nine months ended September 30, 2000 with the results of the same properties owned during the entire nine months ended September 30, 1999), total revenue increased by approximately $0.1 million due to an increase in rental rates. As of September 30, 2000, 16% of our leasable square footage is vacant and during the final three months of 2000, leases for approximately three percent (3%) of our leasable square footage will expire. Although vacancy may increase temporarily, at most of our properties we believe that this lease "roll-over" is routine and the underlying space will be released at market rental rates to either the existing or a new tenant. Our most significant lease expiration occurred at 6901 Riverport Drive where a tenant occupying approximately 145,000 square feet vacated on July 31, 2000. We are in the process of marketing this space but have not located a new tenant. Our total revenues may be adversely affected if the space remains vacant for an extended period of time. Out of approximately 560,000 square feet that were vacant at September 30, 2000, approximately 100,000 square feet are leased to tenants that will take occupancy in the fourth quarter of 2000 or the first quarter of 2001.

     Our total expenses decreased by approximately $1.5 million to approximately $25.9 million from approximately $27.4 million in 1999. This decrease is due to a decrease in a number of properties that we own, partially offset by approximately $1.6 million in severance and termination costs that we incurred in 2000. Our total operating expenses decreased by approximately $1.4 million to approximately $8.9 million from approximately $10.3 million in 1999. On the "same-store" basis, our total operating expenses increased by approximately $0.2 million. Interest expense decreased by approximately $1.8 million to approximately $6.9 million from approximately $8.7 million primarily due to a reduction in the amounts borrowed as a result of the 1999 property dispositions and the conversion of our unsecured loan to Series A convertible preferred shares in January 2000.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     During the three months ended September 30, 2000 and 1999 our income
(loss) before minority interest decreased by approximately $1.8 million to approximately $0.5 million loss from approximately $1.3 million income. This decrease is primarily due to approximately $1.6 million of severance and termination costs that we incurred in 2000. Our total revenue decreased by approximately $1.2 million, or 11.4% to approximately $9.3 million from approximately $10.5 million due to a decrease in the number of properties that we own. On a "same-store" basis (comparing the results of operations of the properties owned during the entire three months ended September 30, 2000 with the results of the same properties owned during the entire three months ended September 30, 1999), total revenue remained unchanged.

     Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease decreased by approximately $0.5 million to approximately $3.0 million from approximately $3.5 million in 1999 due to a decrease in the number of properties that we own. Interest expense decreased by approximately $0.6 million to approximately $2.3 million from approximately $2.9 million primarily due to a reduction in the amounts borrowed as a result of the 1999 property dispositions and the conversion of our unsecured loan to Series A convertible preferred shares in January 2000.

     SEVERANCE AND TERMINATION COSTS

     In September 2000, in view of our strategic direction, we adopted an employee severance and retention program. We have since terminated certain employees and will continue to review our staffing needs in the future.
The total expenses for the nine and three months ended September 30, 2000 include a charge of approximately $1.6 million related to the severance and retention program. The severance and termination costs described above include a charge of approximately $0.3 million related to base compensation payable to Mr. Leonard G. Levine through December 31, 2001 under the terms of his employment agreement. Subsequent to September 30, 2000, we have entered into employment agreements with Messrs. Schafran, Higgins and Teglia, and into separation agreements with Messrs. Hansen and Schmidt. Pursuant to these separation agreements and Mr. Teglia's new employment agreement, we paid the total of approximately $0.8 million in the fourth quarter of 2000. These costs are included in the $1.6 million severance and termination costs discussed above.

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

     We expect to fund our long-term liquidity needs, including funds necessary for non-recurring capital improvements and severance and termination costs from long-term and short-term secured debt or the proceeds from the sale of assets. If we require additional liquidity to fund a portion of the cost of improving properties in the future, we expect to borrow under our credit facility which is secured by our Johns Creek Office and Industrial Park and Technology Park or to mortgage our Avalon Ridge Business Park which is our only unencumbered property.

     In pursuit of our strategic alternatives and in our attempt to enhance shareholder value and liquidity, we have begun negotiating the sale of our real estate assets to a single buyer in a bulk transaction, as discussed above. If these negotiations are successful and a sale of our assets becomes imminent, it will likely be appropriate for our Board to consider the adoption of a formal plan of liquidation. The adoption of a plan of liquidation affords the Trust and its shareholders certain tax benefits for a limited period of time. At that time, we also anticipate adopting liquidation accounting. We cannot predict if or when we will ultimately be successful in consummating the aforementioned transaction or an alternative transaction, should the current one terminate. Therefore, the timing of these decisions related to the adoption of a formal plan of liquidation and liquidation accounting cannot, in this instance, be certain.

     Until we begin disposing of our assets, we believe the Funds Available for Distributions will continue to support our quarterly distribution of $0.12 per share. We intend to make this quarterly distribution as long as our Funds Available for Distributions support it. If and when we begin to sell assets and have adopted a plan of liquidation, in appreciation of the fact that shareholders have come to rely upon our quarterly distributions, we will endeavor to make quarterly distributions of sale proceeds. There can be no assurance that these distributions can be made with regularity or that, if made, they will equal or exceed the $0.12 per share that we currently distribute.

     At September 30, 2000, our assets totaled approximately $197.0 million, a decrease of approximately $9.6 million from total assets at December 31, 1999 of approximately $206.6 million. Our liabilities totaled approximately $126.5 million at September 30, 2000, a decrease of approximately $12.6 million from a total of approximately $139.1 million at December 31, 1999. Our shareholders equity increased by approximately $2.8 million to approximately $68.1 million at September 30, 2000 from approximately $65.3 million at December 31, 1999.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $3.2 million at September 30, 2000 and approximately $13.1 million at December 31, 1999. The decrease in total cash and cash equivalents resulted from using approximately $4.0 million in investing activities and approximately $13.5 million in financing activities, while receiving approximately $7.6 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $1.2 million for the nine months ended September 30, 2000 to approximately $7.6 million from approximately $8.8 million in 1999. This decrease is primarily due to a reduction in the number of properties that we own. See Results of Operations above for further discussion of the operations of our real estate assets.

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

     For the nine months ended September 30, 2000 and 1999, our properties generated FFO of approximately $6.2 million and $8.4 million, respectively and Funds Available for Distribution (see below) of approximately $4.9 million and $6.8 million, respectively. FFO and Funds Available for Distribution decreased on a year to year basis due primarily to the recognition of severance and termination costs in the amount of approximately $1.6 million in the quarter ended September 30, 2000 and to a decrease in the number of properties owned from period-to-period.

     FFO for the nine months ended September 30, 2000 and 1999 is calculated as follows:
                                                    2000             1999
                                                   -------          -------
                                                   (Dollars in thousands)

Net Income Available to Common Shares. . . .      $  1,319          $ 3,668
Plus:
 Depreciation and Amortization Expense . . .         5,092            4,916
Less:
  Minority Interest Share of
   Depreciation and Amortization
   Expense . . . . . . . . . . . . . . . . .          (265)            (226)
  Extraordinary Item . . . . . . . . . . . .            42              --
                                                  --------          -------
Funds From Operations. . . . . . . . . . . .      $  6,188          $ 8,358
                                                  ========          =======

Cash Flows Provided By (Used For):
  Operating Activities . . . . . . . . . . .      $  7,657          $ 8,801
  Investing Activities . . . . . . . . . . .      $ (4,025)         $(4,121)
  Financing Activities . . . . . . . . . . .      $(13,520)         $(5,824)


     As discussed above, our decision and ability to pay any distribution in the future, in part, will be influenced by the amount of money that we have available to distribute known as Funds Available for Distribution or "FAD" for short. FAD is calculated by increasing or decreasing FFO to give effect to items such as the impact of straight-lining rents, lease commissions paid and normalized reserves for capital improvements. We reserve approximately $0.075 per square foot for flex/industrial properties, $0.10 per square foot for office properties, $0.15 per square foot for retail property and historically $200 per residential unit.

     FAD for the nine months ended September 30, 2000 and 1999 is calculated as follows:
                                                    2000             1999
                                                   -------          -------
                                                   (Dollars in thousands)

Funds From Operations. . . . . . . . . . . .       $ 6,188          $ 8,358
Straight-line Rents. . . . . . . . . . . . .           (74)            (187)
Lease Commissions. . . . . . . . . . . . . .          (927)            (944)
Capital Reserve. . . . . . . . . . . . . . .          (245)            (386)
                                                   -------          -------
Funds Available for Distribution . . . . . .       $ 4,942          $ 6,841
                                                   =======          =======

     Cash Flows From Investing Activities: During the nine months ended September 30, 2000, we used approximately $4.0 million in investing activities compared to approximately $4.1 in the same period in 1999. Cash flow was primarily used to make capital improvements at our various properties in the amount of approximately $4.4 million during the nine months ended September 30, 2000 and approximately $3.6 million during the nine months ended September 30, 1999.

     Cash Flows From Financing Activities: During the nine months ended September 30, 2000 financing activities used approximately $13.5 million compared to approximately $5.8 million in the same period in 1999. During the nine months ended September 30, 2000, we used cash primarily to make net payments on mortgage loans, and on an unsecured loan payable of approximately $8.2 million and to pay distributions to shareholders of approximately $5.5 million. The cash flows used by financing activities for the nine months ended September 30, 1999 resulted primarily from distributions paid to shareholders of approximately $4.8 million and principal payments on mortgage loans and bonds payable of approximately $1.3 million.

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

     On October 8, 1999, we entered into a loan agreement in the amount of $7.8 million. The loan, which is collateralized by our Lexington Business Center property, bears interest at a variable rate equal to LIBOR plus 2% and is payable monthly. The loan principal is pre-payable without penalty and had an initial maturity date of May 31, 2000. We had two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19,500 for each extension. We exercised our first option to extend the term of the loan until May 31, 2001.


OTHER INFORMATION

     As of September 30, 2000, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                            BANYAN STRATEGIC REALTY TRUST
                                                  Portfolio Summary
                                                 September 30, 2000
                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001     2002    2002
                                     --------        -------        --------     ----     ----     ----    -----
FLEX/INDUSTRIAL
---------------
Milwaukee Industrial Properties
Milwaukee, WI. . . . . . . . .        4/30/93        235,800             90%       5%      16%      36%      33%

Elmhurst Metro Court
Elmhurst, IL . . . . . . . . .       11/30/93        140,800             76%       0%      39%      12%      25%

Willowbrook Industrial Court
Willowbrook, IL. . . . . . . .        6/16/95         84,300             99%      10%      26%      31%      32%

Lexington Business Center
Lexington, KY. . . . . . . . .       12/05/95        308,800             69%       0%       9%       5%      55%

Newtown Business Center
Lexington, KY. . . . . . . . .       12/05/95         87,100             99%       2%      39%      16%      42%

6901 Riverport Drive
Louisville, KY . . . . . . . .       11/19/96        322,100             55%       0%       0%       0%      55%

Avalon Ridge Business Park
Norcross, GA . . . . . . . . .        4/24/98         57,400            100%       0%       0%       0%     100%

Tower Lane Business Park
Bensenville, IL. . . . . . . .        4/27/98         95,900             84%       5%      21%      30%      28%

Metric Plaza
Winter Park, FL. . . . . . . .        4/30/98         32,000            100%       0%       0%      69%      31%

Park Center
Orlando, FL. . . . . . . . . .        4/30/98         47,400             90%       9%      25%      31%      25%





                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001     2002    2002
                                     --------        -------        --------     ----     ----     ----    -----
University Corporate Center
Winter Park, FL. . . . . . . .        4/30/98        127,800             76%       7%      33%      22%      14%

Johns Creek Office and
Industrial Park
Duluth and Suwanee, GA . . . .        8/14/98        119,300            100%       0%       0%      50%      50%
                                                  ----------           -----    -----    -----    -----    -----
  Sub-total. . . . . . . . . .                     1,658,700             79%       2%      15%      19%      43%
                                                  ----------           -----    -----    -----    -----    -----

OFFICE
------
Colonial Penn Building
Tampa, FL. . . . . . . . . . .        3/22/94         79,200             72%       0%       0%       0%      72%

Commerce Center
Sarasota, FL . . . . . . . . .        3/22/94         81,100            100%       0%      11%       5%      84%

Woodcrest Office Park
Tallahassee, FL. . . . . . . .       12/19/95        264,900             91%       6%      20%      20%      45%

Midwest Office Center
Oakbrook Terrace, IL . . . . .        4/18/96         77,000             97%      14%      23%      32%      28%

Phoenix Business Park
Atlanta, GA. . . . . . . . . .        1/15/97        110,600            100%       0%       4%      18%      78%

Butterfield Office Plaza
Oak Brook, IL. . . . . . . . .        4/30/97        200,800             89%       2%      21%      39%      27%

Southlake Corporate Center
Morrow, GA . . . . . . . . . .        7/30/97         56,200             97%       0%      32%      38%      27%

University Square Business Center
Huntsville, AL . . . . . . . .        8/26/97        184,700             89%       7%      26%      24%      32%

Technology Center
Huntsville, AL . . . . . . . .        8/26/97         48,500            100%       0%       0%       0%     100%

Airways Plaza Office Center
Memphis, TN. . . . . . . . . .       12/10/97         87,800             17%       0%       4%       3%      10%





                                                                                   Scheduled Lease Expirations
                                                                      Occu-      -------------------------------
                                       Date          Square           pancy                                After
                                     Acquired        Footage            %        2000     2001    2001
                                     --------        -------        --------     ----     ----     ----    -----
Peachtree Pointe Office Park
Norcross, GA . . . . . . . . .        1/20/98         71,700             77%      13%      13%       9%      42%

Avalon Center Office Park
Norcross, GA . . . . . . . . .        3/20/98         53,300             87%       0%       0%       0%      87%

Sand Lake Tech Center
Orlando, FL. . . . . . . . . .        4/30/98         84,100            100%       0%       0%       3%      97%

Technology Park
Norcross, GA . . . . . . . . .        8/14/98        145,700            100%      13%      28%       4%      55%
                                                  ----------           -----    -----    -----    -----    -----
    Sub-total. . . . . . . . .                     1,545,600             88%       5%      16%      17%      50%
                                                  ----------           -----    -----    -----    -----    -----

RETAIL
------
Northlake Tower Shopping Center
Atlanta, GA. . . . . . . . . .        7/28/95        321,600             97%       1%       2%       7%      87%
                                                  ----------           -----    -----    -----    -----    -----
Total. . . . . . . . . . . . .                     3,525,900             84%       3%      14%      17%      50%
                                                  ----------           -----    -----    -----    -----    -----




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

     As of September 30, 2000, we had approximately $118.3 million of outstanding long-term debt, of which $20.8 million bears interest at variable rates that are adjusted on a monthly basis. As of September 30, 2000, the weighted-average interest rate on this variable rate debt was 8.14%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $208,000 on an annual basis.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     LITIGATION

     In the process of exploring and evaluating strategic alternatives designed to maximize shareholder value, our Financial Advisory Committee and Cohen held preliminary discussions with our president Leonard Levine in response to inquiries made by Mr. Levine regarding a potential acquisition of the Trust's assets by an entity controlled by Mr. Levine. The Financial Advisory Committee later concluded that, in its view, Mr. Levine engaged in conduct which constitutes a breach of his duty of loyalty to the Trust and its shareholders and a breach of his employment contract.

     On August 14, 2000, we exercised our rights under the employment agreement with Mr. Levine, by suspending him and placing him on leave from his position as president. On the same date, we also initiated an arbitration proceeding in accordance with the provisions of the employment agreement in which we contend that certain actions taken by Mr. Levine constitute "just cause" for terminating his employment agreement. In response to the arbitration, on or about October 5, 2000, Mr. Levine filed a lawsuit in the Circuit Court of Cook County (Case #00CH14510). Mr. Levine's lawsuit seeks a declaratory judgment which would halt the arbitration proceedings because he alleges it is an improper forum. We accepted service of this complaint on October 30, 2000 and have instructed our counsel to attempt to resolve this issue of the correct forum with Mr. Levine's counsel by stipulation, if possible, so that there will be no further delay in the proceedings.

     On October 18, 2000, we filed suit in the Circuit Court of Cook County, Illinois (Case #00CH15154) against Mr. Levine. Our complaint alleges violations of Mr. Levine's fiduciary duty of loyalty owed to us. The lawsuit we have filed seeks a declaratory judgment that we have and had "just cause" to terminate the employment agreement and/or Mr. Levine's employment. The complaint also seeks an accounting and disgorgement of all benefits received by Mr. Levine while in breach of his fiduciary obligations to us, including salary, insurance and other benefits.
Pursuant to the terms of the employment agreement, we continue to pay
Mr. Levine all salary, benefits and reasonable, ordinary and necessary business expenses during his suspension. We estimate our maximum potential liability in connection with Mr. Levine's contract to be approximately $1.8 million, exclusive of base salary. We intend to vigorously contest Mr. Levine's attempts to retain or collect all disputed amounts under this contract.

     We obtained service of our complaint on Mr. Levine on October 30, 2000. We have not received a response. Mr. Levine's response is currently due in late November.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (see Exhibit Index included elsewhere herein).

      (b)   None

                                 SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ L.G. Schafran                    Date:  November 14, 2000
      L.G. Schafran,
      Interim President




By:   /s/ Joel L. Teglia                   Date:  November 14, 2000
      Joel L. Teglia, Vice President
      and Chief Financial Officer

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

 3.3      By-Laws dated March 13, 1996. (3)

 3.4      BSRT UPREIT Limited Partnership Limited Partnership Agreement (4)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (5)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (6)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (7)

 4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (8)

 4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (7)

 4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (9)

 4.7 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (7)

 4.8 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (9)

10.1      Employment Agreement of L.G. Schafran dated October 26, 2000. (*)

10.2      Employment Agreement of Leonard G. Levine as of December 14,
1999. (1)

10.3      Employment Agreement of Leonard G. Levine as of October 1, 1997.
(10)

EXHIBIT
 INDEX
-------

10.4      Employment Agreement of Joel L. Teglia dated November 1, 2000.
(*)

10.5      Employment Agreement of Joel L. Teglia dated December 31, 1998.
(4)

10.6      Employment Agreement of Robert G. Higgins dated September 1,
2000. (*)

10.7      Separation Agreement of Neil Hansen dated October 1, 2000.  (*)

10.8      Employment Agreement of Neil Hansen dated December 31, 1998. (4)

10.9      Separation Agreement of Jay Schmidt dated October 1, 2000. (*)

10.10     Employment Agreement of Jay Schmidt dated December 31, 1998. (4)

10.11     1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (11)

10.12 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (5)

10.13 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (5)

10.14 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (4)

10.15 Consulting Agreement dated as of February 18, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust.
(12)

10.16 Modification to Consulting Agreement dated as of May 31, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (12)

21        Subsidiaries of Banyan Strategic Realty Trust (1)

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

          (12) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 2000.