Form 10-K405
period 2000-12-31
BANYAN STRATEGIC REALTY TRUST
filed 2001-03-09
CIK 790817

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of February 16, 2001:
14,283,294. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was $64,135,546.

                      DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 71 of sequentially numbered pages.

                               TABLE OF CONTENTS



                                    PART I

ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .       1

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .       3

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .       9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . .      10


                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S SHARES AND
            RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . . . .      11

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . .      13

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . .      17

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . .      26

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .      27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .      57


                                   PART III

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS OF THE
            REGISTRANT . . . . . . . . . . . . . . . . . . . . . . .      57

ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .      59

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . .      66

ITEM 13.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . .      69


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .      69


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70

                                    PART I

ITEM 1.  BUSINESS

     Certain statements in this Annual Report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

      .     general real estate investment risks;

      .     litigation affecting the sale of our assets;

      .     potential inability to repay or refinance indebtedness at
maturity;

      .     increases in interest rates;

      .     adverse consequences of failure to qualify as a REIT;

      .     possible environmental liabilities;

      .     the terms of a plan of termination and liquidation; and

      .     failure to complete the sale of our assets.

Actual results could differ materially from those projected in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" for a more complete discussion.

GENERAL

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex/industrial properties. We operate principally through BSRT UPREIT Limited Partnership, referred to as the Operating Partnership, and its subsidiaries. BSRT UPREIT Corp., a wholly-owned subsidiary, is the General Partner of the Operating Partnership. As of December 31, 2000, we were the sole limited partner of BSRT UPREIT Limited Partnership. As of December 31, 2000, we owned individually, or, in some cases through joint ventures, twenty-seven properties comprised of:

      .     fourteen office properties totaling 1.5 million rentable square feet;

      .     twelve flex/industrial properties totaling 1.7 million rentable square feet;

      .     one retail property totaling 321,600 rentable square feet.

(See the property section below for a detailed information regarding all properties in the portfolio.)

      On January 8, 2001, we entered into a Purchase and Sale Agreement to sell all of our real estate assets including the properties owned in joint ventures to an unaffiliated third party for $226 million plus the cost of all prepayment penalties and assumption fees related to our mortgage debt. The contract contains standard conditions to closing including a due diligence period during which the buyer may terminate the contract for any reason without penalty. Pursuant to the Purchase and Sale Agreement, the due diligence period ends March 30, 2001 and the purchaser retains the absolute right to terminate the contract for any reason during the due diligence period. The closing is scheduled for April 30, 2001, unless extended by the parties.

     In anticipation of the sale of our real estate assets, on January 5, 2001, we adopted a Plan of Termination and Liquidation under which the Trust will be dissolved, obligations of the Trust will be discharged, appropriate reserves will be taken and the net proceeds from the sale will be distributed to the shareholders.

BUSINESS

     Although we are currently operating in accordance with plan of termination and liquidation and are working to complete the sale of our real estate assets, our continuing focus is to maintain the value of our portfolio. In order to do so, we seek to carefully and aggressively manage our assets to maximize the cash flow generated by, and the long term value of, our properties. To achieve this objective, we develop an annual operating plan for each property which focuses on increasing property revenue through:

      .     increased occupancy and/or higher rents;

      .     negotiating leases containing base rental increases;

      .     emphasizing tenant satisfaction;

      .     controlling operating expenses; and

      .     expanding existing properties.

     As of December 31, 2000, we had borrowed a total of $119.7 million, $22.5 million of which bears interest at variable rates. Based on the closing price of our common shares on December 31, 2000, our borrowings represent approximately 58.4% of our total market capitalization.

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

     We review and monitor compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2000, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate making any such expenditures for the year ending
December 31, 2001.


ITEM 2.  PROPERTIES

     As of December 31, 2000, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                             BANYAN STRATEGIC REALTY TRUST
                                                   PORTFOLIO SUMMARY
                                                   December 31, 2000

                                                                  Scheduled Lease
                                                                    Expirations
                                           Occu-         ----------------------------------
                     Date       Square     pancy                                      After
                    Acquired    Footage      %          2001      2002      2003       2003    Description (a)
                    --------    -------    -----       -----      ----      ----      -----    ---------------------

FLEX/INDUSTRIAL
---------------
Milwaukee                                                                                      A 1% General and 84%
Industrial                                                                                     Limited Partner
Properties                                                                                     interest in a joint
Milwaukee, WI         4/30/93   235,800      92%         18%       39%        6%        29%    venture (b) (c)

Elmhurst Metro                                                                                 A 1% General and 84%
Court                                                                                          Limited Partner
Elmhurst, IL         11/30/93   140,800      86%         29%       12%        6%        39%    interest in a joint
                                                                                               venture (b) (c)

Willowbrook                                                                                    A 1% General and 84%
Industrial Court                                                                               Limited Partner
Willowbrook, IL       6/16/95    84,300      99%         32%       28%       34%         5%    interest in a joint
                                                                                               venture (b) (c)

Lexington                                                                                      Fee ownership of
Business Center                                                                                land and improve-
Lexington, KY        12/05/95   308,800      70%          9%        5%       11%        45%    ments





                                                                  Scheduled Lease
                                                                    Expirations
                                           Occu-         ----------------------------------
                     Date       Square     pancy                                      After
                    Acquired    Footage      %         2001       2002      2003       2003    Description (a)
                    --------    -------    -----       -----      ----      ----      -----    ---------------------
Newtown Business                                                                               Fee ownership of
Center                                                                                         land and improve-
Lexington, KY        12/05/95    87,100      98%         39%       16%        9%        34%    ments

6901 Riverport                                                                                 Leasehold interest
Drive                                                                                          pursuant to bond
Louisville, KY       11/19/96   322,100      55%          0%        0%        0%        55%    financing and owner-
                                                                                               ship of improvements

Avalon Ridge                                                                                   Fee ownership of
Business Park                                                                                  land and improve-
Norcross, GA          4/24/98    57,400     100%          0%        0%       39%        61%    ments

                                                                                               A 1% General and
Tower Lane                                                                                     84% Limited Partner
Business Park                                                                                  interest in a joint
Bensenville, IL       4/27/98    95,900      84%         31%       25%       11%        17%    venture (b) (f)

                                                                                               Fee ownership of
Metric Plaza                                                                                   land and improve-
Winter Park, FL       4/30/98    32,000     100%          0%       69%       31%         0%    ments

                                                                                               Fee ownership of
Park Center                                                                                    land and improve-
Orlando, FL           4/30/98    47,400      90%         32%       32%       11%        15%    ments

University                                                                                     Fee ownership of
Corporate Center                                                                               land and improve-
Winter Park, FL       4/30/98   127,800      77%         39%       22%       13%         3%    ments

Johns Creek
Office and
Industrial Park                                                                                Fee ownership of
Duluth and                                                                                     land and improve-
Suwanne, GA           8/14/98   119,300     100%          0%       50%        0%        50%    ments

                              ---------     ----        ----      ----      ----       ----
    Sub-total                 1,658,700      80%         16%       19%       10%        35%
                              ---------     ----        ----      ----      ----       ----





                                                                  Scheduled Lease
                                                                    Expirations
                                           Occu-         ----------------------------------
                     Date       Square     pancy                                      After
                    Acquired    Footage      %         2001       2002      2003       2003    Description (a)
                    --------    -------    -----       -----      ----      ----      -----    ---------------------
OFFICE
------
Colonial Penn                                                                                  Fee ownership of
Building                                                                                       land and improve-
Tampa, FL             3/22/94    79,200      74%          0%        0%        0%        74%    ments

Commerce
Center f/k/a
Florida Power                                                                                  Fee ownership of
& Light Building                                                                               land and improve-
Sarasota, FL          3/22/94    81,100     100%         11%        5%        0%        84%    ments

                                                                                               A 1% General and 84%
Woodcrest Office                                                                               Limited Partner
Park                                                                                           interest in a joint
Tallahassee, FL      12/19/95   264,900      87%         14%       20%       14%        39%    venture (b) (e)

Midwest Office                                                                                 A 1% General and 84%
Center                                                                                         Limited Partner
Oakbrook                                                                                       interest in a joint
Terrace, IL           4/18/96    77,000     100%         28%       15%       50%         7%    venture (b) (c)

Phoenix Business                                                                               Fee ownership of
Park                                                                                           land and improve-
Atlanta, GA           1/15/97   110,600     100%          4%       18%        9%        69%    ments

                                                                                               A 1% General and
Butterfield                                                                                    84% Limited Partner
Office Plaza                                                                                   interest in a joint
Oak Brook, IL         4/30/97   200,800      91%         22%       39%       11%        19%    venture (b) (f)

Southlake                                                                                      Fee ownership of
Corporate Center                                                                               land and improve-
Morrow, GA            7/30/97    56,200      94%         32%       35%        6%        23%    ments

University Square                                                                              Fee ownership of
Business Center                                                                                land and improve-
Huntsville, AL        8/26/97   184,700      93%         29%       24%       10%        30%    ments

                                                                                               Leasehold interest
                                                                                               pursuant to a ground
Technology Center                                                                              lease and ownership of
Huntsville, AL        8/26/97    48,500     100%          0%        0%        0%       100%    improvements





                                                                  Scheduled Lease
                                                                    Expirations
                                           Occu-         ----------------------------------
                     Date       Square     pancy                                      After
                    Acquired    Footage      %         2001       2002      2003       2003    Description (a)
                    --------    -------    -----       -----      ----      ----      -----    ---------------------
Airways Plaza                                                                                  Fee ownership of
Office Center                                                                                  land and improve-
Memphis, TN          12/10/97    87,800      19%          4%        5%        8%         2%    ments

Peachtree Pointe                                                                               Fee ownership of
Office Park                                                                                    land and improve-
Norcross, GA          1/20/98    71,700      83%         21%       13%       19%        30%    ments

Avalon Center                                                                                  Fee ownership of
Office Park                                                                                    land and improve-
Norcross, GA          3/20/98    53,300     100%          0%        0%       13%        87%    ments

Sand Lake                                                                                      Fee ownership of
Tech Center                                                                                    land and improve-
Orlando, FL           4/30/98    84,100      97%          0%        0%       38%        59%    ments

Technology                                                                                     Fee ownership of
Park                                                                                           land and improve-
Norcross, GA          8/14/98   145,700      96%         24%        4%       40%        28%    ments
                              ---------     ----        ----      ----      ----       ----
    Sub-total                 1,545,600      88%         16%       16%       16%        40%
                              ---------     ----        ----      ----      ----       ----

RETAIL
------
                                                                                               Leasehold interest
                                                                                               pursuant to a ground
                                                                                               lease and ownership of
Northlake                                                                                      improvements (through
Tower Shopping                                                                                 a 1% General and 80.9%
Center                                                                                         Limited Partner
Atlanta, GA           7/28/95   321,600      98%          2%        7%       13%        76%    interest) in a joint
                              ---------     ----        ----      ----      ----       ----    venture (b) (d)
    Portfolio
      Total                   3,525,900      85%         15%       17%       13%        40%
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



ITEM 3.  LEGAL PROCEEDINGS

     On August 14, 2000, the Trust exercised its rights under the Trust's employment agreement with Mr. Leonard G. Levine by suspending him and placing him on leave from his position as president. Simultaneously, the Trust initiated an arbitration proceeding as required under the employment agreement. On October 5, 2000, Mr. Levine filed an action in the Circuit Court of Cook County, Illinois asking the court to terminate the arbitration proceedings by reason of improper forum. On October 18, 2000, the Trust filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. The Trust's complaint alleges violations of Mr. Levine's duty of loyalty owed to the Trust.

     On December 6, 2000, Mr. Levine and the Trust, through their respective attorneys, agreed to dismiss the arbitration action and Mr. Levine's lawsuit challenging the arbitration and further agreed to resolve all issues under Mr. Levine's employment contract within the Trust's lawsuit against Mr. Levine in the Circuit Court of Cook County (the "Employment Litigation"). The Trust has since filed an amended complaint which seeks a declaratory judgment that the Trust has, and had, "just cause" to terminate Mr. Levine's employment contract as well as an accounting and the disgorgement of all benefits received by Mr. Levine while in breach of his fiduciary duties. The factual bases underlying the amended complaint include allegations that (i) Mr. Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses and (ii) during negotiations between the Trust and The Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the intended effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak.

     On January 19, 2001, Mr. Levine filed an answer, affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine on the counterclaim reinstating him to active employment status. Discovery in this case has recently begun. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be $1.8 million.

     Also on January 19, 2001, Mr. Levine filed two lawsuits in the Circuit Court of Cook County. In the first action, Mr. Levine, suing derivatively on behalf of the Trust's shareholders, seeks to enjoin trustees Daniel Levinson, Stephen Peck and L.G. Schafran from completing the pending sale of substantially all of the Trust's assets to Denholtz Management Corporation until the Trust obtains approval of the transaction from a majority of the Trust's shareholders. This matter has been removed by the Trustees to the United States District Court for the Northern District of Illinois and the Trust has intervened as an additional defendant. All defendants jointly moved for summary judgment on February 9, 2001. The plaintiff filed a cross motion for summary judgment on February 20, 2001. The cross motions for summary judgment were fully briefed as of March 2, 2001 and the Court has taken the matter under advisement.

     Mr. Levine has also filed an action in the Circuit Court of Cook County against trustees Daniel Levinson, Stephen Peck and L.G. Schafran as well as two of the Trust's largest shareholders Morgens, Waterfall, Vintiadis & Company, Inc. and Magten Asset Management Corporation. This action seeks unspecified compensatory and punitive damages for a variety of business related torts which Mr. Levine alleges the defendants have committed against him. This matter has been removed by the defendants to the United States District Court for Northern District of Illinois. No answer or other responsive pleadings has yet been filed by any of the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust held its 1999 Meeting of Shareholders on December 14, 2000. There were two proposals considered at the Meeting:

      PROPOSAL #1 was to elect four trustees;

      PROPOSAL #2 was to ratify the selection of Ernst & Young, LLP as our independent accountants for 2000;


PROPOSAL #1

                                                   FOR            WITHHELD
                                                ----------        --------
SLATE OF TRUSTEES ELECTED

   Walter E. Auch, Sr.                          11,450,953         108,816
   Daniel Levinson                              10,571,346         988,423
   Stephen M. Peck                              11,108,688         451,081
   L.G. Schafran                                10,586,014         973,755

   (All elected)


                                   FOR             AGAINST         ABSTAIN
                               ----------          -------         -------
PROPOSAL #2                    11,489,591           32,159          38,019
(Carried)

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Our shares are included for quotation on the NASDAQ National Market (symbol - BSRTS). The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions we paid per share for the years ended December 31, 2000 and 1999.

                                     2000
                                     ----
Quarter                    Share              Per Share        Declaration
 Ended                     Price            Distributions         Date
-------                    -----            -------------      -----------

3/31        High           $6.00                $0.12            4/5/00
            Low            $5.25

6/30        High           $6.06                $0.12            7/14/00
            Low            $5.13

9/30        High           $6.00                $0.12           10/16/00
            Low            $5.06

12/31       High           $5.75                $0.03            1/19/01
            Low            $5.13


                                     1999
                                     ----
Quarter                    Share              Per Share        Declaration
 Ended                     Price            Distributions         Date
-------                    -----            -------------      -----------

3/31        High           $5.81                $0.12            4/05/99
            Low            $4.31

6/30        High           $6.00                $0.12            7/07/99
            Low            $4.37

9/30        High           $6.06                $0.12           10/06/99
            Low            $4.75

12/31       High           $6.00                $0.12            1/10/00
            Low            $4.37


     On January 19, 2001, we declared a cash distribution for the quarter ended December 31, 2000 of $0.03 per share payable February 28, 2001 to shareholders of record on January 29, 2001.

     During 2000 and 1999, we paid distributions to common shareholders equal to $0.48 and $0.48 per share, respectively. A total of $0.12 per share in 2000 represented a return of capital to common shareholders. During 2000, we also paid distribution to preferred shareholders of $9.51 per share. No portion of 1999 distributions represented a return of capital.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

      .     sustaining the operating performance of our existing real
estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located;

      .     our level of operating expenses; and

      .     the timing of and our success in completing the sale of our real estate assets pursuant to our plan of termination and liquidation.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

     As of February 16, 2001, there were 3,148 record holders of shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                For the years ended December 31,
                                             --------------------------------------------------------------------
                                              2000           1999           1998            1997           1996
                                            --------       --------       --------        --------       --------
                                                          (amounts in thousands, except per share data)
Operating Data:
  Revenues . . . . . . . . . . . . . .      $ 37,796       $ 41,716       $ 39,416        $ 28,785       $ 21,404

Expenses:
  Interest . . . . . . . . . . . . . .         9,180         11,558          9,778           6,447          4,011
  Depreciation and amortization. . . .         7,215          6,942          5,484           4,213          2,965
  Property operating . . . . . . . . .        12,314         13,601         13,449          10,689          9,294
  General and administrative . . . . .         5,971          4,496          4,614           4,315          3,126
  Recovery of losses on loans,
    notes and interest receivable. . .         --             --             --               (161)           (17)
                                            --------       --------       --------        --------       --------
        Total expenses . . . . . . . .        34,680         36,597         33,325          25,503         19,379
                                            --------       --------       --------        --------       --------
Income before minority interest,
  income (loss) from operations of
  real estate venture, net gains
  and extraordinary item (2) . . . . .         3,116          5,119          6,091           3,282          2,025
Minority interest. . . . . . . . . . .          (491)          (538)          (572)           (590)          (481)
Income (loss) from operations of
  real estate venture. . . . . . . . .         --             --             --                 37         (3,301)
Net gains and extraordinary item . . .           (42)         3,906           (141)            817          --
                                            --------       --------       --------        --------       --------
Net income (loss). . . . . . . . . . .         2,583          8,487          5,378           3,546         (1,757)

Less Income Available to
  Preferred Shares . . . . . . . . . .          (585)         --             --              --             --
                                            --------       --------       --------        --------       --------

Net Income Available to
  Common Shares. . . . . . . . . . . .      $  1,998       $  8,487       $  5,378        $  3,546       $ (1,757)
                                            ========       ========       ========        ========       ========
Basic Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income (loss) before net gains
   and extraordinary item. . . . . . .      $   0.14       $   0.34       $   0.41        $   0.24       $  (0.17)
                                            ========       ========       ========        ========       ========
  Net income (loss). . . . . . . . . .      $   0.14       $   0.63       $   0.40        $   0.32       $  (0.17)
                                            ========       ========       ========        ========       ========




                                                                For the years ended December 31,
                                             --------------------------------------------------------------------
                                              2000           1999           1998            1997           1996
                                            --------       --------       --------        --------       --------
                                                          (amounts in thousands, except per share data)
Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income (loss) before net gains
   and extraordinary item. . . . . . .      $   0.14       $   0.34       $   0.40        $   0.24       $  (0.17)
                                            ========       ========       ========        ========       ========
  Net income (loss). . . . . . . . . .      $   0.14       $   0.63       $   0.39        $   0.32       $  (0.17)
                                            ========       ========       ========        ========       ========

Balance Sheet Data:

Investment in real estate, net . . . .      $184,175       $183,844       $209,409        $149,386       $102,490
Total assets . . . . . . . . . . . . .       196,057        206,647        222,590         159,634        116,534
Loans and bonds payable. . . . . . . .       119,652        132,681        151,648          92,118         59,081
Shareholders' equity . . . . . . . . .        67,350         65,295         62,434          62,315         50,934

Cash flows from:
  Operating activities . . . . . . . .      $  9,393       $ 10,844       $ 11,220        $  8,644       $  5,730
  Investing activities . . . . . . . .        (6,125)         7,581        (61,790)        (27,575)        (6,598)
  Financing activities . . . . . . . .       (13,972)        (9,059)        49,872          19,555           (827)

Number of property interests owned . .            27             27             32              22             15
Weighted average
  number of shares . . . . . . . . . .        14,183         13,469         13,308          11,150         10,478
Cash distributions per share of
  beneficial interest. . . . . . . . .      $   0.48       $   0.48       $   0.46        $   0.40       $   0.40
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


QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and
1999.

                                                                                  2000
                                                                        For the three months ended:
                                                  -----------------------------------------------------------------
                                                  March 31           June 30        September 30       December 31
                                                -----------       ------------      ------------       ------------
                                                            (Amounts in thousands, except per share data)
Total Revenue                                      $  9,350           $  9,460          $  9,285           $  9,701

Operating Expenses                                   (8,040)            (8,118)           (9,742)            (8,780)
                                                   --------           --------          --------           --------
Operating Income (Loss)                               1,310              1,342              (457)               921

Minority Interest in Consolidated
 Partnerships                                          (126)              (147)             (130)               (88)
                                                   --------           --------          --------           --------
Income (Loss) before Net Gains and
 Extraordinary Item                                   1,184              1,195              (587)               833

Extraordinary Item                                      (42)             --                --                 --
                                                   --------           --------          --------           --------
Net Income (Loss)                                     1,142              1,195              (587)               833

Less Income Available to Preferred Shares              (123)              (153)             (155)              (154)
                                                   --------           --------          --------           --------
Net Income Available to Common Shares              $  1,019           $  1,042          $   (742)          $    679
                                                   ========           ========          ========           ========
Basic and Diluted Earnings Available
 to Common Shares per weighted-average
 Common Share:
   Income (Loss) before Net Gains and
     Extraordinary Item                            $   0.07           $   0.07          $  (0.05)          $   0.05
                                                   ========           ========          ========           ========

   Net Income (Loss)                               $   0.07           $   0.07          $  (0.05)          $   0.05
                                                   ========           ========          ========           ========





                                                                                  1999
                                                                        For the three months ended:
                                                  -----------------------------------------------------------------
                                                  March 31           June 30        September 30       December 31
                                                -----------       ------------      ------------       ------------
                                                            (Amounts in thousands, except per share data)

Total Revenue                                      $ 10,428           $ 10,483          $ 10,509           $ 10,296

Operating Expenses                                   (9,076)            (9,115)           (9,180)            (9,226)
                                                   --------           --------          --------           --------
Operating Income                                      1,352              1,368             1,329              1,070

Minority Interest in Consolidated
 Partnerships                                          (114)              (141)             (126)              (157)
                                                   --------           --------          --------           --------
Income before Net Gains and Extra-
 ordinary Item                                        1,238              1,227             1,203                913

Net Gains on Disposition of
 Investments in Real Estate                           --                 --                --                 4,089

Extraordinary Item, Net of
  Minority Interest                                   --                 --                --                  (183)
                                                   --------           --------          --------           --------
Net Income Available to Common Shares              $  1,238           $  1,227          $  1,203           $  4,819
                                                   ========           ========          ========           ========

Basic Earnings Available to Common Shares
 per weighted-average Common Share:
   Income before Net Gains and
     Extraordinary Item                            $   0.09           $   0.09          $   0.09           $   0.07
                                                   ========           ========          ========           ========

   Net Income                                      $   0.09           $   0.09          $   0.09           $   0.36
                                                   ========           ========          ========           ========
Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income before Net Gains and
    Extraordinary Item                             $   0.09           $   0.09          $   0.09           $   0.07
                                                   ========           ========          ========           ========

  Net Income                                       $   0.09           $   0.09          $   0.09           $   0.36
                                                   ========           ========          ========           ========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the year ended December 31, 2000, we marketed our portfolio for sale and began negotiating a contract with a potential purchaser. At December 31, 2000, we owned individually or, in some cases, through joint ventures:

      .     fourteen office properties totaling 1.5 million rentable square feet;

      .     twelve flex industrial properties totaling 1.7 million rentable square feet;

      .     one retail center which contains 321,600 rentable square feet.

     We did not acquire or sell any properties during the year ended December 31, 2000. During the year ended December 31, 1999, we sold four apartment complexes containing 864 units and one flex industrial property totaling 182,300 rentable square feet but did not acquire any properties. During 1998, we acquired ten properties totaling 834,600 square feet but did not sell any properties.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     During the year ended December 31, 2000 and 1999 our income before minority interest, net gains and extraordinary item totaled approximately $3.1 million and approximately $5.1 million, respectively. Our total revenue decreased by approximately $3.9 million or 9.4% to approximately $37.8 million from approximately $41.7 million, due to a decrease in the number of properties that we own and a decrease in total occupancy. This decrease in total revenues was partially offset by a decrease in total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease expenses; and a decrease in interest expense. However, the decrease in total operating expenses and interest expense in 2000 was partially negated by severance and termination costs in the amount of approximately $1.9 million related to an employee severance and retention policy (see Severance and Termination Costs below).

On a "same-store" basis (comparing the results of operations of the properties owned during the entire year ended December 31, 2000 with the results of the same properties owned during the entire year ended December 31, 1999), total revenue increased by approximately $0.5 million due to an increase in rental rates.

     As of December 31, 2000, 15% of our leasable square footage was vacant and during 2001, leases for approximately fifteen percent (15%) of our leasable square footage will expire. Although vacancy may increase temporarily, at most of our properties we believe that this lease "roll-over" is routine and the underlying space will be released at market rental rates to either the existing or new tenants. Our most significant vacancy is at 6901 Riverport Drive where a tenant occupying approximately 145,000 square feet or 45% of this property's space vacated on July 31, 2000. We are in the process of marketing this space but have not secured a new tenant. Our total revenues may be adversely affected if the space remains vacant for an extended period of time. Since December 31, 2000, a major tenant at Colonial Penn Building took occupancy of 21,850 square feet increasing the occupancy of that property to 100%, and at the Lexington Business Center two tenants took occupancy of 41,600 square feet increasing that property's occupancy from 70% to 84%. In total, out of approximately 520,000 square feet that were vacant at December 31, 2000, and approximately 148,000 square feet of leased space that expired during the first two months of 2001, approximately 207,000 square feet have been leased decreasing vacancy to approximately 460,000 square feet as of March 1, 2001.

     Our total expenses decreased by approximately $1.9 million to approximately $34.7 million from approximately $36.6 million in 1999. This decrease is due to a decrease in the number of properties that we own, partially offset by approximately $1.9 million in severance and termination costs that we incurred in 2000. Our total operating expenses which include property operating, repairs and maintenance, real estate taxes, and ground lease decreased by approximately $1.3 million to approximately $12.3 million from approximately $13.6 million in 1999. On the "same-store" basis, our total operating expenses increased by approximately $0.7 million or 6.0%. Interest expense decreased by approximately $2.4 million to approximately $9.2 million from approximately $11.6 million primarily due to a reduction in the amounts borrowed as a result of the 1999 property dispositions and the conversion of our unsecured loan to Series A convertible preferred shares in January 2000.

     SEVERANCE AND TERMINATION COSTS

     In September 2000, we adopted an employee severance and retention program. We have since terminated certain employees and will continue to review our staffing needs in the future. The total expenses for the year ended December 31, 2000 include a charge of approximately $1.9 million for this program. These costs include a charge of approximately $0.3 million for base compensation payable to Mr. Leonard G. Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement. Subsequent to September 30, 2000, we entered into employment agreements with Messrs. Schafran, Higgins and Teglia, and into separation agreements with Messrs. Hansen and Schmidt. Pursuant to these separation agreements and Mr. Teglia's new employment agreement, we paid a total of approximately $0.8 million in severance and termination costs in the fourth quarter of 2000. These costs are included in the $1.9 million severance and termination costs discussed above.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     During the year ended December 31, 1999 and 1998 our net income totaled approximately $8.5 million and approximately $5.4 million, respectively. The approximately $3.1 million increase resulted primarily from net gains on dispositions of investments in real estate of approximately $4.1 million, and revenue growth of approximately $2.3 million reduced by expense growth of approximately $3.3 million. In particular, our total revenues increased by approximately $2.3 million or 5.8% to approximately $41.7 million from approximately $39.4 million, due primarily to an increase in the number of properties that we owned in 1999 compared to 1998. On a "same-store" basis (comparing the results of operations of the properties owned during the entire year ended
December 31, 1999 with the results of the same properties owned during the year ended December 31, 1998), net operating income decreased by approximately $0.6 million with total revenues decreasing by approximately $1.1 million offset by a decrease in total operating expenses of approximately $0.5 million. The decrease in same store revenues was caused by a decrease in the occupancy at four of our properties, the Lexington Business Center, Phoenix Business Park, Elmhurst Metro Court, and Airways Plaza Office Center. The average occupancy levels at these properties were 65%, 67%, 65%, and 41% during the year ended December 31, 1999, respectively, compared to 85%, 96%, 76%, and 99% average occupancy levels during the year ended December 31, 1998. The occupancy at these four properties, as well as for our overall portfolio, was lower than our historical levels as a result of the termination of several leases during 1998 and 1999.

     Our total expenses increased by approximately $3.3 million primarily due to an increase in the number of properties that we owned in 1999 compared to 1998. Our total operating expenses, which include property operating, repairs and maintenance, real estate taxes, and ground lease increased by approximately $0.2 million to approximately $13.6 million from approximately $13.4 million in 1998. On a "same-store" basis, total operating expenses decreased by approximately $0.4 million or 4.1% to approximately $9.4 million from approximately $9.8 million. Interest expense increased by approximately $1.8 million to approximately $11.6 million from approximately $9.8 million, primarily due to an increase in the amount we borrowed in connection with the acquisitions that we completed in 1998. General and Administrative expense decreased by approximately $0.1 million to approximately $4.5 million from approximately $4.6 million. Depreciation and Amortization expense increased by approximately $1.4 million to approximately $6.6 million from approximately $5.2 million which accounts for the remaining net increase in total expenses.

LIQUIDITY AND CAPITAL RESOURCES

     On January 5, 2001, we adopted a Plan of Termination and Liquidation under which our Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to our shareholders. On January 8, 2001, we entered into a Purchase and Sale Agreement to sell all of our real estate assets to an unaffiliated third party for $226 million plus the cost of all prepayment penalties and assumption fees related to our mortgage debt ("Denholtz Transaction"). The contract contains standard conditions to closing including a due diligence period during which the buyer may terminate the contract for any reason without penalty. The due diligence period ends March 30, 2001 with a closing scheduled for April 30, 2001, unless extended by the parties.

     We cannot predict if, or when, we will ultimately be successful in consummating the Denholtz Transaction or an alternative transaction, should the current one terminate. However, if we are successful in completing a transaction, it is our intention to establish only those essential reserves needed to cover liquidation costs and contingent liabilities, including those costs and contingent liabilities related to pending litigation. Furthermore, it is our intention to distribute all cash proceeds from the sale of our assets in excess of these reserves to our shareholders. We expect to make a first distribution as soon as practical after the closing and a final liquidating distribution before the end of 2001.

     Until we are certain that all contingencies under the purchase and sale contract are eliminated, that the buyer can terminate the contract only under penalty and that a closing date for the sale of our assets is scheduled, it is our intention to make regular quarterly distributions to the extent that the distributions can be supported by our cash flow. However, there can be no assurance that these distributions can be made with regularity or that, if made, they will equal or exceed our previous distribution levels.

     In the event that we are unsuccessful in consummating the Denholtz Transaction, we expect to fund our short-term liquidity needs, including recurring capital expenditures, from our working capital (including the restricted cash which is available for capital expenditures, real estate taxes and insurance), and from income derived primarily from our property operations. We anticipate using these monies to fund periodic tenant-related capital expenditures and other capital improvements. We expect to fund our long-term liquidity needs, including funds necessary for non-recurring capital improvements and severance and termination costs from long-term and short-term secured debt or from the proceeds from the sale of assets. If we require additional liquidity to fund a portion of the cost of improving properties in the future, we expect to borrow under our present credit facility which is secured by our Johns Creek Office and Industrial Park and Technology Park properties. As discussed below, we will need to extend or replace this facility if the Denholtz Transaction is delayed or terminated. We also have the ability to mortgage our Avalon Ridge Business Park which is our only unencumbered property.

     At December 31, 2000, our assets totaled approximately $196.1 million, a decrease of approximately $10.5 million from total assets at December 31, 1999 of approximately $206.6 million. Our liabilities totaled approximately $126.4 million at December 31, 2000 a decrease of approximately $12.7 million from a total of approximately $139.1 million at December 31, 1999. Our shareholders equity increased by approximately $2.1 million to approximately $67.4 million at December 31, 2000 from approximately $65.3 million at December 31, 1999.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $2.4 million at December 31, 2000 and approximately $13.1 million at December 31, 1999. The decrease in total cash and cash equivalents resulted from using approximately $6.1 million in investing activities and approximately $14.0 million in financing activities while receiving approximately $9.4 million from operating activities.

     Cash Flows From Operating Activities: Net cash provided by operating activities decreased by approximately $1.4 million for the year ended December 31, 2000 to approximately $9.4 million from approximately $10.8 million in 1999. This decrease is primarily due to a reduction in the number of properties that we own. See Results of Operations above for further discussion of the operations of our real estate assets.

     In prior years, we have presented Funds From Operations ("FFO") and Funds Available for Distribution ("FAD") in the Cash Flow from Operating Activities section of Liquidity and Capital Resources for purposes of allowing the reader of our financials to compare our results with those of other REIT's. In light of our adoption of a Plan of Termination and Liquidation, we will no longer present this information because our operations are no longer comparable to other REIT's that are going concerns. Therefore, while we operate pursuant to the Plan of Liquidation, FFO and FAD will no longer be presented in our annual or quarterly filings.

     Cash Flows From Investing Activities:  During the year ended
December 31, 2000, we used approximately $6.1 million in investing activities. Cash flow was primarily used to make capital improvements at our various properties in the amount of approximately $6.4 million. In comparison during the same period in 1999, we generated approximately $7.6 million from investing activities, primarily from proceeds from the sale of investments in real estate. During the year ended December 31, 1999, we sold four apartment complexes and one flex/industrial property resulting in proceeds from sale of approximately $13.7 million (gross proceeds from sale of approximately $29.9 million less approximately $16.2 million representing debt assumed by the purchaser). We also made capital improvements at our various properties in the amount of approximately $6.0 million.

     Cash Flows From Financing Activities:  During the year ended
December 31, 2000, we used approximately $14.0 million in financing activities. We used cash primarily to make net payments on mortgage loans, and on an unsecured loan payable of approximately $6.9 million and to pay distributions to shareholders of approximately $6.8 million. During the year ended December 31, 1999, we used approximately $9.1 million in financing activities. During the year ended December 31, 1999, we used cash primarily to make net payments on mortgage loans and bonds payable of approximately $2.8 million and to pay distributions to shareholders of approximately $6.5 million.

     FINANCINGS:

     On May 1, 2000, we entered into a loan agreement with LaSalle Bank National Association (the "LaSalle Loan") which provided for a loan in the amount of $12.1 million, which we can draw in four installments. The amount of $8.5 million was drawn on May 1, 2000. An additional $2 million was drawn on October 30, 2000. The loan, which is collateralized by our Johns Creek Office and Industrial Park and Technology Park properties, bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures on May 31, 2001. We utilized the proceeds from the first draw primarily to repay the amounts outstanding on a line of credit which was due on May 1, 2000 and which was previously collateralized by our Johns Creek Office and Industrial Park and Technology Park properties, and secondarily for transaction costs. We used proceeds from the second draw primarily to pay severance costs with the balance being used to fund tenant improvement costs.

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

     In the event that the Denholtz Transaction is delayed or terminated, we will exercise our final option to extend the Lexington loan and will attempt to extend or replace the Johns Creek and Technology Park LaSalle Loan.

     As of December 31, 2000, we had borrowed $10.5 million on the LaSalle Loan leaving approximately $1.6 million available for future borrowing. At December 31, 2000, our debt to total market capitalization ratio was 58% based upon the closing share price on that date of $5.50.

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


RISK FACTORS

FACTORS PERTAINING TO PLAN OF TERMINATION AND LIQUIDATION

     NO ASSURANCES THAT THE TRANSACTIONS CONTEMPLATED BY THE PURCHASE AGREEMENT WILL CLOSE. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan") and on January 8, 2001, we entered into a Purchase and Sale Agreement with Denholtz Management Corporation ("Denholtz") to sell all of our real estate assets (the "Purchase Agreement"). The Purchase Agreement grants Denholtz until March 30, 2001, the right to terminate the Purchase Agreement in its sole discretion. Additionally, the Purchase Agreement gives Denholtz the right to exclude certain properties if certain rental and other thresholds are not met. Also, the closing of the transactions contemplated by the Purchase Agreement are dependent on standard conditions to closing, one or more of which may not occur.

     There can be no assurance that the transactions contemplated by the Purchase Agreement will ever close. If the transactions contemplated by the Purchase Agreement do not close, we may not be able to sell all of our assets in a timely manner and on financial terms that are as favorable as those contained in the Purchase Agreement. Additionally, there can be no assurance that Denholtz will purchase all of our properties. If Denholtz does not purchase one or more of our properties, we may not be able to sell those properties in a timely manner and on financial terms that are as favorable as those contained in the Purchase Agreement. The consequence of a termination of the Denholtz Transaction will be that any liquidating distribution that was expected to be made from the net sale proceeds will be delayed until another transaction or series of transactions can be completed for all or part of our assets. In the interim, our ability to make quarterly distributions will depend on the cash flow generated by our properties less our corporate overhead.

     Further, our failure to sell in a timely manner any properties that Denholtz does not purchase increases the risk that we will make distributions pursuant to the Plan after the 24 month anniversary of its adoption. Any distributions made after January 5, 2003 will not qualify for the dividends paid deduction thereby potentially subjecting us to tax on our net income and net gains from dispositions. See, "We Might Fail to Qualify as a REIT," below.

     SALES OF ASSETS NOT SUBJECT TO SHAREHOLDER APPROVAL. The Denholtz Transaction will not be submitted to a vote of our shareholders. We have obtained written advice from our Massachusetts counsel and therefore we believe that our Declaration of Trust grants the Trustees the authority, without shareholder approval, to sell any and all of our assets on such terms as the Board of Trustees determines appropriate, so long as such sales are made pursuant to the Plan. On January 19, 2001, Leonard G. Levine, our suspended president and chief executive officer, not individually but on behalf of the shareholders of the Trust, filed a lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Purchase Agreement and the transactions contemplated thereby require shareholder approval. The complaint seeks an injunction against three of our trustees to prevent them from closing the transaction until shareholder approval is obtained. Although, based in part upon written advice we have received from our Massachusetts counsel, we believe that our shareholders are not required to approve the sale of our assets (and, the Purchase Agreement requires our outside counsel to give an opinion to that effect), there can be no assurance that Mr. Levine will not prevail in this lawsuit.

The pendency or the result of Mr. Levine's lawsuit may delay or abort the closing of the transactions contemplated by the Purchase Agreement.

     LIMITED MARKET FOR SHARES. If we fail to sell all of our properties in accordance with the Purchase Agreement, and the value of our assets decline or the costs and expenses related to such sales and to the liquidation process exceed those we are currently estimating, the liquidation may not yield distributions as great as, or greater than, the recent market prices of our shares. No assurances can be made as to the actual amount and timing of distributions, which could be made over a substantial period of time.

     DECREASING LIQUIDITY. As we sell our assets and distribute proceeds, our market capitalization and "float" will diminish and market interest in our shares by the investment community may diminish, thereby reducing or effectively eliminating the market demand and liquidity for our shares, which would adversely affect the market price for our shares. At a later stage of the liquidation process, the Nasdaq National Market may cause our shares to be delisted.

     QUALIFICATION AS A REIT. The calculation of the estimated liquidation price per share, assumes that we will continue to qualify as a REIT under the Code during the entire liquidation process and, therefore, no provision has been made for federal income taxes. Although we expect to maintain such REIT qualification, there can be no assurance thereof. See "We Might Fail to Qualify as a REIT" below.

     RISKS OF ABANDONMENT OF PLAN. In the event the Plan is abandoned by our Trustees (which may occur at any time during the liquidation process) at a time when we are significantly reduced in size, certain operating risks will increase, as will the risk that our share price will trade at a greater discount to the perceived underlying value of its real estate holdings.

REAL ESTATE RISKS

     WE COMPETE FOR TENANTS. All of our office and flex industrial properties are located in highly-developed areas that include other office and flex industrial properties. Some of these properties are newer or better located than our properties. Further, our competitors may have greater resources than we do, which could allow them to reduce rents to a level that is not profitable for us. We may also be required to spend money upgrading or renovating our properties to make them attractive to both existing and potential tenants thus increasing our expenses and reducing our cash resources. The number of properties or other companies that compete in our market areas could have a material effect upon:

      .     our ability to lease space at our properties;
      .     the amount of rent that we can charge on new leases or
renewals; and
      .     the dollar amount of tenant improvements or leasing commissions required to lease a property.

     WE OWN PROPERTIES IN A LIMITED NUMBER OF MARKETS. Our properties are located in the Midwestern and Southeastern United States, primarily suburban Chicago, where we own properties that account for 22% of our gross rental revenue, and suburban Atlanta, where we own properties that account for 31% of our gross rental revenue. Our ability to maintain or increase our revenues or to generate revenues that exceed our operating expenses is affected by economic conditions in the Midwestern and Southeastern United States. Like other real estate markets, these markets have experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand for office or flex industrial space may decrease our revenues or increase our operating expenses or both.

     LEASES ON APPROXIMATELY 15% OF OUR RENTABLE SQUARE FEET EXPIRE DURING 2001 AND 15% OF OUR RENTABLE SQUARE FOOTAGE WAS VACANT AS OF DECEMBER 31, 2000. As leases expire, we may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 15% of our rentable square feet will expire prior to December 31, 2001. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, the revenues generated by our properties will decline. Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases, potentially reducing the amount of money that we have available to distribute to you or to use for other purposes.

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

     OUR OBJECTIVES MAY CONFLICT WITH THOSE OF OUR JOINT VENTURE PARTNERS. We own eight of our properties, or approximately 40% of our rentable square footage, through controlling interests in joint ventures with various third parties. Investments in joint ventures which own properties may involve risks that are not otherwise present when we wholly own the property directly or through one of our subsidiaries. For example, our co-venturer may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests. Further, although in each of these ventures we own a controlling interest and have authority over major decisions such as the sale or refinancing of properties, we owe fiduciary duties to our partners that may cause us to take actions we otherwise would not have taken.

     WE MAY NOT HAVE ENOUGH INSURANCE. We carry comprehensive liability, fire, flood, earthquake, extended coverage and rental loss policies that insure us against losses at our properties with policy specifications and insurance limits that we believe are reasonable. There are certain types of losses, for example environmental, that we may decide not to insure against since the cost of insuring for the loss is not economical. In establishing our insurance strategy, we use our discretion in determining the amount of coverage, the limits on this coverage and the deductibles that apply to the coverage in an attempt to balance the amount of insurance that we purchase and the cost of that insurance. We may, however, suffer losses that exceed our insurance coverage. Further, inflation, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

     PROPERTY TAXES MAY INCREASE. We are required to pay taxes based on the assessed value of our properties as determined by various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase our operating expenses.

REAL ESTATE FINANCIAL RISKS

     WE OFTEN NEED TO BORROW MONEY TO FINANCE OUR BUSINESS. Our ability to internally fund our capital needs is limited since we must distribute at least 95% of our net taxable income (excluding net capital gains) to our shareholders to qualify as a REIT. Consequently, we often borrow money to fund our operating or capital needs, and may borrow monies to satisfy the 95% distribution requirement. The documents which govern how we may conduct our business do not limit the amount of money that we may borrow. Borrowing money to fund operating or capital needs exposes us to various risks. For example, our properties may not generate enough cash to pay the principal and interest obligations on our loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 2000, we owed a total of approximately $119.7 million, secured by mortgages on certain of our properties. If we fail to make timely payments on our loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the properties securing their loans and we could lose our entire investment in those properties. Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan. We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms. A total of $23.6 and $4.2 million of our indebtedness matures on or before December 31, 2001 and 2002, respectively.

     We occasionally enter into loans where the interest rate may fluctuate. As of December 31, 2000, we owed approximately $22.5 million that bore interest at variable rates. We may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that we are required to pay on these borrowings will also increase. Any such increase would increase our operating expenses.

     WE DEPEND ON A SMALL NUMBER OF KEY PERSONNEL. Our success depends, in part, on the efforts of our principal executive officers, particularly Messrs. Schafran, Higgins and Teglia. Although we have entered into employment contracts with each of these individuals, the loss of their services could have an adverse effect upon our operations.

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

      .     more than 5% of the value of our assets consists of securities of any one issuer or we hold more than 10% of the outstanding voting securities (subsequent to January 1, 2001, 10% of the value of the securities) of any one issuer at the close of each fiscal quarter;

      .     less than 75% of our gross income is generated from rents from real property, interest on obligations secured by mortgages, gain from the sale of property, and certain other property-related revenue sources; or

      .     we fail to distribute at least 95% (subsequent to January 1,
2001, 90%) of our "REIT taxable income" to our shareholders.


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

     As of December 31, 2000, we had approximately $119.7 million of outstanding long-term debt, of which $22.5 million bears interest at variable rates. As of December 31, 2000, the weighted-average interest rate on this variable rate debt was 8.33%. If interest rates on this variable rate debt were to increase one percentage point (1%), interest expense would increase by $225,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         BANYAN STRATEGIC REALTY TRUST
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    PAGE
                                                                    ----

Report of Independent Auditors                                       28

Consolidated Balance Sheets, December 31, 2000 and 1999              29

Consolidated Statements of Income For the Years Ended
  December 31, 2000, 1999 and 1998                                   31

Consolidated Statements of Shareholders' Equity For the
  Years Ended December 31, 2000, 1999 and 1998                       33

Consolidated Statements of Cash Flows For the
  Years Ended December 31, 2000, 1999 and 1998                       34

Notes to Consolidated Financial Statements                           36



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

                        REPORT OF INDEPENDENT AUDITORS



THE SHAREHOLDERS
BANYAN STRATEGIC REALTY TRUST


     We have audited the accompanying consolidated balance sheets of Banyan Strategic Realty Trust as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item
8. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        ERNST & YOUNG LLP






Chicago, Illinois
February 1, 2001


                                             BANYAN STRATEGIC REALTY TRUST

                                              CONSOLIDATED BALANCE SHEETS
                                                (DOLLARS IN THOUSANDS)


                                                                                December 31,      December 31,
                                                                                   2000               1999
                                                                               -------------      ------------
ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 36,445          $ 36,445
  Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           148,608           148,608
  Building Improvements. . . . . . . . . . . . . . . . . . . . . . . . . .            20,633            14,211
                                                                                    --------          --------
                                                                                     205,686           199,264
  Less: Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . .           (21,511)          (15,420)
                                                                                    --------          --------
                                                                                     184,175           183,844
                                                                                    --------          --------

Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .             2,393            13,097
Restricted Cash - Capital Improvements . . . . . . . . . . . . . . . . . .             1,200             1,497
Restricted Cash - Other. . . . . . . . . . . . . . . . . . . . . . . . . .             1,178             1,171
Interest and Accounts Receivable . . . . . . . . . . . . . . . . . . . . .             1,344             1,186
Deferred Financing Costs (Net of Accumulated Amortization
  of $1,620 and $1,512, respectively). . . . . . . . . . . . . . . . . . .             1,219             1,568
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,548             4,284
                                                                                    --------          --------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $196,057          $206,647
                                                                                    ========          ========





                                             BANYAN STRATEGIC REALTY TRUST

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                (DOLLARS IN THOUSANDS)



                                                                                December 31,      December 31,
                                                                                   2000               1999
                                                                               -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable . . . . . . . . . . . . . . . . . . . . . . . . . .          $115,452          $120,781
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,200             4,500
Unsecured Loan Payable . . . . . . . . . . . . . . . . . . . . . . . . . .             --                7,400
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .             3,147             2,767
Accrued Real Estate Taxes Payable. . . . . . . . . . . . . . . . . . . . .               898               908
Accrued Interest Payable . . . . . . . . . . . . . . . . . . . . . . . . .               676               615
Unearned Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               578               922
Security Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,439             1,203
                                                                                    --------          --------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126,390           139,096
                                                                                    --------          --------

Minority Interest in Consolidated Partnerships . . . . . . . . . . . . . .             2,317             2,256

Shareholders' Equity
Series A Non-Voting Convertible Preferred Shares, No Par Value,
  200,000 Shares Authorized, 61,572 Shares Issued and Outstanding. . . . .             6,157             --
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,805,289 and 15,073,917 Shares
    Issued, respectively . . . . . . . . . . . . . . . . . . . . . . . . .           124,559           120,707
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (52,856)          (48,046)
Employees' Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,144)            --
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . . . . . . . . . .            (7,366)           (7,366)
                                                                                    --------          --------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .            67,350            65,295
                                                                                    --------          --------
Total Liabilities and Shareholders' Equity . . . . . . . . . . . . . . . .          $196,057          $206,647
                                                                                    ========          ========






                 The accompanying notes are an integral part of the consolidated financial statements.

                                             BANYAN STRATEGIC REALTY TRUST
                                           CONSOLIDATED STATEMENTS OF INCOME
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                  2000               1999              1998
                                                               ----------        ----------         ----------
REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . .       $ 32,744          $ 36,705           $ 34,470
  Operating Cost Reimbursement . . . . . . . . . . . . . .          3,961             3,635              3,491
  Miscellaneous Tenant Income. . . . . . . . . . . . . . .            437             1,187              1,146
  Income on Investments and Other Income . . . . . . . . .            654               189                309
                                                                 --------          --------           --------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . .         37,796            41,716             39,416
                                                                 --------          --------           --------
EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . .          4,587             5,392              5,762
  Repairs and Maintenance. . . . . . . . . . . . . . . . .          3,979             4,318              4,041
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . .          2,823             2,957              2,720
  Interest . . . . . . . . . . . . . . . . . . . . . . . .          9,180            11,558              9,778
  Ground Lease . . . . . . . . . . . . . . . . . . . . . .            925               934                926
  Depreciation and Amortization. . . . . . . . . . . . . .          6,923             6,629              5,212
  General and Administrative . . . . . . . . . . . . . . .          4,098             4,496              4,614
  Amortization of Deferred Financing Costs . . . . . . . .            292               313                272
  Severance and Termination Costs. . . . . . . . . . . . .          1,873             --                 --
                                                                 --------          --------           --------
Total Expenses . . . . . . . . . . . . . . . . . . . . . .         34,680            36,597             33,325
                                                                 --------          --------           --------
Income Before Minority Interest, Net Gains and
  Extraordinary Item . . . . . . . . . . . . . . . . . . .          3,116             5,119              6,091
Minority Interest in Consolidated Partnerships . . . . . .           (491)             (538)              (572)
                                                                 --------          --------           --------
Income Before Net Gains and
  Extraordinary Item . . . . . . . . . . . . . . . . . . .          2,625             4,581              5,519
Net Gains on Disposition of Investments in Real Estate . .          --                4,089              --
                                                                 --------          --------           --------
Income Before Extraordinary Item . . . . . . . . . . . . .          2,625             8,670              5,519

Extraordinary Item, Net of Minority Interest of $25
  in 1998. . . . . . . . . . . . . . . . . . . . . . . . .            (42)             (183)              (141)
                                                                 --------          --------           --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . .          2,583             8,487              5,378
Less Income Allocated to Preferred Shares. . . . . . . . .           (585)            --                 --
                                                                 --------          --------           --------
Net Income Available to Common Shares. . . . . . . . . . .       $  1,998          $  8,487           $  5,378
                                                                 ========          ========           ========




                                             BANYAN STRATEGIC REALTY TRUST
                                     CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                  2000             1999               1998
                                                             ------------      ------------       ------------

Basic Earnings Available to Common Shares
  per weighted-average Common Share:
  Income before Net Gains and Extraordinary Item . . . . .       $   0.14          $   0.34           $   0.41
                                                                 ========          ========           ========

  Net Income . . . . . . . . . . . . . . . . . . . . . . .       $   0.14          $   0.63           $   0.40
                                                                 ========          ========           ========


Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income before Net Gains and Extraordinary Item . . . . .       $   0.14          $   0.34           $   0.40
                                                                 ========          ========           ========

  Net Income . . . . . . . . . . . . . . . . . . . . . . .       $   0.14          $   0.63           $   0.39
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

                                                BANYAN STRATEGIC REALTY TRUST
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                   (DOLLARS IN THOUSANDS)
                               Series A Non-Voting
                                   Convertible            Shares of
                                 Preferred Shares    Beneficial Interest    Accumu-
                               -------------------  ---------------------    lated     Employees'  Treasury
                                Shares     Amount     Shares     Amount     Deficit      Notes     Shares      Total
                               --------   --------  ----------   --------   --------   ---------   --------   --------
Shareholders' Equity,
 January 1, 1998 . . . . . .      --         --     14,761,850   $119,013   $(49,332)      --      $ (7,366)  $ 62,315

Issuance of Shares,
 net of issuance costs . . .      --         --        150,645        859      --          --         --           859
Net Income . . . . . . . . .      --         --          --         --         5,378       --         --         5,378
Distributions Paid . . . . .      --         --          --         --        (6,118)      --         --        (6,118)
                               --------   --------  ----------   --------   --------    --------   --------   --------
Shareholders' Equity,
 December 31, 1998 . . . . .      --         --     14,912,495    119,872    (50,072)      --        (7,366)    62,434

Issuance of Shares,
 net of issuance costs . . .      --         --        161,422        835      --          --         --           835
Net Income . . . . . . . . .      --         --          --         --         8,487       --         --         8,487
Distributions Paid . . . . .      --         --          --         --        (6,461)      --         --        (6,461)
                               --------   --------  ----------   --------   --------    --------   --------   --------
Shareholders' Equity,
 December 31, 1999 . . . . .      --         --     15,073,917    120,707    (48,046)      --        (7,366)    65,295

Issuance of Shares,
 net of issuance costs . . .     61,572      6,157     731,372      3,852      --          --         --        10,009
Employees' Notes,
 net of repayments . . . . .      --         --          --         --         --         (3,144)     --        (3,144)
Net Income . . . . . . . . .      --         --          --         --         2,583       --         --         2,583
Common Distributions Paid. .      --         --          --         --        (6,808)      --         --        (6,808)
Preferred Distributions
 Paid. . . . . . . . . . . .      --         --          --         --          (585)      --         --          (585)
                               --------   --------  ----------   --------   --------    --------   --------   --------
Shareholders' Equity,
 December 31, 2000 . . . . .     61,572   $  6,157  15,805,289   $124,559   $(52,856)   $ (3,144)  $ (7,366)  $ 67,350
                               ========   ========  ==========   ========   ========    ========   ========   ========



                    The accompanying notes are an integral part of the consolidated financial statements.

                                                BANYAN STRATEGIC REALTY TRUST
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (DOLLARS IN THOUSANDS)

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                   2000              1999               1998
                                                                 --------          --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . .       $  2,583          $  8,487           $  5,378
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Extraordinary Item, Net of Minority Interest . . . . . .             42               183                141
  Net Gains on Disposition of Investments in
    Real Estate. . . . . . . . . . . . . . . . . . . . . .          --               (4,089)             --
  Depreciation and Amortization. . . . . . . . . . . . . .          7,215             6,942              5,484
  Minority Interest in Consolidated Partnerships . . . . .            491               538                572
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . . . . . .             (7)               78               (419)
    Interest and Accounts Receivable . . . . . . . . . . .           (158)              287               (682)
    Other Assets . . . . . . . . . . . . . . . . . . . . .         (1,096)           (1,684)            (1,676)
    Accounts Payable and Accrued Expenses. . . . . . . . .            380               147                767
    Accrued Interest Payable . . . . . . . . . . . . . . .             61               (21)               340
    Accrued Real Estate Taxes Payable. . . . . . . . . . .            (10)              (59)               171
    Unearned Revenue . . . . . . . . . . . . . . . . . . .           (344)              207                482
    Security Deposits. . . . . . . . . . . . . . . . . . .            236              (172)               662
                                                                 --------          --------           --------
Net Cash Provided By Operating Activities. . . . . . . . .          9,393            10,844             11,220
                                                                 --------          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Assets. . . . . . . . . . . .          --                --               (55,874)
  Proceeds From Sale of Investments in
    Real Estate. . . . . . . . . . . . . . . . . . . . . .          --               13,655              --
  Additions to Investment in Real Estate . . . . . . . . .         (6,422)           (5,984)            (5,347)
  Earnest Money Deposits . . . . . . . . . . . . . . . . .          --                --                    75
  Restricted Cash - Capital Improvements . . . . . . . . .            297               (90)              (644)
                                                                 --------          --------           --------
Net Cash Provided By (Used In) Investing Activities. . . .         (6,125)            7,581            (61,790)
                                                                 --------          --------           --------





                                                BANYAN STRATEGIC REALTY TRUST
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                   (DOLLARS IN THOUSANDS)


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                   2000              1999               1998
                                                                 --------          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable. . . . . . . . . . . . . . .       $ 10,500          $  9,285           $108,709
  Investment From (Distributions To) Minority Partners . .           (430)             (431)               338
  Deferred Financing Costs . . . . . . . . . . . . . . . .           (159)             (117)              (926)
  Payment of Preferred Shares Issuance Costs . . . . . . .            (30)            --                 --
  Repayment of Employees' Notes. . . . . . . . . . . . . .             94             --                 --
  Principal Payments on Mortgage Loans,
    Bonds Payable and Unsecured Loan Payable . . . . . . .        (17,372)          (12,116)           (52,854)
  Distributions Paid to Shareholders . . . . . . . . . . .         (6,808)           (6,461)            (6,118)
  Payment of Preferred Distributions . . . . . . . . . . .           (585)            --                 --
  Prepayment Penalties on Early Extinguishment of Debt . .             (6)              (54)              (136)
  Shares Issued, Net of Issuance Costs . . . . . . . . . .            824               835                859
                                                                 --------          --------           --------
Net Cash Provided By (Used In) Financing Activities. . . .        (13,972)           (9,059)            49,872
                                                                 --------          --------           --------
Net Increase (Decrease) In Cash and Cash Equivalents . . .        (10,704)            9,366               (698)
Cash and Cash Equivalents at Beginning of Year . . . . . .         13,097             3,731              4,429
                                                                 --------          --------           --------
Cash and Cash Equivalents at End of Year . . . . . . . . .       $  2,393          $ 13,097           $  3,731
                                                                 ========          ========           ========
Supplemental Information:
  Interest Paid During the Year. . . . . . . . . . . . . .       $  9,119          $ 11,579           $  9,438
                                                                 ========          ========           ========
Non-Cash Financing Activities:
  Debt assumed upon acquisition
    of real estate . . . . . . . . . . . . . . . . . . . .       $  --             $  --              $  3,675
                                                                 ========          ========           ========
  Real estate conveyed in exchange for
    release of mortgage indebtedness . . . . . . . . . . .       $  --             $ 16,136           $  --
                                                                 ========          ========           ========

  Preferred Share Debt Conversion. . . . . . . . . . . . .       $  6,157          $  --              $  --
                                                                 ========          ========           ========
  Employees' Notes . . . . . . . . . . . . . . . . . . . .       $  3,238          $  --              $  --
                                                                 ========          ========           ========



                    The accompanying notes are an integral part of the consolidated financial statements.

                         BANYAN STRATEGIC REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   LIQUIDATION OF THE TRUST

     On January 8, 2001, the Trust entered into a Purchase and Sale Agreement to sell all its real estate assets to an unaffiliated third party for $226 million plus the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt. The contract contains standard conditions to closing including a due diligence period during which the buyer may terminate the contract for any reason without penalty. The due diligence period ends March 30, 2001 with a closing scheduled for April 30, 2001, unless extended by the parties.

     In anticipation of the sale of the Trust's real estate assets, the Trustees on January 5, 2001 adopted a Plan of Termination and Liquidation under which, the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders. Effective as of January 5, 2001, the Trust adopted the liquidation basis of accounting. The following represents the unaudited pro forma Shareholders' Equity as of December 31, 2000 assuming the adoption of the liquidation basis of accounting as of that date:

Shareholders' Equity at December 31, 2000
  (Going concern basis)                                 $67,350

Pro Forma adjustments to Liquidation Basis
  Liquidation and Termination Costs                        (810)
  Elimination of intangible assets                       (5,470)
                                                        -------
Pro Forma Shareholders' Equity at
  December 31, 2000 (Liquidation
  Basis)                                                $61,070
                                                        =======


2.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Banyan Strategic Realty Trust (the "Trust") was organized in 1986 as a business trust under the laws of the Commonwealth of Massachusetts. The business of the Trust is the ownership and operation of real estate properties. At December 31, 2000, the Trust owned twenty-seven properties located principally in the Midwest and Southeast United States. See Note 8 for information with respect to the Trust's business segments.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled Partnerships. In all of its partnerships, the Trust is the controlling general partner and retains sole authority over all significant decisions. All intercompany balances and transactions have been eliminated in consolidation.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2000, 1999 and 1998, depreciation expense amounted to $6,091, $5,982 and $4,765, respectively.

     The Trust recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

     The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust classified all of its properties as held for sale as of December 31, 2000 in consideration of the Purchase and Sale Agreement described in Note 1. As of December 31, 1999, none of the properties were classified as held for sale.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 2000 and 1999, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and the terms are comparable to those currently offered in the market and (iii) the maturities of the Trust's cash equivalents are relatively short.

     INCOME TAXES

     For the years ended December 31, 2000, 1999 and 1998, the Trust elected or will elect to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its "REIT" taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 2000, Investment in Real Estate has a gross and net basis of $205,686 and $184,175, respectively, for income tax purposes. Additionally, investment in a liquidating trust with a tax basis of $675 has not been accorded any value for financial reporting purposes.

     As of December 31, 2000, the Trust has a net operating loss carry-forward of $16,029 which will expire in 2006 ($7,787), 2008 ($789), and
2012 ($7,453).

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1999 and 1998 consolidated financial statements in order to provide comparability with the 2000 consolidated financial statements. These reclassifications have not changed the 1999 or 1998 results.


4.   EARNINGS PER SHARE

                                                BANYAN STRATEGIC REALTY TRUST
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               2000            1999              1998
                                                                           ----------      -----------        ----------
     Numerator:
       Income Available to Common Shares Before Net Gains
        and Extraordinary Item . . . . . . . . . . . . . . . . . . .       $    2,040       $    4,581        $    5,519
       Net Gains (a) . . . . . . . . . . . . . . . . . . . . . . . .            --               4,089             --
       Extraordinary Item, Net of Minority Interest. . . . . . . . .              (42)            (183)             (141)
                                                                           ----------       ----------        ----------
          Net Income Available to Common Shares. . . . . . . . . . .       $    1,998       $    8,487        $    5,378
                                                                           ==========       ==========        ==========
     Denominator:
       Denominator for basic earnings per
         weighted-average shares . . . . . . . . . . . . . . . . . .       14,182,800       13,468,514        13,307,658

       Effect of dilutive securities:
         Employee stock options. . . . . . . . . . . . . . . . . . .            4,717            6,558            28,603
         Convertible debt. . . . . . . . . . . . . . . . . . . . . .            --               --              463,401
                                                                           ----------      -----------       -----------
       Dilutive potential common shares. . . . . . . . . . . . . . .            4,717            6,558           492,004

          Denominator for diluted earnings per share-adjusted
            weighted-average shares and assumed conversions. . . . .       14,187,517       13,475,072        13,799,662
                                                                           ==========      ===========       ===========

     Basic Earnings Available to Common Shares Per
      weighted-average Common Share:
        Income before Net Gains and Extraordinary Item . . . . . . .       $     0.14      $      0.34       $      0.41
        Net Gains (a). . . . . . . . . . . . . . . . . . . . . . . .            --                0.30             --
        Extraordinary Item, Net of Minority Interest . . . . . . . .            --               (0.01)            (0.01)
                                                                           ----------      -----------       -----------
            Net Income . . . . . . . . . . . . . . . . . . . . . . .       $     0.14      $      0.63       $      0.40
                                                                           ==========      ===========       ===========
     Diluted Earnings Available to Common Shares Per
      weighted-average Common Share:
        Income before Net Gains and Extraordinary Item . . . . . . .       $     0.14      $      0.34       $      0.40
        Net Gains (a). . . . . . . . . . . . . . . . . . . . . . . .            --                0.30             --
        Extraordinary Item, Net of Minority Interest . . . . . . . .            --               (0.01)            (0.01)
                                                                           ----------      -----------       -----------
            Net Income . . . . . . . . . . . . . . . . . . . . . . .       $     0.14      $      0.63       $      0.39
                                                                           ==========      ===========       ===========




                                                BANYAN STRATEGIC REALTY TRUST
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (a)   Net gains include gain on disposition of investment in real estate.

     For purposes of the computation of diluted earnings per share, options to purchase common shares at $6.375 per share that were outstanding during 2000, 1999 and 1998 were not included in the 2000 and 1999 computation and for certain periods of the 1998 computation because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The effect of conversion of $7,400 of convertible debt was not included in the calculations since the effect was antidilutive.

     For additional information relating to convertible debt and employee stock options, see notes 5 and 12.




                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   LONG-TERM DEBT

     The Trust's long-term debt consists of the following at December 31, 2000 and 1999:

                            2000                             1999
                  -----------------------        -------------------------
                                 Weighted                         Weighted
                                 Average                          Average
                                 Interest                         Interest
                   Balance         Rate             Balance         Rate
                  ---------      --------          ---------      --------
Mortgage
 loans . . . .     $115,452          7.66%          $120,781         7.48%
Bonds. . . . .        4,200          6.07%             4,500         5.53%
                   --------      --------           --------      --------
Total
 collateralized
 debt. . . . .     $119,652          7.61%          $125,281         7.41%
                   ========      ========           ========      ========
Unsecured
 loans . . . .     $  --            --              $  7,400        12.00%
                   ========      ========           ========      ========

     Mortgage loans of $97,152 had fixed interest rates that ranged from 6.95% to 8.89% at December 31, 2000 and $18,300 had a variable rate (8.85% at December 31, 2000). Bonds payable consist of variable rate tax exempt revenue bonds which bear interest equal to 6.07% at December 31, 2000. Substantially all of the mortgage loans and bonds contain prepayment penalties. During 2000 and 1999, the Trust recognized extraordinary losses of $42 and $183, respectively, related to prepayments on refinanced debt and the writeoff of unamortized financing costs. Substantially all of the Trust's real estate is pledged as collateral for the mortgage loans and bonds.

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares. The Series A convertible preferred shares pay quarterly preferred dividends at rate of 10% per annum and are convertible into common shares at a conversion price of $5.15 per share. Prior to conversion, the Unsecured Loan bore interest at an annual interest rate of 12% payable quarterly and the Trust was required to pay an annual fee equal to 2% of the amount outstanding on October 14, of each year.

     The principal balance of the Trust's long-term debt at December 31, 2000, is scheduled to be repaid as follows:

                  2001 . . . . . . . . . . . . .     $ 23,608
                  2002 . . . . . . . . . . . . .        4,198
                  2003 . . . . . . . . . . . . .       13,494
                  2004 . . . . . . . . . . . . .       10,938
                  2005 . . . . . . . . . . . . .        1,734
                  Thereafter . . . . . . . . . .       65,680
                                                     --------
                                                     $119,652
                                                     ========

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.   INVESTMENT IN REAL ESTATE

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


7.   PRO FORMA INFORMATION (UNAUDITED)

     The Trust did not acquire any properties during 2000 or 1999. The following unaudited pro forma summary presents information as if the Trust's 1998 property acquisitions had occurred at the beginning of that year. The pro forma information is provided for information purposes only.

It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                                                         Year Ended
                                                        December 31,
                                                        ------------
                                                            1998
                                                          --------

     Total revenue . . . . . . . . . . . . . . . . .      $ 42,260
     Net income. . . . . . . . . . . . . . . . . . .      $  5,187
     Basic earnings per share. . . . . . . . . . . .      $   0.39
     Diluted earnings per share. . . . . . . . . . .      $   0.38


8.   BUSINESS SEGMENTS

     The Trust owns and operates real estate properties located principally in the Midwest and Southeast United States. The Trust has three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of December 31, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 180 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of December 31, 1999, the flex/industrial segment was comprised of thirteen complexes, the office segment was comprised of fourteen office sites and the retail segment was comprised of one retail center. Prior to the sale of the Oklahoma Apartment Portfolio in December 1999, a fourth segment - the residential segment - was comprised of four apartment complexes with 864 units. The Trust's long-term tenants are in a variety of businesses and no individual tenant is significant to the Trust's business when considered as a whole.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Information by business segments is set forth below:

                                  2000             1999            1998
                                --------         --------        --------
  Revenue
    Flex/Industrial. . .        $ 11,205         $ 11,416        $ 10,838
    Office . . . . . . .          21,313           21,264          19,577
    Residential. . . . .           --               4,168           4,170
    Retail . . . . . . .           4,705            4,771           4,646
    Corporate/Other. . .             573               97             185
                                --------         --------        --------
                                $ 37,796         $ 41,716        $ 39,416
                                ========         ========        ========

  Income (loss) before
   net gains and
   extraordinary item
    Flex/Industrial. . .        $  2,857         $  2,518        $  3,787
    Office . . . . . . .           4,686            5,177           5,124
    Residential. . . . .           --                 688             682
    Retail . . . . . . .             576              736             550
    Corporate/Other. . .          (5,494)          (4,538)         (4,624)
                                --------         --------        --------
                                $  2,625         $  4,581        $  5,519
                                ========         ========        ========

                                  2000             1999
                                --------         --------
  Total Assets
    Flex/Industrial. . .        $ 69,176         $ 69,279
    Office . . . . . . .         107,151          105,756
    Residential. . . . .           --               --
    Retail . . . . . . .          17,444           18,125
    Corporate/Other. . .           2,286           13,487
                                --------         --------
                                $196,057         $206,647
                                ========         ========

                                  2000             1999            1998
                                --------         --------        --------
  Depreciation and
   amortization
    Flex/Industrial. . .        $  2,366         $  2,252        $  1,714
    Office . . . . . . .           3,984            3,287           2,404
    Residential. . . . .           --                 552             534
    Retail . . . . . . .             573              538             523
    Corporate/Other. . .           --               --                 37
                                --------         --------        --------
                                $  6,923         $  6,629        $  5,212
                                ========         ========        ========
  Interest expense
    Flex/Industrial. . .        $  2,954         $  3,557        $  2,669
    Office . . . . . . .           4,914            5,540           4,524
    Residential. . . . .           --               1,136           1,199
    Retail . . . . . . .           1,312            1,325           1,338
    Corporate/Other. . .           --               --                 48
                                --------         --------        --------
                                $  9,180         $ 11,558        $  9,778
                                ========         ========        ========

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                  2000             1999            1998
                                --------         --------        --------
  Additions to Investment
   in Real Estate
    Flex/Industrial. . .        $  1,906         $  2,364        $ 32,942
    Office . . . . . . .           4,473            3,257          31,533
    Residential. . . . .           --                 278             324
    Retail . . . . . . .              43               85              69
    Corporate/Other. . .           --               --                 28
                                --------         --------        --------
                                $  6,422         $  5,984        $ 64,896
                                ========         ========        ========


9.   TRANSACTIONS WITH AFFILIATES

     During the first eight months of 2000 and the years ended December 31, 1999 and 1998, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totaled $246, $331 and $391, respectively. The executive paid no rent, as such, to the Trust for the use of office space or equipment but granted the Trust a discount equal to approximately 20% compared to rates charged to third parties for all time billed to the Trust by the executive and his employees. The executive also reimbursed the Trust for the cost of two full time and certain part time employees. As of September 1, 2000, this executive signed an employment agreement whereby he became a full time employee of the Trust.


10.  DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 95% of its "REIT Taxable Income" to shareholders. For 1999, net operating losses of $2,923 were utilized in meeting this requirement. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year.

     The Trust has determined the shareholders' treatment for federal income tax purposes to be as follows:

                                   2000             1999            1998
                                 -------          -------         -------
   Ordinary income . . . . .     $ 5,652          $ 2,562         $ 5,978
   Long-term capital
     gain. . . . . . . . . .       --               3,899           --
   Return of capital . . . .       1,741            --                140
                                 -------          -------         -------
                                 $ 7,393          $ 6,461         $ 6,118
                                 =======          =======         =======

     On January 19, 2001, the Trust declared a cash distribution for the quarter ended December 31, 2000 of $0.03 per share payable February 28, 2001 to shareholders of record on January 29, 2001.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.  LEASES

     MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, office and flex/industrial space under operating leases. The following is the minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's flex/industrial, office and retail projects held at December 31, 2000:

                  2001 . . . . . . .           $ 30,909
                  2002 . . . . . . .             25,293
                  2003 . . . . . . .             19,769
                  2004 . . . . . . .             13,860
                  2005 . . . . . . .              7,736
                  Thereafter . . . .             12,295
                                               --------
                                               $109,862
                                               ========

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


12.  OMNIBUS STOCK AND INCENTIVE PLAN

     On May 14, 1997, the Board of Trustees (the "Board") adopted and on July 8, 1997, the shareholders of the Trust approved, the 1997 Omnibus Stock and Incentive Plan (the "Option Plan") which allows the Trust to make stock-based awards as part of its employee and Trustee compensation program. Under the Option Plan, the Trust is authorized to issue options to purchase up to one million shares of beneficial interest in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance shares and units. On December 31, 1999, the outstanding options issued under the Option Plan totaled 463,676. When the shareholders elected three new trustees on December 13, 1999, the members of the board of trustees as of October 1, 1997 no longer constituted a majority of the members of the board. By definition, this reconstitution of the board was a "Change of Control" within the meaning of the Employee Stock Option Agreements. As a result, all outstanding employee options became immediately exercisable in accordance with the terms of the option agreements. At that time, the Board of Trustees offered all of the Trust's current employees and advisors who held options, the opportunity to exercise all their vested but unexercised options with the proceeds of a loan from the Trust. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Each person was required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and interest on the loan. The loan program was available until January 12, 2000. On that date, employees borrowed approximately $3.2 million to purchase 575,337 shares. The loans were originally scheduled to mature on the earlier of January 11, 2005 or one month after the date that an individual's employment is terminated. At that time, the employee would be required to repay the loan and all accrued interest, or forfeit the shares held as security for the loan. Under the employee severance and retention program (see Note 14), the Trust extended the maturity date of the loans for terminated employees to the date the last of the notes becomes due.

FIXED STOCK OPTIONS

     The Board administers the Option Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the vesting requirements and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Option Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant.

     A summary of the Trust's fixed stock option activity, and related information for the years ended December 31, 1999 and 2000 follows:

                                                                  Weighted
                                                 Shares            Average
                                                Subject        Exercise Price
                                               to Options         Per Share
                                               ----------      --------------

Outstanding at December 31, 1998 . . . . .       485,676            $  5.630

  Options granted. . . . . . . . . . . . .         --                  --
  Options exercised. . . . . . . . . . . .        (2,000)              4.375
  Options canceled . . . . . . . . . . . .       (20,000)              5.710
                                                 -------             -------

Outstanding at December 31, 1999 . . . . .       463,676               5.632

  Options granted. . . . . . . . . . . . .        14,000               5.464
  Options exercised. . . . . . . . . . . .      (432,005)              5.648
  Options canceled . . . . . . . . . . . .        (8,002)              5.813
                                                 -------             -------
Outstanding at December 31, 2000 . . . . .        37,669             $ 5.342
                                                 =======             =======

  Exercisable at 12/31/99 (a). . . . . . .       463,676             $ 5.632
  Exercisable at 12/31/00. . . . . . . . .        27,669             $ 5.294

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

     At December 31, 2000, options to purchase 369,002 shares were available for future grant.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The weighted average grant date fair value of options granted in 2000 and 1998 was $.66 and $.54, respectively. The remaining weighted-average contractual life of these options was 7.85 years. Exercise prices for options outstanding at December 31, 2000 ranged from $4.08 to $6.75 per share.

TARGET STOCK PRICE PERFORMANCE OPTIONS

     The exercise price of each target stock price performance option granted is equal to the market price of the Trust's common shares on the date of grant and vests as the Trust's common share price achieves certain pre-established targets which were set on the date of grant. In conjunction with the 1998 signing of an employment agreement between the Trust and its suspended President Leonard G. Levine (see Note 15), the Board granted Mr. Levine stock options to purchase an aggregate of 150,000 shares of the Trust's common shares of beneficial interest at an exercise price equal to $5.50 per share which options were exercised in 2000.

     A summary of the Trust's target stock price performance option activity, and related information for the years ended December 31, 1999 and 2000 follows:
                                                                  Weighted
                                                 Shares            Average
                                                Subject        Exercise Price
                                               to Options         Per Share
                                               ----------      --------------
Outstanding at December 31, 1998
  and 1999 . . . . . . . . . . . . . . . .       150,000            $  5.500
Options exercised. . . . . . . . . . . . .      (150,000)           $  5.500
                                                --------            --------
Outstanding at December 31, 2000 . . . . .         --                  --
                                                ========            ========

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation", and has been determined as if the Trust had accounted for all options granted under the Option Plan using the fair value method of that statement. The fair value for the fixed stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1998: risk free interest rates of 5.94% and 5.31%; expected dividend yields of 8.08% and 7.47%; volatility factors of the expected market price of the Trust's common stock of 0.279 and 0.201; and a weighted-average expected lives of the options of 2 years and 5 years, respectively. No options were granted during 1999. In addition, the fair value for the target stock price performance options granted in 1998 was estimated at the date of grant using a modified Black-Scholes option pricing model which, in addition to the required inputs above, takes into consideration the target stock price (or barrier) which must be attained.

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

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The effects on 2000, 1999 and 1998 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Trust's pro forma information is as follows:

                                              Years Ended December 31,
                                           ------------------------------
                                           2000         1999        1998
                                          ------       ------      ------
Pro forma net income . . . . . . . .      $2,581       $8,260      $5,279
Pro forma basic earnings per share .      $ 0.18       $ 0.61      $ 0.40
Pro forma diluted earnings
  per share. . . . . . . . . . . . .      $ 0.18       $ 0.61      $ 0.38


13.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     The Trust has established the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of shares registered in their name; and (ii) make cash investments of not more than $120 per calendar year. Shares purchased under the DRIP Plan will be issued directly by the Trust at either: (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions; or (ii) 100% of the aforementioned average closing price in the case of cash investments. For the years ended December 31, 2000, 1999 and 1998, the Trust issued 149,367, 161,422 and 141,321 shares of beneficial interest under the DRIP Plan and received total proceeds of $797, $835 and $818, respectively.


14.  SEVERANCE AND TERMINATION COSTS

     In September 2000, the Trust adopted an employee severance and retention program. The Trust has since terminated certain employees and will continue to review its staffing needs in the future in consideration of the adoption of the Plan of Termination and Liquidation (see Note 1). The accompanying consolidated financial statements include a charge of approximately $1,900 related to the severance and retention program. These severance and termination costs include a charge of approximately $300 related to base compensation payable to Mr. Leonard Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement (see Note 17).


15.  LITIGATION

     On August 14, 2000, the Trust exercised its rights under the Trust's employment agreement with Mr. Leonard G. Levine by suspending him and placing him on leave from his position as president. Simultaneously, the Trust initiated an arbitration proceeding as required under the employment agreement. On October 5, 2000, Mr. Levine filed an action in the Circuit Court of Cook County, Illinois asking the court to terminate the arbitration proceedings by reason of improper forum. On October 18, 2000, the Trust filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. The Trust's complaint alleges violations of Mr. Levine's duty of loyalty owed to the Trust.

                         BANYAN STRATEGIC REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On December 6, 2000, Mr. Levine and the Trust, through their respective attorneys, agreed to dismiss the arbitration action and Mr. Levine's lawsuit challenging the arbitration and further agreed to resolve all issues under Mr. Levine's employment contract within the Trust's lawsuit against Mr. Levine in the Circuit Court of Cook County (the "Employment Litigation"). The Trust has since filed an amended complaint which seeks a declaratory judgment that the Trust has, and had, "just cause" to terminate his employment contract as well as an accounting and the disgorgement of all benefits received by Mr. Levine while in breach of his fiduciary duties. The factual bases underlying the amended complaint include allegations that (i) Mr. Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses and (ii) during negotiations between the Trust and The Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak.

     On January 19, 2001, Mr. Levine filed an answer affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine on the counterclaim reinstating him to active employment status. Discovery in this case has recently begun. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be $1,800.

     Additionally, on January 19, 2001, Mr. Levine filed two lawsuits in the Circuit Court of Cook County. In the first action, Mr. Levine, suing derivatively on behalf of the Trust's shareholders, seeks to enjoin trustees Daniel Levinson, Stephen Peck and L.G. Schafran from completing the pending sale of substantially all of the Trust's assets to Denholtz Management Corporation until the Trust obtains approval of the transaction from a majority of the Trust's shareholders. This matter has been removed to the United States District Court for the Northern District of Illinois and the Trust has intervened as an additional defendant.

     Mr. Levine has also filed an action in the Circuit Court of Cook County against trustees Daniel Levinson, Stephen Peck and L.G. Schafran as well as two of the Trust's largest shareholders Morgens, Waterfall, Vintiadis & Company, Inc. and Magten Asset Management Corporation. This action seeks unspecified compensatory and punitive damages for a variety of business related torts which Mr. Levine alleges the defendants have committed against him. This matter has been removed by the defendants to the United States District Court for Northern District of Illinois. No answer or other responsive pleading has yet been filed by any of the defendants.

     The Trust is also involved in various litigation arising in the ordinary course of business. It is management's opinion that the defense of these matters and the potential liability are adequately protected by insurance coverage. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have an adverse effect on the Trust's financial position or results of operations.

                                                                                                    SCHEDULE III
                                             BANYAN STRATEGIC REALTY TRUST
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 2000
                                                (DOLLARS IN THOUSANDS)
                                                        Costs
                                                     Capitalized
                              Initial costs          Subsequent           Gross Amount at which Carried
                              to the Trust         to Acquisition        at December 31, 2000 (a)(b)(c)
                         ----------------------    ---------------      ---------------------------------
                                      Building            Building                 Building                  Accumu-
Property & Location/                     &                   &                        &                       lated
Date of Construction/                 Improve-            Improve-                 Improve-                 Deprecia-
Date Acquired              Land        ments      Land     ments        Land        ments        Total        tion
------------------     -----------  -----------  ------  ---------   ----------  -----------  -----------  ----------
Milwaukee
Industrial
Properties
Milwaukee, WI
1973-1980
4/30/93                  $    533     $  5,242    $ --   $  1,313     $    533     $  6,555     $  7,088    $  1,571

Elmhurst
Metro Court
Elmhurst, IL
1982
11/30/93                    1,615        3,605      --        813        1,615        4,418        6,033         941

Colonial Penn
Building
Tampa, FL
1984
3/22/94                     1,190        7,366      --        694        1,190        8,060        9,250       1,302

Florida Power
& Light
Building
Sarasota, FL
1991
3/22/94                     1,700        8,367      --        146        1,700        8,513       10,213       1,531





                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        Costs
                                                     Capitalized
                              Initial costs          Subsequent           Gross Amount at which Carried
                              to the Trust         to Acquisition        at December 31, 2000 (a)(b)(c)
                         ----------------------    ---------------      ---------------------------------
                                      Building            Building                 Building                  Accumu-
Property & Location/                     &                   &                        &                       lated
Date of Construction/                 Improve-            Improve-                 Improve-                 Deprecia-
Date Acquired/             Land        ments      Land     ments        Land        ments        Total        tion
------------------     -----------  -----------  ------  ---------   ----------  -----------  -----------  ----------

Willowbrook
Industrial Court
Willowbrook, IL
1979
6/16/95                  $    962     $  2,961    $ --   $    550     $    962     $  3,511     $  4,473    $    661

Northlake Tower
Shopping Center
Atlanta, GA
1983-1984
7/28/95                     --          17,144      --      1,058        --          18,202       18,202       2,634

Lexington
Business Center
Lexington, KY
1985
12/05/95                    1,330        5,753      --      2,468        1,330        8,221        9,551       1,307

Newtown Business
Center
Lexington, KY
1981-1982
12/5/95                       355        3,234      --        350          355        3,584        3,939         522





                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        Costs
                                                     Capitalized
                              Initial costs          Subsequent           Gross Amount at which Carried
                              to the Trust         to Acquisition        at December 31, 2000 (a)(b)(c)
                         ----------------------    ---------------      ---------------------------------
                                      Building            Building                 Building                  Accumu-
Property & Location/                     &                   &                        &                       lated
Date of Construction/                 Improve-            Improve-                 Improve-                 Deprecia-
Date Acquired              Land        ments      Land     ments        Land        ments        Total        tion
------------------     -----------  -----------  ------  ---------   ----------  -----------  -----------  ----------

Woodcrest
Office Park
Tallahassee, FL
1967-1989
12/19/95                 $  3,080     $  7,968    $ --   $  3,082     $  3,080     $ 11,050     $ 14,130    $  2,011

Midwest Office
Center
Oakbrook Terrace, IL
1979
4/18/96                     2,396        2,591      --        578        2,396        3,169        5,565         570

6901 Riverport
Drive
Louisville, KY
1985
11/19/96                    1,750        8,242      --         94        1,750        8,336       10,086         864

Phoenix
Business Park
Atlanta, GA
1979
1/15/97                     1,717        3,777      --      1,123        1,717        4,900        6,617         475

Butterfield
Office Plaza
Oak Brook, IL
1974
4/30/97                     4,813       10,255      --      1,793        4,813       12,048       16,861       1,410




                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        Costs
                                                     Capitalized
                              Initial costs          Subsequent           Gross Amount at which Carried
                              to the Trust         to Acquisition        at December 31, 2000 (a)(b)(c)
                         ----------------------    ---------------      ---------------------------------
                                      Building            Building                 Building                  Accumu-
Property & Location/                     &                   &                        &                       lated
Date of Construction/                 Improve-            Improve-                 Improve-                 Deprecia-
Date Acquired              Land        ments      Land     ments        Land        ments        Total        tion
------------------     -----------  -----------  ------  ---------   ----------  -----------  -----------  ----------
Southlake
Corporate Center
Morrow, GA
1989
7/30/97                   $   750     $  3,746    $ --   $    466     $    750     $  4,212     $  4,962    $    435

Technology Center
Huntsville, AL
1990
8/26/97                       130        2,417      --        292          130        2,709        2,839         236

University Square
Business Center
Huntsville, AL
1984-1987
8/26/97                     1,387        5,950      --      1,548        1,387        7,498        8,885       1,030

Airways Plaza
Office Center
Memphis, TN
1982
12/10/97                      409        2,756      --        467          409        3,223        3,632         269

Peachtree Pointe
Office Park
Norcross, GA
1982
1/20/98                       712        3,858      --        641          712        4,499        5,211         409

Avalon Center
Office Park
Norcross, GA
1997
3/20/98                       585        3,803      --        533          585        4,336        4,921         411





                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                     Costs
                                                  Capitalized
                         Initial costs            Subsequent              Gross Amount at which Carried
                         to the Trust           to Acquisition           at December 31, 2000 (a)(b)(c)
                    ----------------------      ---------------         ---------------------------------
                                 Building              Building                   Building                   Accumu-
Property & Location/                &                     &                          &                        lated
Date of Construction/            Improve-              Improve-                   Improve-                  Deprecia-
Date Acquired          Land       ments       Land      ments        Land          ments         Total        tion
------------------    ------   -----------   ------   ---------   ----------    -----------   -----------  ----------

Avalon Ridge
Business Park
Norcross, GA
1997
4/24/98             $   539      $  3,327     $ --    $    384     $    539       $  3,711      $  4,250    $    257

Tower Lane
Business Park
Bensenville, IL
1979-1980
4/27/98               1,255         3,933       --         310        1,255          4,243         5,498         356

Sand Lake
Tech Center
Orlando, FL
1984-1986
4/30/98               1,984         4,804       --         242        1,984          5,046         7,030         372

Park Center
Orlando, FL
1982
4/30/98                 997         2,755       --         164          997          2,919         3,916         234

Metric Plaza
Winter Park, FL
1985
4/30/98                 629         1,940       --          70          629          2,010         2,639         158

University
Corporate Center
Winter Park, FL
1981-1987
4/30/98               3,207         7,022       --         443        3,207          7,465        10,672         507





                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                     Costs
                                                  Capitalized
                         Initial costs            Subsequent              Gross Amount at which Carried
                         to the Trust           to Acquisition           at December 31, 2000 (a)(b)(c)
                    ----------------------      ---------------         ---------------------------------
                                 Building              Building                   Building                   Accumu-
Property & Location/                &                     &                          &                        lated
Date of Construction/            Improve-              Improve-                   Improve-                  Deprecia-
Date Acquired          Land       ments       Land      ments        Land          ments         Total        tion
------------------    ------   -----------   ------   ---------   ----------    -----------   -----------  ----------

Johns Creek
Office and
Industrial Park
Duluth and
Suwanne, GA
1990-1992
8/14/98             $   890      $  4,874     $ --    $   --       $    890       $  4,874      $  5,764    $    289

Technology Park
Norcross, GA
1977-1984
8/14/98               1,530        10,905       --       1,024        1,530         11,929        13,459         749
                    -------      --------     -----   --------     --------       --------      --------    --------
                    $36,445      $148,595     $ --    $ 20,646     $ 36,445       $169,241      $205,686    $ 21,511
                    =======      ========     =====   ========     ========       ========      ========    ========

--------------------

  (a)    The aggregate cost of the above real estate at December 31, 2000 for Federal income tax purposes is
$205,686.  For further details regarding encumbrances on the Trust's properties see Note 5, Long-Term Debt.

  (b)    Reconciliation of real estate owned:



                                             BANYAN STRATEGIC REALTY TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                   2000              1999               1998
                                                                 --------          --------           --------
          Balance at Beginning of Year . . . . . . . . . .       $199,264          $220,808           $156,020
          Acquisitions During Year . . . . . . . . . . . .          --                --                59,549
          Sale of Property (1) . . . . . . . . . . . . . .          --              (27,528)             --
          Additions During Year. . . . . . . . . . . . . .          6,422             5,984              5,239
                                                                 --------          --------           --------
          Balance at End of Year . . . . . . . . . . . . .       $205,686          $199,264           $220,808
                                                                 ========          ========           ========

            (1)  In connection with the sale of Quantum Business Center and the Oklahoma apartment portfolio, the Trust transferred $135 of net operating assets in 1999.

  (c)    Depreciation expense is computed using the straight line method.  Rates used in the determination of depreciation are based upon the estimated useful life of the asset, primarily 40 years.

                                                                   2000              1999               1998
                                                                 --------          --------           --------
          Reconciliation of Accumulated Depreciation:

          Beginning of Year. . . . . . . . . . . . . . . .       $ 15,420          $ 11,399           $  6,634
          Depreciation Expense . . . . . . . . . . . . . .          6,091             5,982              4,765
          Sale of Property . . . . . . . . . . . . . . . .          --               (1,961)             --
                                                                 --------          --------           --------
          Balance at End of Year . . . . . . . . . . . . .       $ 21,511          $ 15,420           $ 11,399
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



                                   PART III

ITEM 10.  OUR TRUSTEES AND EXECUTIVE OFFICERS

     The trustees and executive officers of the Trust are as follows:

            Walter E. Auch, Sr.      Trustee
            Daniel Levinson          Trustee
            Stephen M. Peck          Trustee
            L.G. Schafran            Interim President/
                                     Chief Executive Officer and Trustee
            Leonard G. Levine        President
            Robert G. Higgins        First Vice President/
                                     Chief Operating Officer
                                     and General Counsel
            Joel L. Teglia           Executive Vice President/
                                     Chief Financial Officer

     WALTER E. AUCH, SR. Mr. Auch, age 79, has served as an independent trustee since 1986. Mr. Auch served as the chairman and chief executive officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, Mr. Auch was executive vice president, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Pimco Advisors L.P., Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, the Nicholas Applegate Funds, Semele Group, Inc., and Legend Properties, Inc. and a trustee of Hillsdale College and the Arizona Heart Institute.

     DANIEL LEVINSON. Mr. Levinson, age 43, has served as an independent trustee since 1999 and currently serves as chief financial officer for the Oracle Investment Management Inc. From 1993 to 1999, Mr. Levinson was employed by Morgens Waterfall, Vintadis and Company, Inc. as its chief financial officer and specialized in the management and workout of real estate and other investments in its investment funds. Before working at Morgens, Mr. Levinson was a vice president at Sentinel Real Estate Corporation, an institutional real estate investment manager. Prior to joining Sentinel in 1988, Mr. Levinson was at KPMG Peat Marwick for over six years. Mr. Levinson received a Bachelor of Science degree from Lehigh University. Mr. Levinson is a certified public accountant and a member of the American Institute of Certified Public Accountants.

     STEPHEN M. PECK. Mr. Peck, age 66, has served as an independent trustee since 1999 and currently maintains an investment office at Gilder, Gagnon, Howe & Co. LLC. Mr. Peck is a director of Harnischfeger, Inc., Fresenius Medical Care and OFFIT Investment Funds. He is also a Chairman of the Advisory Board of the Torrey Funds and a member of the Advisory Board of Brown Simpson Asset Management. Mr. Peck serves as a member of the Board of Trustees of New York University, The Jewish Theological Seminary and Mount Sinai School of Medicine and is Chairman of the Board of Trustees of Mount Sinai-NYU Health.

     L.G. SCHAFRAN. Mr. Schafran, age 62, has served as a trustee since 1999 and as our interim president and chief executive officer since
August 14, 2000. He is currently chairman of our board and has been a Managing General Partner at L.G. Schafran & Associates since 1984. Mr. Schafran is a director of Tarragon Realty Investors, Inc. (f/k/a National Income Realty Trust), PubliCARD, Inc. (f/k/a Publicker Industries, Inc.), COMSAT Corporation and chairman of the board of Delta-Omega Technologies, Inc. Mr. Schafran served as a director of Capsure Holdings Inc. from 1986 to 1997, OXIGENE, Inc. from 1993 to 1996, Glasstech, Inc. from 1995 to 1997, Dart Group Corporation from 1993 to 1997 and Kasper A.S.L., Ltd. from 1997 to 2000.

     ROBERT G. HIGGINS. Mr. Higgins, age 49, has served as our vice president and general counsel since 1992 and as secretary since 1995. Effective December 14, 2000, Mr. Higgins became our first vice president, general counsel, chief operating officer and assistant secretary.
Mr. Higgins received a B.A. degree in government from the University of Notre Dame and a law degree from Loyola University of Chicago. Mr. Higgins concentrates his practice in the areas of real estate development, finance, acquisition, land use, sales, lending and general corporate business practice. Mr. Higgins previously served as vice president, general counsel and secretary of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment
Fund), Banyan Short Term Income Trust and Semele Group, Inc. (f/k/a Banyan Strategic Land Fund II) (collectively, the "Banyan Funds")and is currently serving in the same position for BSRT Management Corp. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas and also practices law as a sole practitioner.

     JOEL L. TEGLIA. Mr. Teglia, age 39, has served as our vice president and chief financial officer since 1994. Effective December 14, 2000, Mr. Teglia became our executive vice president and chief financial officer. Previously he served as vice president and chief financial officer of each of the Banyan Funds and is currently serving in the same position for BSRT Management Corp. Prior to his appointment, Mr. Teglia provided various services to us in his capacity as controller for BSRT Management Corp. (f/k/a Banyan Management Corp.), a position that he held from 1991 to 1994.

Mr. Teglia is a director of Brass Fund, Inc. Mr. Teglia received a B.A. degree in accounting from the University of Notre Dame and is a certified public accountant.

     LEONARD G. LEVINE. Mr. Levine, age 53, has been our president and chief executive officer since 1990. On August 14, 2000, we suspended Mr. Levine from his duties as president and chief executive officer. Mr. Levine also served as a trustee of ours from September, 1986 until February 1990 and again from 1998 to 2000. Mr. Levine received a bachelors of science/bachelors of arts degree in accounting from Roosevelt University and a masters degree in taxation from DePaul University. Mr. Levine previously served as president of the Banyan Funds. Mr. Levine is a certified public accountant and a licensed real estate broker.

ITEM 11.  COMPENSATION OF TRUSTEES AND EXECUTIVE OFFICERS

      A.    INDEPENDENT TRUSTEE COMPENSATION

     Each independent trustee is paid an annual fee of $20,000, payable quarterly, plus $1,000 for each board or committee meeting attended in person and $500 an hour for each board or committee meeting held by telephonic conference call. We also reimburse each independent trustee for out-of-pocket expenses incurred in attending board meetings. Each person serving as an independent trustee is awarded an option to purchase 2,000 of our common shares ten days after each annual meeting. All options granted to the independent trustees vest and become exercisable in the following installments: (1) fifty percent (50%) on the first anniversary of the grant; and (2) fifty percent (50%) on the second anniversary of the grant.

     In February 2000, our board formed a financial advisory committee to evaluate and explore strategic alternatives designed to maximize shareholder value. The financial advisory committee was comprised of Messrs. Auch, Peck, Levinson and Schafran and has met 24 times in 2000. The financial advisory committee was disbanded on December 21, 2000, following the annual meeting of shareholders on December 14, 2000. The financial advisory committee was deemed no longer necessary because, as of December 14, 2000, the membership of the financial advisory committee and the full board were identical.

      B.    EXECUTIVE COMPENSATION

     This table shows compensation paid to our chief executive officer and our next three most highly compensated executive officers during the last three years ended December 31, 2000.


     (a)                (b)       (c)        (d)         (e)           (f)           (g)       (h)           (i)
                                        ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                   -----------------------------    ----------------------------------
                                                                             AWARDS           PAYOUTS
                                                                    -----------------------   -------
                                                       OTHER        RESTRICTED   SECURITIES
NAME AND                                               ANNUAL         STOCK      UNDERLYING    LTIP      ALL OTHER
PRINCIPAL                       SALARY      BONUS   COMPENSATION     AWARD(S)     OPTIONS/    PAYOUTS   COMPENSATION
POSITION                 YEAR   (2)($)       ($)        ($)            ($)        SARS(#)      ($)        ($) (4)
--------                 ----   ------      -----   ------------    ----------   ----------   -------   ------------
L. G. Schafran,
Interim President and
Chief Executive Officer  2000  $ 73,077   $   0

Leonard G. Levine,
President and
Chief Executive Officer
(Suspended August 14,
2000)(1)(3). . . . . . . 2000  $215,100   $   0
                         1999  $212,217   $101,471
                         1998  $206,100   $146,382

Jay E. Schmidt
Vice President-
  Investments. . . . . . 2000  $145,957   $   0                                                             $280,807
                         1999  $183,053   $ 40,000
                         1998  $170,307   $ 41,908

Neil D. Hansen
First Vice President . . 2000  $131,525   $   0                                                             $342,679
                         1999  $220,732   $ 50,000
                         1998  $205,860   $ 48,990

Joel L. Teglia
Executive Vice President
and Chief Financial
Officer. . . . . . . . . 2000  $152,942   $   0                                                             $204,765
                         1999  $143,208   $ 30,000
                         1998  $126,825   $ 30,755





(1)   As of the fiscal year ended December 31, 2000, Mr. Levine owned 862,504 shares of beneficial interest,
512,504 of which he is restricted from transferring except in compliance with the registration requirements of federal and state securities laws and 350,000 of which are pledged as collateral for his employee stock loan.  The value of these shares as of December 31, 1999, without any discount for the transfer restrictions was $4,743,772.

(2)   Includes the lesser of 3% of base compensation or $4,800 which was contributed by us to each employee's
401(k) plan.  For 1999, due to timing of our bi-weekly pay periods, salary paid includes 1999 salary plus 1/26th of 1998's salary.

(3)   On August 14, 2000, we exercised our rights under our employment agreement with Mr. Levine, by suspending him and placing him on leave from his position as president.  To replace Mr. Levine, our board of trustees has appointed Larry Schafran to the position of interim president and chief executive officer.  Mr. Schafran was also elected to the position of chairman of the board of trustees on October 13, 2000.

(4)   Represents severance payments in settlement of Messrs. Hansen, Schmidt and Teglia's employment agreements dated December 31, 1998.  These amounts include 2000 bonus payments of $30,903 for Mr. Schmidt, $38,725 for Mr.
Hansen and $26,765 for Mr. Teglia.


EMPLOYMENT AGREEMENTS.

     MR. LEVINE. We entered into an employment agreement with Mr. Levine on March 11, 1998, although the agreement became effective retroactively as of October 1, 1997. This term of the agreement expires on December 31, 2001. On December 14, 1999 we amended Mr. Levine's employment agreement to provide for certain rights upon liquidation of the Trust and the immediate vesting of all outstanding options. Under the agreement, we agreed to pay Mr. Levine a base salary equal to $200,000 per year through December 31, 1999 increasing to $210,000 per year during the last two years of the agreement. The agreement also grants Mr. Levine the ability to earn annual incentive compensation equal to 62.5% of the base salary each year, provided that we achieve certain predetermined levels of "funds from operations" increased by .03 for each one percentage point that our actual per share "funds from operations" exceed the target and decreased (but not below zero) by .04 for each one percentage point our actual per share "funds from operations" is below the target amount.

     Mr. Levine was also granted options to purchase 350,000 shares at an exercise price equal to $5.50 per share. The number of shares underlying the options and the exercise price of each option is subject to adjustment from time to time if we: (1) issue or sell additional common shares in exchange for consideration at a price less than the prevailing market price of our shares; (2) issue or sell warrants with exercise prices less than the prevailing market price; (3) declare a dividend or otherwise make a distribution to our shareholders in the form of additional common shares;
(4) subdivide our outstanding common shares into a larger number of common shares; or (5) combine our outstanding common shares into a smaller number of common shares. Mr. Levine exercised all of the options on January 12, 2000. The agreement also requires us to provide Mr. Levine with both life and disability insurance benefits during the term of the agreement, as well as all non-wage benefits we provide to our other salaried employees.

     Mr. Levine's agreement contains provisions that requires us to make certain payments to him upon the occurrence of a "Triggering Event" which is defined as:

 .     the date that a Plan of Liquidation of the Trust becomes effective;
 .     the date on which we sell all or substantially all of our assets;
 .     the date we merge or enter into a business combination with another entity if, among other things, we are not the surviving entity; or
 .     the members of the existing board fail to constitute a majority of the board.

     The agreement also gives us the right to terminate or suspend Mr. Levine under certain circumstances. On August 14, 2000, we suspended Mr. Levine pursuant to our employment agreement with him and have filed a lawsuit alleging that Mr. Levine breached certain fiduciary duties owed to us and that he committed intentional acts that caused material damage to our business or properties. Pending a final ruling by a court, we will comply with the employment agreement including the compensation provisions.

To replace Mr. Levine, our board of trustees appointed Larry Schafran to the position of interim president and chief executive officer.

     MR. SCHAFRAN. On August 14, 2000, following the suspension of Mr. Levine, we engaged Mr. Schafran to become our interim president and chief executive officer. On October 26, 2000, we entered into an employment agreement with Mr. Schafran, the term of which extends until February 13, 2002, unless sooner terminated for "cause," by death or disability, voluntarily by Mr. Schafran, upon a "change in control" of the Trust, or upon Mr. Levine's reinstatement as our president and chief executive officer.

     Under the agreement we will pay Mr. Schafran an annual base salary of $200,000 and an incentive bonus based on the present value of aggregate distributions we make to shareholders during the term of the agreement. We will pay the incentive bonus once our shareholders receive distributions whose aggregate present value is at least $6.25 per share discounted to October 26, 2000 at 12%. The amount of incentive bonus starts at $300,000 and increases as the present value of distributions to our shareholders increases. Additionally, in lieu of the incentive bonus, Mr. Schafran could have received an early completion bonus equal to $300,000 if our shareholders received distributions greater than $6.00 per share on or before December 31, 2000. The early completion bonus is reduced to $225,000 if our shareholders receive distributions greater than $6.00 per share after December 31, 2000 but on or before March 31, 2001.

     If we terminate Mr. Schafran's employment because Mr. Levine is reinstated to his former position, we are obligated to pay Mr. Schafran his entire incentive bonus, based on the present value of the aggregate distributions made to our shareholders, as though his employment had not been terminated. Additionally, if we terminate Mr. Schafran's employment due to his death, disability or a "change in control," we are obligated to pay Mr. Schafran a portion of the incentive compensation equal to the amount of incentive compensation he would have earned had we not terminated his employment, multiplied by a fraction, the numerator of which is the number of days he had served as our interim president and chief executive officer and the denominator of which is 548. Finally, if we terminate the agreement upon our final dissolution and liquidation, we are obligated to pay Mr. Schafran the amount of base salary he would have earned through February 13, 2002 and any earned but unpaid incentive bonus based on the present value of the amount distributed to our shareholders under the plan of liquidation.

     MR. HIGGINS. Effective on September 1, 2000, we entered into an employment agreement with Mr. Higgins whereby he became our first vice president, general counsel and chief operating officer until October 31,
2002.   Mr. Higgins' employment agreement may be terminated prior to its expiration as follows: (1) by us for "cause"; (2) by us upon 60 days prior written notice; (3) by our complete dissolution and liquidation; (4) by Mr. Higgins' death or disability; or (5) voluntarily by Mr. Higgins. Under the agreement, Mr. Higgins becomes our full-time employee, however, he is allowed to perform legal services for clients. Mr. Higgins' initial base salary is $260,000 with automatic 5% increases on January 1, 2001 and 2002.

Unless we terminate Mr. Higgins' employment for "cause" or Mr. Higgins terminates it voluntarily, upon expiration of the term of the agreement, we will pay Mr. Higgins a severance payment of one year's salary and a bonus equal to 50% of the aggregate amount of base salary Mr. Higgins earned from November 1, 2000 to the end of the agreement. "Cause" is defined in the agreement as: (1) conduct amounting to fraud or wilful misconduct, (2) any material act of dishonesty, (3) the conviction of Mr. Higgins of a felony crime, and (4) a material breach of the agreement by Mr. Higgins which remains uncured for a period of five business days following notice of such breach. Additionally, Mr. Higgins may terminate the agreement if: (A) the members of our board as of the date of the agreement fail to constitute a majority of the board; (B) our shareholders adopt a plan of liquidation without our board's approval or recommendation; (C) we sell all of our real estate properties or business; (D) we combine with another entity and our shareholders immediately prior to the combination fail to retain a majority of the voting securities of the surviving entity; (E) any person or entity becomes the beneficial owner of a majority of our voting shares; (F) we relocate our executive offices to a location in excess of 100 miles outside of the Chicago Loop area; (G) we breach the agreement in a material respect which we fail to cure within five business days of notice of such breach; and (H) a material diminution of Higgins' duties, responsibilities or authority occurs.

     MESSRS. HANSEN, SCHMIDT AND TEGLIA. We also had employment agreements with each of Messrs. Hansen, Schmidt and Teglia. Pursuant to these agreements, we were obligated to pay Messrs. Hansen, Schmidt and Teglia annual base salaries equal to $213,040, $176,680 and $138,240 respectively.

On October 1, 2000 we entered into agreements with Messrs. Schmidt and Hansen terminating their employment and settling all claims for severance pay. On November 1, 2000 we entered into a new employment agreement with Mr. Teglia.

     MR. TEGLIA. On November 1, 2000, we entered into a new agreement with Mr. Teglia whereby he became our executive vice president and chief financial officer following the annual meeting until October 31, 2002. Mr. Teglia's agreement may be terminated for the same reasons enumerated in Mr. Higgins' agreement. Upon execution of the agreement, we paid to Mr. Teglia a severance payment of $204,765 in settlement of our obligations to him under his prior employment agreement. Under the new agreement, Mr. Teglia's initial annual base salary is $181,120, which is increased to $200,000 on January 1, 2001 and $210,000 on January 1, 2002. Additionally, unless we terminate Mr. Teglia's employment for "cause" or Mr. Teglia terminates it voluntarily, upon expiration of the term of the agreement, we will pay Mr. Teglia a bonus equal to 50% of the aggregate amount of base salary Mr. Teglia earned during the term of the agreement. The definition of "cause" in Mr. Teglia's agreement is identical to the definition set forth in Mr. Higgins' agreement.

STOCK OPTION GRANTS

     We did not grant any options to purchase shares of beneficial interest during the year ended December 31, 2000 to any of our executive officers. On December 26, 2000 we granted options to purchase shares of beneficial interest to each of our independent trustees in accordance with our Executive and Director Stock Option Plan. The table below sets forth the aggregated option exercises and year-end option value for 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUE
              ---------------------------------------------------
(a)                     (b)        (c)         (d)              (e)
                                              Number of
                                             Securities        Value of
                                             Underlying       Unexercised
                                             Unexercised      In-the-Money
                                            Options/SARs at  Options/SARs at
                                             FY-End (#)        FY-End ($)
                     Shares
                    Acquired on    Value     Exercisable/     Exercisable/
Name                 Exercise     Realized   Unexercisable    Unexercisable
----                ----------- ---------------------------  ---------------

Leonard G. Levine. . 350,000(1)    $ 65,800        0 / 0           $0 / $0

Larry G. Schafran. .   --             --

Jay E. Schmidt . . .   3,334       $  4,528        0 / 0           $0 / $0
                      36,000(1)    $    0

Neil D. Hansen . . .   3,334       $  4,318        0 / 0           $0 / $0
                      36,000(1)    $    0

Joel L. Teglia . . .  29,000(1)    $    0      3,335 / 0       $4,736 / $0

Note 1. Represents options exercised with the proceeds from a non-recourse loan offered by the company to its employees as of December 31, 1999 at an annual rate of interest of 6.5%.

     All of the options granted vested on December 13, 1999 because there occurred a "change in control" as that term was defined in our Executive and Director Omnibus Stock Option Plan. The "change in control" occurred because on that date, the members of our board as of the effective date of the Plan failed to constitute a majority of the members of our board. In addition, in December 1999, we offered all of our current employees and advisors who hold options the opportunity to exercise all of the vested but unexercised options with the proceeds of a loan from us. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Each person is required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal and interest on the loan. We loaned approximately $3.2 million to these persons. All loans will mature in five years; provided that any person who terminates his or her employment or whom we terminate is required to repay the loan and all accrued interest by surrendering the shares securing the loan or by tendering sufficient funds to pay all amounts owing within one month of terminating employment. Pursuant to our Severance and Retention Program for non-contract employees, we have extended the term of any note made by a terminated employee or will extend the term of any note made by any other employee we choose to terminate, to the date upon which the last of these notes comes due.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 16, 2001 regarding the number and percentage of our outstanding common shares beneficially owned by: (1) each trustee; (2) each executive officer; and
(3) all trustees and executive officers as a group. The table also sets forth information as of December 31, 2000 with respect to any person known to us to be the beneficial owner of more than five percent of our outstanding common shares. Information with respect to Morgens Waterfall Income Partners, L.P., Kensington Investment Group, Inc., and Magten Asset Management Corp. listed in the table below, including the notes, is based solely on copies of statements filed under Section 13(d) or 13(g) of the Exchange Act, and we have not independently confirmed this information. Share amounts and percentages shown for each person or entity are adjusted to give effect to common shares that are not outstanding but may be acquired by a person or entity upon exercise of all options exercisable by such entity or person within sixty days of the date of the date hereof. However, those common shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding common shares beneficially owned by any other person.

                                      Amount and
                                       Nature of
Name and Address of                  Beneficially        Percent
  Beneficial Owner                       Owned           of Class
--------------------                ---------------     ----------

Morgens Waterfall Income               3,391,074           21.9%
Partners, L.P. (1)
  Restart Partners, L.P.
  Restart Partners II, L.P.
  Restart Partners III, L.P.
  Restart Partners IV, L.P.
  Restart Partners V, L.P.
  Endowment Restart, L.L.C.
10 East 50th Street
New York, NY  10022

Kensington Investment Group, Inc. (2)  2,471,056           17.3%
  Mellon Bank, N.A. as Trustee for
  the General Motors Employees
Domestic Group Pension Trust
  350 East 21st Street
  New York, New York  10010

Magten Asset Management Corp. (3)       743,750            5.2%

Four Orinda Way
  Suite 220D
  Orinda, CA 94563

Daniel Levinson (4)                      1,000               *

                                      Amount and
                                       Nature of
Name and Address of                  Beneficially        Percent
  Beneficial Owner                       Owned           of Class
--------------------                ---------------     ----------

Leonard G. Levine,                     862,504             6.0%
  President (5)

Stephen M. Peck (4)                      1,000               *

L.G. Schafran,                           1,000               *
  Interim President and CEO (4)

Robert G. Higgins,                      40,642               *
  First Vice President,
  General Counsel,
  Chief Operating Officer and
  Assistant Secretary (4)(5)

Joel J. Teglia,                         36,974               *
  Chief Financial Officer (4)(5)

Walter E. Auch, Sr. (4)                  5,000               *

All Trustees and                        948,120            6.6%
Named Executive Officers
of the Trust, as a group
(eight persons)

--------------------

*  less than 1%

(1) Includes the conversion of 61,572 shares of convertible preferred stock, which can be converted into 1,195,573 of our common shares at a price of $5.15 per share. Certain affiliates of Morgens Waterfall Income Partners, L.P. have filed reports with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 2000, (i) Morgens Waterfall Income Partners, L.P. owns 83,315 common shares; (ii) Restart Partners, L.P. owns 418,768 common shares; (iii) Restart Partners II, L.P. owns 692,830 common shares; (iv) Restart Partners III, L.P. owns 482,350 common shares; (v) Restart Partners IV, L.P. owns 304,758 common shares; (vi) Restart Partners V, L.P. owns 100,855 common shares; (vii) Endowment Restart, L.L.C. owns 109,625 common shares. Although John C. Waterfall and Edwin H. Morgens do not directly own any common shares, each of them may be deemed an indirect beneficial owner of 2,192,501 common shares by virtue of their effective control over the operation of each of the affiliated entities listed above. Furthermore, Morgens Waterfall Capital, L.L.C. may be deemed an owner of 83,315 common shares by virtue of its position as general partner of Morgens Waterfall Income Partners, L.P.

(2) According to filings made with the SEC, Kensington Investment Group, Inc. ("Kensington") is an investment advisor registered under the Investment Advisors Act of 1940. Kensington has filed reports with the SEC pursuant to Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 2000, Kensington has sole dispositive power over 2,471,056 common shares, and sole voting power over 2,471,056 common shares.

(3) According to filings made with the SEC, Magten Asset Management Corp. ("Magten") is an investment advisor registered under the Investment Advisors Act of 1940. Magten has filed reports with the SEC pursuant to
Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 2000, Magten has shared dispositive power over 743,750 common shares, and shared voting power over 210,150 common shares.

(4) Includes options to purchase 3,335 shares for Mr. Teglia, 5,000 shares for Mr. Auch and 1,000 shares for each of Messrs. Levinson, Peck and Schafran.

(5) Includes shares purchased on January 12, 2000 pursuant to the aforementioned employee stock loan program as follows: Mr. Levine, 350,000 shares; Mr. Higgins, 30,335 shares; and Mr. Teglia, 29,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first eight months of 2000, we paid no salary to, but purchased legal services from, Robert G. Higgins, our vice president, secretary and general counsel. We paid Mr. Higgins, in the aggregate, $246,405 for these services. We also provided Mr. Higgins with office space and equipment. Mr. Higgins did not pay any rent for the use of office space and equipment. Instead, Mr. Higgins billed us at a discounted rate. Mr. Higgins also reimbursed us for the cost of two full-time and certain part-time employees. For the first eight months of 2000, Mr. Higgins reimbursed us for a total of $136,815. On September 1, 2000, Mr. Higgins became our full time employee, as did the employees whose salaries were reimbursed to us by Mr. Higgins. During the fiscal year ended December 31, 2000, we paid Adam Levine, the son of Mr. Levine, $125,916 for services rendered to us as an employee. We also provided Adam Levine with benefits customarily provided to our other employees. On October 31, 2000, we terminated the employment of Adam Levine as part of our Retention and Severance Program and paid him a severance payment in accordance with that program equal to $90,762.

     On January 12, 2000, our employees exercised their vested options to purchase 575,337 of our common shares with the proceeds of loans from us. See "Compensation of Trustees and Executive Officers" above for details of the loan program. The table below shows the original amounts outstanding and the loan balances on December 31, 2000 due from our executive officers and Adam Levine.

                                   Original              Balance at
Name                                Amount           December 31, 2000
----                              ----------         -----------------

Leonard G. Levine                 $1,925,000              $1,864,921
Jay E. Schmidt                    $  213,500              $  208,223
Neil D. Hansen                    $  213,500              $  208,223
Joel L. Teglia                    $  170,875              $  166,560
Robert G. Higgins                 $  173,735              $  168,930
Adam Levine                       $   95,493              $   92,691



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)      (1)           Financial Statements of the Company are set forth
in this report in Item 8.


             (2) Financial Statement Schedule is set forth in this report in Item 8.

    (b)      Reports on Form 8-K:

             .   dated August 17, 2000, filed October 25, 2000 including
                 Item 7; and

             .   dated and filed October 25, 2000 including Item 7; and

             .   dated and filed November 9, 2000 including Item 9.

    (c)      Exhibits (see Exhibit Index included elsewhere herein).

    (d)      None.

                                  SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:   /s/ L.G. Schafran                            Date:  March 9, 2001
      L.G. Schafran, Interim President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



By:   /s/ L.G. Schafran                            Date:  March 9, 2001
      L.G. Schafran, Interim President
      and Trustee



By:   /s/ Joel L. Teglia                           Date:  March 9, 2001
      Joel L. Teglia, Executive Vice President
      and Chief Financial Officer



By:   /s/ Walter E. Auch, Sr.                      Date:  March 9, 2001
      Walter E. Auch, Sr., Trustee



By:   /s/ Daniel Levinson                          Date:  March 9, 2001
      Daniel Levinson, Trustee



By:   /s/ Stephen M. Peck                          Date:  March 9, 2001
      Stephen M. Peck, Trustee

EXHIBIT
 INDEX
-------

 2.1      Plan of Termination and Liquidation (1)

 3.1 Third Amended and Restated Declaration of Trust dated as of August 8, 1986, as amended on March 8, 1991, May 1, 1993, August 12, 1998 and December 13, 1999, including Certificate of designations, preferences and rights of Series A convertible preferred shares. (2)

 3.2 First Amendment of Third Amended and Restated Declaration of Trust effective December 13, 1999. (3)

 3.3      By-Laws dated March 13, 1996. (4)

 3.4      BSRT UPREIT Limited Partnership Limited Partnership Agreement (5)

 4.1 Convertible Term Loan Agreement dated as of October 10, 1997 among Banyan Strategic Realty Trust, as Borrower, and the Entities listed therein, as Lenders. (6)

 4.2 First Amendment to Convertible Term Loan Agreement dated as of March 30, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (7)

 4.3 Second Amendment to Convertible Term Loan Agreement dated as of June 26, 1998 made by and among Banyan Strategic Realty Trust and the Entities listed therein, as Lenders. (8)

 4.4 Revolving Credit Agreement dated April 30, 1998 among Banyan Strategic Realty Trust, as Borrower and the Capital Company of America, as Lender. (9)

 4.5 Loan Agreement dated May 22, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newtown Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America, as Lender. (8)

 4.6 First Amendment to Loan Agreement dated September 11, 1998 among BSRT Fountain Square L.L.C., BSRT Phoenix Business Park L.L.C., BSRT Newton Trust, BSRT Southlake L.L.C., BSRT Technology Center L.L.C., BSRT Airways Plaza L.L.C., BSRT Peachtree Pointe L.L.C., BSRT Avalon Center L.L.C., BSRT Sand Lake Tech Center L.L.C., BSRT Park Center L.L.C., BSRT Metric Plaza L.L.C., and BSRT University Corporate Center L.L.C., as Borrower, and the Capital Company of America LLC, as Lender. (10)

 4.7 Loan Agreement dated June 22, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America, as Lender. (8)

 4.8 First Amendment to Loan Agreement dated September 11, 1998 between Banyan/Morgan Wisconsin L.L.C., and Banyan/Morgan Elmhurst L.L.C., as Borrower and the Capital Company of America LLC, as Lender. (10)

10.1      Employment Agreement of L.G. Schafran dated October 26, 2000.
(14)

10.2      Employment Agreement of Leonard G. Levine as of December 14,
1999. (2)

EXHIBIT
 INDEX
-------

10.3      Employment Agreement of Leonard G. Levine as of October 1, 1997.
(11)

10.4      Employment Agreement of Joel L. Teglia dated November 1, 2000.
(14)

10.5      Employment Agreement of Joel L. Teglia dated December 31, 1998.
(5)

10.6      Employment Agreement of Robert G. Higgins dated September 1,
2000. (14)

10.7      Separation Agreement of Neil Hansen dated October 1, 2000.  (14)

10.8      Employment Agreement of Neil Hansen dated December 31, 1998. (5)

10.9      Separation Agreement of Jay Schmidt dated October 1, 2000. (14)

10.10     Employment Agreement of Jay Schmidt dated December 31, 1998. (5)

10.11     1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (12)

10.12 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (6)

10.13 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (6)

10.14 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (5)

10.15 Consulting Agreement dated as of February 18, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust.
(13)

10.16 Modification to Consulting Agreement dated as of May 31, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (13)

10.17     Purchase and Sale Agreement dated January 8, 2001. (1)

21.       Subsidiaries of Banyan Strategic Realty Trust (*)

23.       Consent of Independent Auditors (*)

--------------------

          (*)     Filed herewith.

          (1) Incorporated by reference from the Trust's Form 8-K dated January 8, 2001.

          (2) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1999.

          (3) Incorporated by reference from the Trust's Form 10-Q dated March 31, 2000.

          (4) Incorporated by reference from the Trust's Registration Statement on Form S-11 (file number 33-4169).

          (5) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 1998.

          (6) Incorporated by reference from the Trust's Form 8-K dated October 14, 1997.

          (7) Incorporated by reference from the Trust's Form 10-K/A for the year ended December 31, 1997.

          (8) Incorporated by reference from the Trust's Form 8-K dated May 22, 1998.

          (9) Incorporated by reference from the Trust's Form 10-Q dated March 31, 1998.

          (10) Incorporated by reference from the Trust's Form 8-K/A-1 dated August 14, 1998.

          (11) Incorporated by reference from the Trust's Form 10-K dated December 31, 1997.

          (12) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 1997.

          (13) Incorporated by reference from the Trust's Form 10-Q for the quarter ended June 30, 2000.

          (14) Incorporated by reference from the Trust's Form 10-Q for the quarter ended September 30, 2000.