Form 10-Q
period 2001-03-31
BANYAN STRATEGIC REALTY TRUST
filed 2001-05-15
CIK 790817

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           Form 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001.

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



           Shares of beneficial interest outstanding
                as of May 11, 2001:  15,488,137

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                 BANYAN STRATEGIC REALTY TRUST

      Consolidated Statement of Net Assets in Liquidation
                      (Liquidation Basis)

                        March 31, 2001
                          (Unaudited)
                    (Dollars in thousands)


ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land . . . . . . . . . . . . . . . . . . .     $   36,445
  Building . . . . . . . . . . . . . . . . .        123,219
  Building Improvements. . . . . . . . . . .         20,150
                                                 ----------
                                                    179,814
  Less: Accumulated Depreciation . . . . . .        (19,628)
                                                 ----------
                                                    160,186
                                                 ----------
Investment in Real Estate, at cost:
  Building . . . . . . . . . . . . . . . . .         25,389
  Building Improvements. . . . . . . . . . .          1,175
                                                 ----------
                                                     26,564
  Less:  Accumulated Depreciation. . . . . .         (3,499)
                                                 ----------
                                                     23,065
                                                 ----------
Cash and Cash Equivalents. . . . . . . . . .          3,937
Restricted Cash - Capital Improvements . . .          1,135
Restricted Cash - Other. . . . . . . . . . .          1,687
Interest and Accounts Receivable . . . . . .          1,305
Other Assets . . . . . . . . . . . . . . . .            168
                                                 ----------
Total Assets . . . . . . . . . . . . . . . .     $  191,483
                                                 ==========


LIABILITIES
-----------

Mortgage Loans Payable . . . . . . . . . . .     $  115,047
Bonds Payable. . . . . . . . . . . . . . . .          4,200
Accounts Payable and Accrued Expenses. . . .          3,305
Accrued Real Estate Taxes. . . . . . . . . .          1,441
Accrued Interest Payable . . . . . . . . . .            653
Unearned Revenue . . . . . . . . . . . . . .            772
Security Deposits. . . . . . . . . . . . . .          1,484
                                                 ----------
Total liabilities. . . . . . . . . . . . . .        126,902

Minority Interest. . . . . . . . . . . . . .          2,360
                                                 ----------
Net Assets in Liquidation. . . . . . . . . .     $   62,221
                                                 ==========




          The accompanying notes are an integral part of the consolidated financial statements.

                 BANYAN STRATEGIC REALTY TRUST

Consolidated Statement of Changes in Net Assets in Liquidation
                      (Liquidation Basis)

                        March 31, 2001
                          (Unaudited)
                    (Dollars in thousands)





Shareholders' Equity at December 31, 2000
  (Going concern basis). . . . . . . . . . . . .   $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs. . . . . . .       (810)
  Elimination of Intangible Assets . . . . . . .     (5,470)
                                                   --------

Net Assets in Liquidation at December 31, 2000 .     61,070

Interest Income on Cash and Cash Equivalents . .         67

Operating Income . . . . . . . . . . . . . . . .      2,509

Recovery of Losses on Loans, Notes and
  Interest Receivable. . . . . . . . . . . . . .        870

Depreciation . . . . . . . . . . . . . . . . . .     (1,616)

Minority Interest in Consolidated Partnerships .       (153)

Issuance of Shares . . . . . . . . . . . . . . .         54

Distributions Paid to Shareholders . . . . . . .       (580)
                                                   --------

Net Assets in Liquidation at March 31, 2001. . .   $ 62,221
                                                   ========


























          The accompanying notes are an integral part of the consolidated financial statements.

                 BANYAN STRATEGIC REALTY TRUST

                  Consolidated Balance Sheet

                       December 31, 2000
                          (Unaudited)
                    (Dollars in Thousands)

ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land . . . . . . . . . . . . . . . . . . . . .   $ 36,445
  Building . . . . . . . . . . . . . . . . . . .    148,608
  Building Improvements. . . . . . . . . . . . .     20,633
                                                   --------
                                                    205,686
  Less: Accumulated Depreciation . . . . . . . .    (21,511)
                                                   --------
                                                    184,175
                                                   --------
Cash and Cash Equivalents. . . . . . . . . . . .      2,393
Restricted Cash - Capital Improvements . . . . .      1,200
Restricted Cash - Other. . . . . . . . . . . . .      1,178
Interest and Accounts Receivable . . . . . . . .      1,344
Deferred Financing Costs (Net of Accumulated
  Amortization of $1,620). . . . . . . . . . . .      1,219
Deferred Leasing Commissions, Net of Accumulated
  Amortization of $2,165 . . . . . . . . . . . .      2,612
Other Assets . . . . . . . . . . . . . . . . . .      1,936
                                                   --------
Total Assets . . . . . . . . . . . . . . . . . .   $196,057
                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable . . . . . . . . . . . . .   $115,452
Bonds Payable. . . . . . . . . . . . . . . . . .      4,200
Unsecured Loan Payable . . . . . . . . . . . . .      --
Accounts Payable and Accrued Expenses. . . . . .      3,147
Accrued Real Estate Taxes Payable. . . . . . . .        898
Accrued Interest Payable . . . . . . . . . . . .        676
Unearned Revenue . . . . . . . . . . . . . . . .        578
Security Deposits. . . . . . . . . . . . . . . .      1,439
                                                   --------
Total Liabilities. . . . . . . . . . . . . . . .    126,390
                                                   --------

Minority Interest in Consolidated Partnerships .      2,317

Shareholders' Equity
Series A Non-Voting Convertible Preferred Shares,
  No Par Value, 200,000 Shares Authorized, 61,572 Shares
  Issued and Outstanding . . . . . . . . . . . .      6,157
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,805,289 Shares Issued 124,559
Accumulated Deficit. . . . . . . . . . . . . . .    (52,856)
Employees' Notes . . . . . . . . . . . . . . . .     (3,144)
Treasury Shares at Cost, 1,522,649 Shares. . . .     (7,366)
                                                   --------
Total Shareholders' Equity . . . . . . . . . . .     67,350
                                                   --------
Total Liabilities and Shareholders' Equity . . .   $196,057
                                                   ========


          The accompanying notes are an integral part of the consolidated financial statements.

                 BANYAN STRATEGIC REALTY TRUST

             Consolidated Statement of Operations

              For the Three Months March 31, 2000
                          (Unaudited)
         (Dollars in thousands, except per share data)



REVENUE
  Rental Income. . . . . . . . . . . . . . . . .   $  8,135
  Operating Cost Reimbursement . . . . . . . . .        869
  Miscellaneous Tenant Income. . . . . . . . . .         71
  Income on Investments and Other Income . . . .        275
                                                   --------
Total Revenue. . . . . . . . . . . . . . . . . .      9,350
                                                   --------

EXPENSES
  Property Operating . . . . . . . . . . . . . .      1,110
  Repairs and Maintenance. . . . . . . . . . . .        894
  Real Estate Taxes. . . . . . . . . . . . . . .        734
  Interest . . . . . . . . . . . . . . . . . . .      2,367
  Ground Lease . . . . . . . . . . . . . . . . .        229
  Depreciation and Amortization. . . . . . . . .      1,630
  General and Administrative . . . . . . . . . .      1,012
  Amortization of Deferred Financing Costs . . .         64
                                                   --------
Total Expenses . . . . . . . . . . . . . . . . .      8,040
                                                   --------

Income Before Minority Interest and Extraordinary Item1,310
Minority Interest in Consolidated Partnerships .       (126)
                                                   --------

Income Before Extraordinary Item . . . . . . . .      1,184
Extraordinary Item . . . . . . . . . . . . . . .        (42)
                                                   --------

Net Income . . . . . . . . . . . . . . . . . . .      1,142
Less Income Allocated to Preferred Shares. . . .       (123)
                                                   --------

Net Income Available to Common Shares. . . . . .   $  1,019
                                                   ========


Basic and Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income Before Extraordinary Item . . . . . . .   $   0.07
                                                   ========

  Net Income . . . . . . . . . . . . . . . . . .   $   0.07
                                                   ========












          The accompanying notes are an integral part of the consolidated financial statements.

                 BANYAN STRATEGIC REALTY TRUST

             Consolidated Statement of Cash Flows

           For the Three Months Ended March 31, 2000
                          (Unaudited)
                    (Dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . $  1,142
Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Extraordinary Item . . . . . . . . . . . . . . .       42
  Depreciation and Amortization. . . . . . . . . .    1,694
  Minority Interest in Consolidated Partnerships .      126
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . .     (510)
    Interest and Accounts Receivable . . . . . . .       71
    Other Assets . . . . . . . . . . . . . . . . .     (261)
    Accounts Payable and Accrued Expenses. . . . .     (780)
    Accrued Interest Payable . . . . . . . . . . .      (68)
    Accrued Real Estate Taxes Payable. . . . . . .      579
    Unearned Revenue . . . . . . . . . . . . . . .      (80)
    Security Deposits. . . . . . . . . . . . . . .       98
                                                   --------
Net Cash Provided By Operating Activities. . . . .    2,053
                                                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate . . . .   (1,101)
    Earnest Money Deposits . . . . . . . . . . . .    --
    Restricted Cash - Capital Improvements . . . .      153
                                                   --------
Net Cash Used In Investing Activities  . . . . . .     (948)
                                                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Minority Partners . . . . . . .      (66)
  Deferred Financing Costs . . . . . . . . . . . .    --
  Payment of Preferred Shares Issuance Costs . . .      (30)
  Repayment of Employees' Notes. . . . . . . . . .       45
  Principal Payments on Mortgage Loans, Bonds Payable
    and Unsecured Loan Payable . . . . . . . . . .   (7,626)
  Distributions Paid to Shareholders . . . . . . .   (1,695)
  Payment of Preferred Distributions . . . . . . .     (123)
  Prepayment Penalties on Early Extinguishment of Debt   (6)
  Shares Issued, Net of Issuance Costs . . . . . .      206
                                                   --------
Net Cash Used In Financing Activities. . . . . . .   (9,295)
                                                   --------
Net Decrease In Cash and Cash Equivalents. . . . .   (8,190)
Cash and Cash Equivalents at Beginning of Period .   13,097
                                                   --------
Cash and Cash Equivalents at End of Period . . . . $  4,907
                                                   ========

Supplemental Information:
  Interest Paid During the Period. . . . . . . . . $  2,435
                                                   ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion. . . . . . . . . $  6,157
                                                   ========
  Employees' Notes . . . . . . . . . . . . . . . . $  3,238
                                                   ========



          The accompanying notes are an integral part of the consolidated financial statements.

                 BANYAN STRATEGIC REALTY TRUST

          Notes to Consolidated Financial Statements
                        March 31, 2001
                          (Unaudited)
         (Dollars in thousands, except per share data)


1.   FINANCIAL STATEMENT PRESENTATION

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 2000 which are included in the Trust's 2000 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     Certain reclassifications have been made to the previously reported 2000 consolidated financial statements in order to provide comparability with the 2001 consolidated financial statements. These reclassifications have not changed the 2000 results.


2.   LIQUIDATION OF THE TRUST

     On January 8, 2001, the Trust entered into a Purchase and Sale Agreement to sell all of its real estate assets to Denholtz Management Corporation ("Denholtz") for $226 million plus the cost of all prepayment penalties and assumption fees related to our mortgage debt. The contract contains certain conditions to closing including a due diligence period during which the buyer had the right to terminate the contract for any reason without penalty until March 30, 2001. Pursuant to the First Amendment to Purchase and Sale Agreement, the due diligence period was extended until April 9, 2001.

     On April 9, 2001, the Trust entered into the Second Amendment to Purchase and Sale Agreement to, among other things, make the purchaser's initial earnest money of $1.5 million non-refundable as of that date and to make an additional deposit of approximately $0.8 million non-refundable as of April 30, 2001, thereby increasing the total non-refundable earnest money deposit to approximately $2.3 million. In addition, the closing date for all but three properties was scheduled for May 11, 2001, with an automatic extension to as late as June 11, 2001, if various lender requirements cannot be met by the earlier date. Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the contract of sale with Denholtz. The closing for this property is scheduled for December 19, 2001. The Trust is permitted to sell the other two properties - its Riverport property in Louisville, Kentucky and its Northlake Festival Shopping Center in Atlanta, Georgia - to third parties or the Trust may elect to "put" these properties to Denholtz at agreed upon prices any time between the initial closing and January of 2002. All of the Trust's properties, except for the two "put" properties have been classified as held for sale in the Trust's financial statements.

     On May 11, 2001, the closing was adjourned by Denholtz, who has the responsibility for the defeasance of the Trust's securitized debt, to obtain rating agency approval of the defeasance transaction. On the same date the Trust entered into the Third Amendment to the Purchase and Sale Agreement, which requires the Trust to provide affiliates of Denholtz with unsecured purchase money financing in the amount of $3 million. Two notes, each in the amount of $1.5 million will be delivered at closing. The notes will bear interest at a rate equal to 12 percent per annum, require monthly payment of interest only and are due on June 30, 2002. Furthermore, the third amendment provides resolution to certain disputed closing proration items, the net result of which is a proration adjustment in favor of Denholtz of approximately $0.2 million. The closing is expected to resume and be concluded on or before May 21, 2001.

     Following the initial closing, the sum of $1 million will remain in escrow to secure Denholtz's performance under the deferred closings. Furthermore, the contract amendment reduced the total sales proceeds that the Trust could recover if Denholtz ultimately purchases all of the Trust's properties to $224 million from $226 million.

     In anticipation of the sale of the Trust's real estate assets, the Trustees, on January 5, 2001, adopted a Plan of Termination and Liquidation under which the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders. Effective as of January 5, 2001, the Trust adopted the liquidation basis of accounting.


3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000:

Numerator:
  Income Available to Common Shares Before
    Extraordinary Item . . . . . . . . . . . . . $    1,061
  Extraordinary Item . . . . . . . . . . . . . .        (42)
                                                 ----------
      Net Income Available to Common Shares  . . $    1,019
                                                 ==========

Denominator:
  Denominator for basic earnings per weighted-average
    shares . . . . . . . . . . . . . . . . . . . 14,073,785

  Effect of dilutive securities - Employee stock
    options. . . . . . . . . . . . . . . . . . .      5,447
                                                 ----------
    Denominator for diluted earnings per share-adjusted
      weighted-average shares and assumed conversions14,079,232
                                                 ==========

Basic and Diluted Earnings Available to Common Shares
 Per weighted-average Common Share:
  Income Before Extraordinary Item . . . . . . . $     0.07
  Extraordinary Item . . . . . . . . . . . . . .      --
                                                 ----------
      Net Income . . . . . . . . . . . . . . . . $     0.07
                                                 ==========

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

     Information by business segments is set forth below:

                                                 Three Months
                                                    Ended
                                                   March 31,
                                                    2000
                                                 ------------
Revenue
  Flex/Industrial. . . . . . . . . . . . . . . . .  $  2,805
  Office . . . . . . . . . . . . . . . . . . . . .     5,149
  Retail . . . . . . . . . . . . . . . . . . . . .     1,124
  Corporate/Other. . . . . . . . . . . . . . . . .       272
                                                    --------
                                                    $  9,350
                                                    ========
Income (Loss) Before Extraordinary Item
  Flex/Industrial. . . . . . . . . . . . . . . . .  $    696
  Office . . . . . . . . . . . . . . . . . . . . .     1,102
  Retail . . . . . . . . . . . . . . . . . . . . .       130
  Corporate/Other. . . . . . . . . . . . . . . . .      (744)
                                                    --------
                                                    $  1,184
                                                    ========

                                                     As of
                                                    March 31,
                                                      2000
                                                    --------
Total Assets
  Flex/Industrial. . . . . . . . . . . . . . . . .  $ 68,756
  Office . . . . . . . . . . . . . . . . . . . . .   106,458
  Retail . . . . . . . . . . . . . . . . . . . . .    18,246
  Corporate/Other. . . . . . . . . . . . . . . . .     4,735
                                                    --------
                                                    $198,195
                                                    ========

                                                 Three Months
                                                    Ended
                                                   March 31,
                                                    2000
                                                 ------------
Depreciation and Amortization
  Flex/Industrial. . . . . . . . . . . . . . . . .  $    572
  Office . . . . . . . . . . . . . . . . . . . . .       914
  Retail . . . . . . . . . . . . . . . . . . . . .       144
                                                    --------
                                                    $  1,630
                                                    ========
Interest Expense
  Flex/Industrial. . . . . . . . . . . . . . . . .  $    754
  Office . . . . . . . . . . . . . . . . . . . . .     1,284
  Retail . . . . . . . . . . . . . . . . . . . . .       329
                                                    --------
                                                    $  2,367
                                                    ========

Additions to Investment in Real Estate
  Flex/Industrial. . . . . . . . . . . . . . . . .  $    308
  Office . . . . . . . . . . . . . . . . . . . . .       792
  Retail . . . . . . . . . . . . . . . . . . . . .         1
                                                    --------
                                                    $  1,101
                                                    ========

5.   SUBSEQUENT EVENTS

     Conversion of Series A Convertible Preferred Shares

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares. The Series A convertible preferred shares paid quarterly preferred dividends at rate of 10% per annum and were convertible into common shares at a conversion price of $5.15 per share. On April 17, 2001, 61,572 Series A convertible preferred shares were converted into 1,195,574 common shares.

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

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" in the annual report on Form 10-K for the year ended December 31, 2000 for a more complete discussion.

     On January 8, 2001, we entered into a Purchase and Sale Agreement to sell all our real estate assets to Denholtz Management Corporation ("Denholtz") for $226 million plus the cost of all prepayment penalties and assumption fees related to our mortgage debt. The contract contains certain conditions to closing including a due diligence period during which the buyer had the right to terminate the contract for any reason without penalty until March 30, 2001. Pursuant to the First Amendment to Purchase and Sale Agreement, the due diligence period was extended until April 9, 2001.

     On April 9, 2001, we entered into the Second Amendment to Purchase and Sale Agreement to, among other things, make the purchaser's initial earnest money of $1.5 million non-refundable as of that date and to make an additional deposit of approximately $0.8 million non-refundable as of April 30, 2001, thereby increasing the total non-refundable earnest money deposit to approximately $2.3 million. In addition, the closing date for all but three properties was scheduled for May 11, 2001, with an automatic extension to as late as June 11, 2001, if various lender requirements cannot be met by the earlier date. Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the contract of sale with Denholtz. The closing for this property is scheduled for December 19, 2001. We are permitted to sell the other two properties, our Riverport property in Louisville, Kentucky and our Northlake Festival Shopping Center in Atlanta, Georgia to third parties or we may elect to "put" these properties to Denholtz at agreed upon prices any time between the initial closing and January of 2002. All of our properties, except for the two "put" properties have been classified as held for sale in the Trust's financial statements.

     On May 11, 2001, the closing was adjourned by Denholtz, who has the responsibility for the defeasance of our securitized debt, to obtain rating agency approval of the defeasance transaction. On the same date we entered into the Third Amendment to the Purchase and Sale Agreement, which requires us to provide affiliates of Denholtz with unsecured purchase money financing in the amount of $3 million. Two notes, each in the amount of $1.5 million will be delivered at closing. The notes will bear interest at a rate equal to 12 percent per annum, require monthly payment of interest only and are due on June 30, 2002. Furthermore, the Third Amendment provides resolution to certain disputed closing proration items, the net result of which is a proration adjustment in favor of Denholtz of approximately $0.2 million. The closing is expected to resume and be concluded on or before May 21, 2001.

     Following the initial closing, the sum of $1 million will remain in escrow to secure Denholtz's performance under the deferred closings. Furthermore, the contract amendment reduced the total sales proceeds that the Trust could recover if Denholtz ultimately purchases all of the Trust's properties to $224 million from $226 million.

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust, which owns and operates primarily office and flex/industrial properties. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan")under which our Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to our shareholders.

RESULTS OF OPERATIONS

     As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ending March 31, 2001. Therefore, operations for the three months ending March 31, 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the March 31, 2000 results are reported on a going concern basis on the Consolidated Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income.
We do, however, deduct leasing commissions in the computation of Operating Income. As a result of these differences, the results of the quarter ending March 31, 2001 are not comparable to the results for the quarter ending March 31, 2000.

     Prior to reporting the operating activity for quarter ending March 31, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $5.5 million related to the write off of certain intangible assets, specifically leasing commissions and deferred financing fees, that were included in our total assets as at December 31, 2000. In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the company.

     For the three months ending March 31, 2001, our Net Assets in Liquidation increased by approximately $1.1 million from approximately $61.1 million at December 31, 2000 to approximately $62.2 million at March 31, 2001. This increase is primarily the result of operating income in the amount of approximately $2.5 million and recovery of losses on loans, notes and interest receivable of approximately $0.9 million reduced by depreciation expense of approximately $1.6 million, distributions to shareholders in the amount of approximately $0.6 million and minority interest of approximately $0.1 million. The recovery of losses on loans, notes and interest receivable of approximately $0.9 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements

     For the three months ending March 31, 2000, we reported Net Income Available to Common shares of approximately $1.0 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the net changes in assets in liquidation as reported for the three months ending March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our total assets (liquidation basis) were approximately $191.5 million, a decrease of approximately $4.6 million from total assets at December 31, 2000 (going concern basis) of approximately $196.1 million. Our liabilities totaled approximately $126.9 million at March 31, 2001, a increase of approximately $0.5 million from approximately $126.4 million at December 31, 2000. At March 31, 2001 our net assets in liquidation (liquidation basis) were approximately $62.2 million compared to shareholders equity (going concern basis) of approximately $67.4 million at December 31, 2000, a decrease of approximately $5.2 million. The significant decreases in total assets and net assets in liquidation are attributable to the write off of leasing commissions and deferred financing fees upon adoption of the liquidation basis of accounting effective as of the first quarter of 2001. See "Results of Operations", above, for the discussion regarding differences the liquidation basis of accounting and the going concern basis of accounting.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased approximately $1.5 million to approximately $3.9 million at March 31, 2001 from approximately $2.4 million at December 31, 2000. The increase in total cash and cash equivalents resulted primarily from receiving approximately $2.5 million from operating income, approximately $0.9 million from the recovery of losses on loans, notes and interest receivable less approximately $0.7 million invested in real estate held for sale, approximately $0.6 million in distributions paid to shareholders and approximately $0.4 million of principal payments on mortgage debt.

     During the quarter ending March 31, 2000, our operating activities
provided net cash of approximately $2.0 million.   We used approximately
$0.9 million in investing activities to make capital improvements at our various properties net of proceeds from restricted cash. During the three months ended March 31, 2000, our financing activities used approximately $9.3 million of cash primarily to make principal payments on mortgage loans, and on an unsecured loan payable of approximately $7.6 million and to pay distributions to shareholders of approximately $1.7 million.

     With the completion of the Denholtz Transaction, it is our intention to establish only those essential reserves needed to cover liquidation costs and contingent liabilities, including those costs and contingent liabilities related to pending litigation. Furthermore, it is our intention to distribute all cash proceeds from the sale of our assets in excess of these reserves to our shareholders. We expect to make a first distribution as soon as practical after the closing and a final liquidating distribution during the third or fourth quarter of 2002.

     FINANCINGS:

     On May 1, 2000, we entered into a loan agreement with LaSalle Bank National Association (the "LaSalle Loan") which provided for a loan in the amount of $12.1 million of which $10.5 million was outstanding as of March 31, 2001. The loan bears interest at a variable rate equal to LIBOR plus 2.2% and is payable monthly. The loan principal is pre-payable without penalty and matures on May 31, 2001.

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

     During the third quarter of 1998, we borrowed $7.4 million under a convertible term loan agreement entered into with a group of lenders in October 1997. On January 20, 2000, we paid conversion fee of $37,000 (0.5% of the outstanding loan balance) and we repaid approximately $1.2 million of the convertible term loan. The remaining balance of approximately $6.2 million was converted into 61,572 Series A convertible preferred shares at a conversion rate of $100 per share and on April 17, 2001 these preferred shares were further converted into 1,195,574 common shares at a conversion rate of $5.15 per common share.

     OTHER - LITIGATION

     During the first quarter of 2001, we (and/or three of our trustees and certain of our shareholders) were involved in three separate matters being litigated with suspended president Leonard G. Levine. A description follows:

     On August 14, 2000, we exercised our rights under the Trust's employment agreement with Mr. Levine by suspending him and placing him on leave from his position as president. Simultaneously, we initiated an arbitration proceeding as required under the employment agreement. On October 5, 2000, Mr. Levine brought an action in the Circuit Court of Cook County, Illinois to halt the arbitration proceedings by reason of improper forum. On October 18, 2000, we filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. Our complaint alleges violations of Mr. Levine's duty of loyalty owed to the Trust.

     On December 6, 2000, we and Mr. Levine, through our respective attorneys, agreed to dismiss the arbitration action and Mr. Levine's lawsuit challenging the arbitration, and further agreed to resolve all issues under Mr. Levine's employment contract within the lawsuit we had filed against Mr. Levine in the Circuit Court of Cook County (the "Employment Litigation").

     On January 19, 2001, Mr. Levine filed an answer, affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine and against us on the counterclaim, for money damages and also seeks a reinstatement to active employment status. Discovery in this case has commenced.

     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which is currently being briefed. We filed a Second Amended Complaint on May 7, 2001, seeking, among other things, $300,000 in compensatory damages and $3 million in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Second Amended Complaint include allegations that (i) Mr Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to our Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of the Derivative Action (see description below) amounts to a separate breach of fiduciary duty by Mr. Levine.

     In addition, on May 7, 2001, the Trust amended its answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.8 million.

     On January 19, 2001, Mr. Levine filed two lawsuits in the Circuit Court of Cook County. In the first action, Mr. Levine, suing derivatively on behalf of our shareholders (the "Derivative Action"), sought to enjoin trustees Daniel Levinson, Stephen Peck and L.G. Schafran from completing the pending sale of substantially all of our assets to Denholtz Management Corporation until we obtained approval of the transaction from a majority of our shareholders. This matter was removed to the United States District Court for the Northern District of Illinois and we intervened as an additional defendant. We and the named trustees filed a motion for summary judgment on February 9, 2001, and Mr. Levine filed a cross-motion for summary judgment on February 20, 2001. On March 15, 2001, the Court entered judgment in favor of the trustees and us and against Mr. Levine.
On April 16, 2001, all rights of appeal lapsed. This matter is now concluded.

     On January 19, 2001, Mr. Levine also filed an action in the Circuit Court of Cook County against trustees Daniel Levinson, Stephen Peck and L.G. Schafran as well as two of our largest shareholders, Morgens, Waterfall, Vintiadis & Company, Inc. and Magten Asset Management Corporation. This action sought unspecified compensatory and punitive damages for a variety of business related torts which Mr. Levine alleged the defendants committed. The individual defendants and the shareholders filed motions to dismiss. On April 30, 2001, before those motions could be heard, Mr. Levine voluntarily dismissed this case in its entirety.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of March 31, 2001, we had approximately $119.2 million of outstanding long-term debt, of which $22.5 million bears interest at variable rates that are adjusted on a monthly basis. As of March 31, 2001, the weighted-average interest rate on this variable rate debt was 6.76%.
If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $225,000 on an annual basis.



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (see Exhibit Index included elsewhere herein).

     (b)  .    dated January 8, 2001, filed January 10, 2001, including
item 5 and item 7;

          .    dated and filed January 19, 2001, including item 5 and
item 7;

          .    dated January 24, 2001, filed January 25, 2001, including
item 5 and item 7;

          .    dated February 20, 2001, filed February 21, 2001,
including item 5, item 7 and item 9;

          .    dated March 13, 2001, filed March 14, 2001, including
item 5 and item 7;

          .    dated March 16, 2001, filed March 19, 2001, including
item 5 and item 7; and

          .    dated March 28, 2001, filed March 29, 2001, including
item 5 and item 7.

                          SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



BANYAN STRATEGIC REALTY TRUST




By:  /s/ L.G. Schafran                  Date:  May 15, 2001
     ------------------------------
     L.G. Schafran,
     Interim President




By:  /s/ Joel L. Teglia                 Date:  May 15, 2001
     ------------------------------
     Joel L. Teglia,
     Executive Vice President and
     Chief Financial Officer

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

10.18   First Amendment to Purchase and Sale Agreement dated March 28,
2001 (16)

10.19   Second Amendment to Purchase and Sale Agreement dated April 9,
2001 (17)

10.20   Third Amendment to Purchase and Sale Agreement dated May 11, 2001
(*)

21.     Subsidiaries of Banyan Strategic Realty Trust (15)

99.12   Press Release dated May 11, 2001 (*)

99.13   Press Release dated May 14, 2001 (*)

99.14   Press Release dated May 15, 2001 (*)
--------------------

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

        (15) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 2000.

        (16) Incorporated by reference from the Trust's Form 8-K dated March 28, 2001.

        (17) Incorporated by reference from the Trust's Form 8-K dated April 9, 2001.
1255: