Form 10-Q
period 2001-06-30
BANYAN STRATEGIC REALTY TRUST
filed 2001-08-14
CIK 790817

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001.

                                    OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to         .



                      Commission File Number 0-15465



                       BANYAN STRATEGIC REALTY TRUST
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)



       Massachusetts                                36-3375345
-----------------------------                   -------------------
(State or other jurisdiction                    (I.R.S. Employer
incorporation or organization)                  Identification No.)



2625 Butterfield Road, Suite 101 N
Oak Brook, Illinois                                      60523
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code   (630) 218-7250



                150 South Wacker Drive, Chicago, IL  60606
                              (312) 553-9800
            ---------------------------------------------------
            Former name, former address and former fiscal year,
                       if changed since last report



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ X ].   NO [   ].



                 Shares of beneficial interest outstanding
                     as of August 8, 2001:  15,496,806

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       BANYAN STRATEGIC REALTY TRUST

            Consolidated Statement of Net Assets in Liquidation
                            (Liquidation Basis)

                               June 30, 2001
                                (Unaudited)
                          (Dollars in thousands)

ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . .       $    1,387
  Building . . . . . . . . . . . . . . . . . . . . . .            5,950
  Building Improvements. . . . . . . . . . . . . . . .            1,658
                                                             ----------
                                                                  8,995
  Less: Accumulated Depreciation . . . . . . . . . . .           (1,278)
                                                             ----------
                                                                  7,717
                                                             ----------
Investment in Real Estate, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . .            1,750
  Building . . . . . . . . . . . . . . . . . . . . . .           24,774
  Building Improvements. . . . . . . . . . . . . . . .            1,189
                                                             ----------
                                                                 27,713
  Less:  Accumulated Depreciation. . . . . . . . . . .           (3,872)
                                                             ----------
                                                                 23,841
                                                             ----------
Cash and Cash Equivalents. . . . . . . . . . . . . . .           13,177
Restricted Cash - Capital Improvements . . . . . . . .              149
Restricted Cash - Other. . . . . . . . . . . . . . . .            1,912
Interest and Accounts Receivable . . . . . . . . . . .              377
Employees' Notes . . . . . . . . . . . . . . . . . . .              518
Notes Receivable . . . . . . . . . . . . . . . . . . .            2,264
Other Assets . . . . . . . . . . . . . . . . . . . . .              121
                                                             ----------
Total Assets . . . . . . . . . . . . . . . . . . . . .       $   50,076
                                                             ==========


LIABILITIES
-----------

Mortgage Loans Payable . . . . . . . . . . . . . . . .       $   21,697
Bonds Payable. . . . . . . . . . . . . . . . . . . . .            4,200
Accounts Payable and Accrued Expenses. . . . . . . . .            3,309
Accrued Real Estate Taxes. . . . . . . . . . . . . . .              259
Accrued Interest Payable . . . . . . . . . . . . . . .              154
Unearned Revenue . . . . . . . . . . . . . . . . . . .               47
Security Deposits. . . . . . . . . . . . . . . . . . .               94
                                                             ----------
Total Liabilities. . . . . . . . . . . . . . . . . . .           29,760

Minority Interest. . . . . . . . . . . . . . . . . . .            2,213
                                                             ----------
Net Assets in Liquidation. . . . . . . . . . . . . . .       $   18,103
                                                             ==========


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

      Consolidated Statement of Changes in Net Assets in Liquidation
                            (Liquidation Basis)

                  For the Six Months Ended June 30, 2001
                                (Unaudited)
                          (Dollars in thousands)





Shareholders' Equity at December 31, 2000
  (Going concern basis). . . . . . . . . . . . . . . . . .     $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs. . . . . . . . . . . .         (810)
  Elimination of Intangible Assets . . . . . . . . . . . .       (5,470)
  Reclassification of Employees' Notes . . . . . . . . . .        3,144
                                                               --------

Net Assets in Liquidation at December 31, 2000 . . . . . .       64,214

Net Gains on Disposition of Investment in
  Real Estate Held for Sale (Net of Minority
  Interest of $6,445). . . . . . . . . . . . . . . . . . .       25,771

Interest Income on Employees' Notes. . . . . . . . . . . .          125

Interest Income on Cash and Cash Equivalents . . . . . . .          467

Operating Income . . . . . . . . . . . . . . . . . . . . .        3,469

Recovery of Losses on Loans, Notes and
  Interest Receivable. . . . . . . . . . . . . . . . . . .          870

Depreciation . . . . . . . . . . . . . . . . . . . . . . .       (2,597)

Minority Interest in Consolidated Partnerships . . . . . .          (52)

Issuance of Shares . . . . . . . . . . . . . . . . . . . .           55

Distributions Paid to Shareholders . . . . . . . . . . . .      (74,219)
                                                               --------

Net Assets in Liquidation at June 30, 2001 . . . . . . . .     $ 18,103
                                                               ========



















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

      Consolidated Statement of Changes in Net Assets in Liquidation
                            (Liquidation Basis)

                 For the Three Months Ended June 30, 2001
                                (Unaudited)
                          (Dollars in thousands)





Net Assets in Liquidation at March 31, 2001. . . . . . . .   $   65,365

Net Gains on Disposition of Investment in Real Estate
  Held for Sale (Net of Minority Interest of $6,445) . . .       25,771

Interest Income on Employees' Notes. . . . . . . . . . . .          107

Interest Income on Cash and Cash Equivalents . . . . . . .          418

Operating Income . . . . . . . . . . . . . . . . . . . . .          960

Depreciation . . . . . . . . . . . . . . . . . . . . . . .         (981)

Minority Interest in Consolidated Partnerships . . . . . .          101

Issuance of Shares . . . . . . . . . . . . . . . . . . . .            1

Distributions Paid to Shareholders . . . . . . . . . . . .      (73,639)
                                                               --------

Net Assets in Liquidation at June 30, 2001 . . . . . . . .     $ 18,103
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

                       BANYAN STRATEGIC REALTY TRUST

                        Consolidated Balance Sheet

                             December 31, 2000
                                (Unaudited)
                          (Dollars in Thousands)

ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 36,445
  Building . . . . . . . . . . . . . . . . . . . . . . . .      148,608
  Building Improvements. . . . . . . . . . . . . . . . . .       20,633
                                                               --------
                                                                205,686
  Less: Accumulated Depreciation . . . . . . . . . . . . .      (21,511)
                                                               --------
                                                                184,175
                                                               --------
Cash and Cash Equivalents. . . . . . . . . . . . . . . . .        2,393
Restricted Cash - Capital Improvements . . . . . . . . . .        1,200
Restricted Cash - Other. . . . . . . . . . . . . . . . . .        1,178
Interest and Accounts Receivable . . . . . . . . . . . . .        1,344
Deferred Financing Costs (Net of Accumulated
  Amortization of $1,620). . . . . . . . . . . . . . . . .        1,219
Deferred Leasing Commissions (Net of Accumulated
  Amortization of $2,165). . . . . . . . . . . . . . . . .        2,612
Other Assets . . . . . . . . . . . . . . . . . . . . . . .        1,936
                                                               --------
Total Assets . . . . . . . . . . . . . . . . . . . . . . .     $196,057
                                                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable . . . . . . . . . . . . . . . . . .     $115,452
Bonds Payable. . . . . . . . . . . . . . . . . . . . . . .        4,200
Accounts Payable and Accrued Expenses. . . . . . . . . . .        3,147
Accrued Real Estate Taxes Payable. . . . . . . . . . . . .          898
Accrued Interest Payable . . . . . . . . . . . . . . . . .          676
Unearned Revenue . . . . . . . . . . . . . . . . . . . . .          578
Security Deposits. . . . . . . . . . . . . . . . . . . . .        1,439
                                                               --------
Total Liabilities. . . . . . . . . . . . . . . . . . . . .      126,390
                                                               --------

Minority Interest in Consolidated Partnerships . . . . . .        2,317

Shareholders' Equity
Series A Non-Voting Convertible Preferred Shares,
  No Par Value, 200,000 Shares Authorized, 61,572 Shares
  Issued and Outstanding . . . . . . . . . . . . . . . . .        6,157
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,805,289 Shares Issued. . . .      124,559
Accumulated Deficit. . . . . . . . . . . . . . . . . . . .      (52,856)
Employees' Notes . . . . . . . . . . . . . . . . . . . . .       (3,144)
Treasury Shares at Cost, 1,522,649 Shares. . . . . . . . .       (7,366)
                                                               --------
Total Shareholders' Equity . . . . . . . . . . . . . . . .       67,350
                                                               --------
Total Liabilities and Shareholders' Equity . . . . . . . .     $196,057
                                                               ========



                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                   Consolidated Statement of Operations

                  For the Six Months Ended June 30, 2000
                                (Unaudited)
               (Dollars in thousands, except per share data)



REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . .     $ 16,279
  Operating Cost Reimbursement . . . . . . . . . . . . . .        1,949
  Miscellaneous Tenant Income. . . . . . . . . . . . . . .          164
  Income on Investments and Other Income . . . . . . . . .          418
                                                               --------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . .       18,810
                                                               --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . .        2,189
  Repairs and Maintenance. . . . . . . . . . . . . . . . .        1,834
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . .        1,423
  Interest . . . . . . . . . . . . . . . . . . . . . . . .        4,615
  Ground Lease . . . . . . . . . . . . . . . . . . . . . .          462
  Depreciation and Amortization. . . . . . . . . . . . . .        3,332
  General and Administrative . . . . . . . . . . . . . . .        2,144
  Amortization of Deferred Financing Costs . . . . . . . .          159
                                                               --------
Total Expenses . . . . . . . . . . . . . . . . . . . . . .       16,158

Income Before Minority Interest and Extraordinary Item . .        2,652
Minority Interest in Consolidated Partnerships . . . . . .         (273)
                                                               --------

Income Before Extraordinary Item . . . . . . . . . . . . .        2,379
Extraordinary Item . . . . . . . . . . . . . . . . . . . .          (42)
                                                               --------

Net Income . . . . . . . . . . . . . . . . . . . . . . . .        2,337
Less Income Allocated to Preferred Shares. . . . . . . . .         (276)
                                                               --------

Net Income Available to Common Shares. . . . . . . . . . .     $  2,061
                                                               ========


Basic and Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income Before Extraordinary Item . . . . . . . . . . . .     $   0.14
                                                               ========

  Net Income . . . . . . . . . . . . . . . . . . . . . . .     $   0.14
                                                               ========













                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                   Consolidated Statement of Operations

                 For the Three Months Ended June 30, 2000
                                (Unaudited)
               (Dollars in thousands, except per share data)



REVENUE
  Rental Income. . . . . . . . . . . . . . . . . . . . . .     $  8,144
  Operating Cost Reimbursement . . . . . . . . . . . . . .        1,080
  Miscellaneous Tenant Income. . . . . . . . . . . . . . .           93
  Income on Investments and Other Income . . . . . . . . .          143
                                                               --------
Total Revenue. . . . . . . . . . . . . . . . . . . . . . .        9,460
                                                               --------

EXPENSES
  Property Operating . . . . . . . . . . . . . . . . . . .        1,079
  Repairs and Maintenance. . . . . . . . . . . . . . . . .          940
  Real Estate Taxes. . . . . . . . . . . . . . . . . . . .          689
  Interest . . . . . . . . . . . . . . . . . . . . . . . .        2,248
  Ground Lease . . . . . . . . . . . . . . . . . . . . . .          233
  Depreciation and Amortization. . . . . . . . . . . . . .        1,702
  General and Administrative . . . . . . . . . . . . . . .        1,132
  Amortization of Deferred Financing Costs . . . . . . . .           95
                                                               --------
Total Expenses . . . . . . . . . . . . . . . . . . . . . .        8,118

Income Before Minority Interest. . . . . . . . . . . . . .        1,342
Minority Interest in Consolidated Partnerships . . . . . .         (147)
                                                               --------

Net Income . . . . . . . . . . . . . . . . . . . . . . . .        1,195
Less Income Allocated to Preferred Shares. . . . . . . . .         (153)
                                                               --------

Net Income Available to Common Shares. . . . . . . . . . .     $  1,042
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

                       BANYAN STRATEGIC REALTY TRUST

                   Consolidated Statement of Cash Flows

                  For the Six Months Ended June 30, 2000
                                (Unaudited)
                          (Dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,337
Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Extraordinary Item . . . . . . . . . . . . . . . . . . . .         42
  Depreciation and Amortization. . . . . . . . . . . . . . .      3,491
  Minority Interest in Consolidated Partnerships . . . . . .        273
  Net Change In:
    Restricted Cash - Other. . . . . . . . . . . . . . . . .       (556)
    Interest and Accounts Receivable . . . . . . . . . . . .       (176)
    Other Assets . . . . . . . . . . . . . . . . . . . . . .       (740)
    Accounts Payable and Accrued Expenses. . . . . . . . . .       (784)
    Accrued Interest Payable . . . . . . . . . . . . . . . .         42
    Accrued Real Estate Taxes Payable. . . . . . . . . . . .        913
    Unearned Revenue . . . . . . . . . . . . . . . . . . . .       (173)
    Security Deposits. . . . . . . . . . . . . . . . . . . .        139
                                                               --------
Net Cash Provided By Operating Activities. . . . . . . . . .      4,808
                                                               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate . . . . . . . . .     (2,553)
    Restricted Cash - Capital Improvements . . . . . . . . .        552
                                                               --------
Net Cash Used In Investing Activities  . . . . . . . . . . .     (2,001)
                                                               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable. . . . . . . . . . . . . . . .      8,500
  Distributions to Minority Partners . . . . . . . . . . . .       (154)
  Deferred Financing Costs . . . . . . . . . . . . . . . . .       (159)
  Payment of Preferred Shares Issuance Costs . . . . . . . .        (30)
  Repayment of Employees' Notes. . . . . . . . . . . . . . .         62
  Principal Payments on Mortgage Loans, Bonds Payable
    and Unsecured Loan Payable . . . . . . . . . . . . . . .    (16,310)
  Distributions Paid to Shareholders . . . . . . . . . . . .     (3,394)
  Payment of Preferred Distributions . . . . . . . . . . . .       (276)
  Prepayment Penalties on Early Extinguishment of Debt . . .         (6)
  Shares Issued, Net of Issuance Costs . . . . . . . . . . .        397
                                                               --------
Net Cash Used In Financing Activities. . . . . . . . . . . .    (11,370)
                                                               --------
Net Decrease In Cash and Cash Equivalents. . . . . . . . . .     (8,563)
Cash and Cash Equivalents at Beginning of Period . . . . . .     13,097
                                                               --------
Cash and Cash Equivalents at End of Period . . . . . . . . .   $  4,534
                                                               ========

Supplemental Information:
  Interest Paid During the Period. . . . . . . . . . . . .     $  4,573
                                                               ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion. . . . . . . . . . . . . .   $  6,157
                                                               ========
  Employees' Notes . . . . . . . . . . . . . . . . . . . . .   $  3,238
                                                               ========



                The accompanying notes are an integral part
                 of the consolidated financial statements.

                       BANYAN STRATEGIC REALTY TRUST

                Notes to Consolidated Financial Statements
                               June 30, 2001
                                (Unaudited)
               (Dollars in thousands, except per share data)

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

     In anticipation of the sale of the Trust's real estate assets (see
Note 2), the Trustees, on January 5, 2001, adopted a Plan of Termination and Liquidation under which the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders. Effective as of January 5, 2001, the Trust adopted the liquidation basis of accounting.

     Certain reclassifications have been made to the previously reported 2000 consolidated financial statements in order to provide comparability with the 2001 consolidated financial statements. These reclassifications have not changed the 2000 results.

2.   LIQUIDATION OF THE TRUST

     On May 17, 2001, the Trust sold 24 of its 27 properties (representing approximately 85% of the portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185,250, of which $3,000 was in the form of promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of June 30, 2001, Denholtz repaid $736. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt secured by the properties that were sold. The Trust realized a gain on disposition of investment in real estate (net of minority interest of $6,445) of $25,771.

     The following table shows cash flows for the six months ended June 30,
2001.
        Gross sales proceeds                          $  185,250
        Repayment of mortgage loans payable              (93,061)
        Closing prorations and closing costs              (4,850)
        Purchase money notes                              (3,000)
                                                      ----------
            Net proceeds from sale                        84,339

        Release of restricted cash upon repayment
          of debt                                          2,345
        Escrow for post closing adjustments               (1,500)
        Initial distribution to minority interests        (6,311)
        Initial liquidating distribution to
          shareholders at $4.75 per share                (73,609)
        Receipt of principal and interest
          on employees' notes                              2,733
        Receipt of principal on notes receivables            736
                                                      ----------
            Net cash available from sale of
              properties and related transactions          8,733

        Increase in operating cash                         2,051
                                                      ----------
            Net change in cash and
              cash equivalents                            10,784

        Cash and cash equivalents as of
          January 1, 2001                                  2,393
                                                      ----------
        Cash and cash equivalents as of
          June 30, 2001                               $   13,177
                                                      ==========

     Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the Purchase and Sale Agreement with Denholtz and is classified as investment in real estate held for sale in the Consolidated Statement of Net Assets in Liquidation. The closing for this property is scheduled for December 19, 2001. The Trust is permitted to sell to third parties the other two properties, its Riverport property in Louisville, Kentucky and its Northlake Festival Shopping Center in Atlanta, Georgia. In the alternative, the Trust may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002. As of June 30, 2001, Denholtz has deposited the sum of $1 million in escrow to secure its performance under the deferred closings.


3.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2000:

Numerator:
  Income Available to Common Shares Before
    Extraordinary Item . . . . . . . . . . . . . . . . . .   $    2,103
  Extraordinary Item . . . . . . . . . . . . . . . . . . .          (42)
                                                             ----------
      Net Income Available to Common Shares  . . . . . . .   $    2,061
                                                             ==========

Denominator:
  Denominator for basic earnings per weighted-average
    shares . . . . . . . . . . . . . . . . . . . . . . . .   14,127,443

  Effect of dilutive securities - Employee stock
    options. . . . . . . . . . . . . . . . . . . . . . . .        8,042
                                                             ----------
  Dilutive potential common shares . . . . . . . . . . . .        8,042

    Denominator for diluted earnings per share-adjusted
      weighted-average shares and assumed conversions. . .   14,135,485
                                                             ==========

Basic and Diluted Earnings Available to Common Shares
 Per Weighted-average Common Share:
  Income Before Extraordinary Item . . . . . . . . . . . .   $     0.14
  Extraordinary Item . . . . . . . . . . . . . . . . . . .        --
                                                             ----------
      Net Income . . . . . . . . . . . . . . . . . . . . .   $     0.14
                                                             ==========

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000:

Numerator:
  Net Income Available to Common Shares  . . . . . . . . .   $    1,042
                                                             ==========

Denominator:
  Denominator for basic earnings per weighted-average
    shares . . . . . . . . . . . . . . . . . . . . . . . .   14,181,101

  Effect of dilutive securities - Employee stock
    options. . . . . . . . . . . . . . . . . . . . . . . .       10,636
                                                             ----------
  Dilutive potential common shares . . . . . . . . . . . .       10,636

    Denominator for diluted earnings per share-adjusted
      weighted-average shares and assumed conversions. . .   14,191,737
                                                             ==========

Basic and Diluted Earnings Available to Common Shares
 Per Weighted-average Common Share:
    Net Income . . . . . . . . . . . . . . . . . . . . . .   $     0.07
                                                             ==========


4.    BUSINESS SEGMENTS

      As of June 30, 2000, the Trust owned and operated real estate properties located principally in the Midwest and Southeast United States. At that time, the Trust had three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of June 30, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 170 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of June 30, 2000, the Trust's long-term tenants were in a variety of businesses and no individual tenant was significant to the Trust's business when considered as a whole.

      Information by business segments is set forth below:

                                                Three Months   Six Months
                                                   Ended         Ended
                                                  June 30,      June 30,
                                                    2000          2000
                                                 ----------    ----------
Revenue
  Flex/Industrial. . . . . . . . . . . . . . .     $  2,887         5,692
  Office . . . . . . . . . . . . . . . . . . .        5,310        10,459
  Retail . . . . . . . . . . . . . . . . . . .        1,147         2,271
  Corporate/Other. . . . . . . . . . . . . . .          116           388
                                                   --------      --------
                                                   $  9,460        18,810
                                                   ========      ========
Income (Loss) Before Extraordinary Item
  Flex/Industrial. . . . . . . . . . . . . . .     $    863         1,559
  Office . . . . . . . . . . . . . . . . . . .        1,242         2,344
  Retail . . . . . . . . . . . . . . . . . . .          140           270
  Corporate/Other. . . . . . . . . . . . . . .       (1,050)       (1,794)
                                                   --------      --------
                                                   $  1,195         2,379
                                                   ========      ========

                                                    As of
                                                   June 30,
                                                     2000
                                                   --------
Total Assets
  Flex/Industrial. . . . . . . . . . . . . . .     $ 68,640
  Office . . . . . . . . . . . . . . . . . . .      107,790
  Retail . . . . . . . . . . . . . . . . . . .       17,900
  Corporate/Other. . . . . . . . . . . . . . .        3,679
                                                   --------
                                                   $198,009
                                                   ========

                                                Three Months   Six Months
                                                   Ended         Ended
                                                  June 30,      June 30,
                                                    2000          2000
                                                 ----------    ----------
Depreciation and Amortization
  Flex/Industrial. . . . . . . . . . . . . . .     $    596         1,168
  Office . . . . . . . . . . . . . . . . . . .          965         1,879
  Retail . . . . . . . . . . . . . . . . . . .          141           285
                                                   --------      --------
                                                   $  1,702         3,332
                                                   ========      ========

Interest Expense
  Flex/Industrial. . . . . . . . . . . . . . .     $    720         1,474
  Office . . . . . . . . . . . . . . . . . . .        1,199         2,483
  Retail . . . . . . . . . . . . . . . . . . .          329           658
                                                   --------      --------
                                                   $  2,248         4,615
                                                   ========      ========

Additions to Investment in Real Estate
  Flex/Industrial. . . . . . . . . . . . . . .     $    346           654
  Office . . . . . . . . . . . . . . . . . . .        1,076         1,868
  Retail . . . . . . . . . . . . . . . . . . .           30            31
                                                   --------      --------
                                                   $  1,452         2,553
                                                   ========      ========


5.   CONVERSION OF SERIES A CONVERTIBLE PREFERRED SHARES

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares. The Series A convertible preferred shares paid quarterly preferred dividends at a rate of 10% per annum and were convertible into common shares at a conversion price of $5.15 per share. On April 17, 2001, 61,572 Series A convertible preferred shares were converted into 1,195,574 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

      .     general real estate investment risks;
      .     resolution of existing litigation;
      .     inability to collect interest and principal on notes
            receivable;
      .     failure of Denholtz to purchase our remaining properties at the contractual prices;
      .     potential inadequacy of our cash reserves;
      .     increases in interest rates;
      .     adverse consequences of failure to qualify as a REIT;
      .     possible environmental liabilities; and
      .     failure or inability to comply with or effectuate the Plan of Termination and Liquidation.

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" in the annual report on Form 10-K for the year ended December 31, 2000 for a more complete discussion.

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan")under which our Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to our shareholders.

     On May 17, 2001, we sold 24 of our 27 properties (representing 85% of our portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.25 million, of which $3 million was in the form of promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of June 30, 2001, Denholtz repaid approximately $0.7 million. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt. The Trust realized net gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of approximately $25.8 million.

     The following table shows our cash flows for the six months ended June 30, 2001:

                                                     (Dollars in
                                                      Thousands)
                                                      ----------

        Gross sales proceeds                          $  185,250
        Repayment of mortgage loans payable              (93,061)
        Closing prorations and closing costs              (4,850)
        Purchase money notes                              (3,000)
                                                      ----------
            Net proceeds from sale                        84,339

                                                     (Dollars in
                                                      Thousands)
                                                      ----------

        Release of restricted cash upon repayment
          of debt                                          2,345
        Escrow for post closing adjustments               (1,500)
        Initial distribution to minority interest         (6,311)
        Initial liquidating distribution to
          shareholders at $4.75 per share                (73,609)
        Receipt of principal and interest on
          employees' notes                                 2,733
        Receipt of principal on notes receivable             736
                                                      ----------
            Net cash available from sale
              of properties and related
              transactions                                 8,733
        Increase in operating cash                         2,051
                                                      ----------
            Net change in cash and
              cash equivalents                            10,784

        Cash and cash equivalents as of
          January 1, 2001                                  2,393
                                                      ----------

        Cash and cash equivalents as of
          June 30, 2001                               $   13,177
                                                      ==========


     Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the Purchase and Sale Agreement with Denholtz. The closing for this property is scheduled for December 19, 2001. We are permitted to sell to third parties the other two properties, our Riverport property in Louisville, Kentucky and our Northlake Festival Shopping Center in Atlanta, Georgia. In the alternative, we may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002 (see property section below for additional information). Following the first closing, the sum of $1 million remains in escrow to secure Denholtz's performance under the deferred closings. If all three properties are purchased by Denholtz pursuant to the amended purchase and sale agreement, we expect to realize estimated net proceeds of approximately $11.5 million, an additional $38.7 million in gross sales proceeds reduced by approximately $25.9 million of debt and an estimated $1.3 million of minority interest.



RESULTS OF OPERATIONS

     As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ending March 31, 2001. Therefore, operations for the six and three months ending June 30, 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the six and three months ending
June 30, 2000 are reported on a going concern basis on the Consolidated Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income. As a result of these differences, the results of the six months and three months ending June 30, 2001 are not comparable to the results for the six months and three months ending June 30, 2000.

     Prior to reporting the operating activity for the six months ending June 30, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $3.1 million related to the write off of certain intangible assets, specifically leasing commissions, deferred financing fees and straight line rents receivable, that were included in our total assets as of December 31, 2000.

In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the company and reclassed approximately $3.1 million of employees' notes from shareholders' equity to assets.

     For the six months ending June 30, 2001, our Net Assets in Liquidation decreased by approximately $46.1 million from approximately $64.2 million at December 31, 2000 to approximately $18.1 million at June 30, 2001. This decrease was primarily due to total distributions paid to shareholders of approximately $74.2 million including our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million. Offsetting this decrease were gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of $25.8 million, operating income in the amount of approximately $3.5 million, recovery of losses on loans, notes and interest receivable of approximately $0.9 million and interest income on cash and cash equivalents of approximately $0.5 million, reduced by depreciation expense of approximately $2.6 million. The recovery of losses on loans, notes and interest receivable of approximately $0.9 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

     For the six months ending June 30, 2000, we reported Net Income Available to Common shares of approximately $2.1 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the six months ending June 30, 2001.

     For the three months ending June 30, 2001, our Net Assets in Liquidation decreased by approximately $47.3 million from approximately $65.4 million at March 31, 2001 to approximately $18.1 million at June 30, 2001. This decrease was primarily due to our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million. Offsetting this decrease were the gain on disposition of investment in real estate (net of minority interest of $6.4 million) of approximately $25.8 million, $0.4 million of interest income on cash and cash equivalents, and operating income in the amount of approximately $1 million reduced by depreciation expense of approximately $1 million.

     For the three months ending June 30, 2000, we reported Net Income Available to Common Shares of approximately $1.0 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the three months ending June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, our total assets (liquidation basis) were approximately $50.1 million, a decrease of approximately $146 million from total assets at December 31, 2000 (going concern basis) of approximately $196.1 million. Our liabilities totaled approximately $29.8 million at June 30, 2001, a decrease of approximately $96.6 million from approximately $126.4 million at December 31, 2000. At June 30, 2001 our net assets in liquidation (liquidation basis) were approximately $18.1 million compared to shareholders equity (going concern basis) of approximately $67.4 million at December 31, 2000, a decrease of approximately $49.3 million. The significant decreases in total assets and net assets in liquidation are primarily due to the sale of 24 of our 27 properties on May 17, 2001, distributions to shareholders in the amount of approximately $74.2 million, the distribution to minority interest of approximately $6.3 million and to the write off of leasing commissions, deferred financing fees and straight line rents receivable upon adoption of the liquidation basis of accounting effective as of the first quarter of 2001. See "Results of Operations", above, for the discussion regarding differences between the liquidation basis of accounting and the going concern basis of accounting.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased by approximately $10.8 million to approximately $13.2 million at June 30, 2001 from approximately $2.4 million at December 31, 2000. The increase in total cash and cash equivalents reflects primarily the net proceeds from the sale of 24 of our 27 properties less distributions to shareholders.

     During the six months ending June 30, 2000, our operating activities provided net cash of approximately $4.8 million. We used approximately $2.0 million in investing activities to make capital improvements at our various properties net of proceeds from restricted cash. During the six months ended June 30, 2000, our financing activities used approximately $11.4 million of cash primarily to make principal payments on mortgage loans, and on an unsecured loan payable of approximately $16.3 million offset by approximately $8.5 million of proceeds from loans payable and to pay distributions to shareholders of approximately $3.4 million.

     Having made our initial liquidating distribution, we have established reserves that we project will be needed to cover the net costs of operating the company through its anticipated final liquidation, liquidation costs and contingent liabilities related to pending litigation. In addition, as of June 30, 2001 our cash balances include approximately $2.5 million of net operations and net sales proceeds from properties sold that will be distributed to minority interests in accordance with each respective partnership agreement. We currently expect to complete our liquidation prior to December 31, 2002 and expect to make additional liquidating distributions of approximately $1.25 per share. We will endeavor to distribute amounts in excess of reserves to our shareholders as additional assets are sold or contingent liabilities are reduced or eliminated.

     PROPERTIES:

     As of June 30, 2001, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the three properties set forth in the table below. As described above, the University Square Business Center remains subject to the Purchase and Sale Agreement with Denholtz with the closing for this property scheduled for December 19, 2001. We are permitted to sell the Riverport property and the Northlake Festival Shopping Center to third parties or we may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002. If all three properties are purchased by Denholtz pursuant to the amended purchase and sale agreement, we will realize estimated net proceeds of approximately $11.5 million, an additional $38.7 million in gross sales proceeds reduced by approximately $25.9 of debt and an estimated $1.3 million of minority interest.

                       BANYAN STRATEGIC REALTY TRUST

                             PORTFOLIO SUMMARY
                               June 30, 2001
                          (Dollars in thousands)

                                        Occu-
                      Debt     Square   pancy
Property             Balance   Footage    %     Description
--------             -------   -------  -----   -----------

FLEX/INDUSTRIAL
---------------
6901 Riverport
 Drive (a)(b)
 Louisville, KY       $4,200   322,100    55%   Leasehold interest
                                                subject to bond financing
                                                and ownership of
                                                improvements

OFFICE
------
University Square
 Business Center (c)
 Huntsville, AL        4,706   184,700    90%   Fee ownership of land
                                                and improvements

RETAIL
------
Northlake Tower
 Shopping
 Center (d)(e)
 Atlanta, GA          16,991   321,600    98%   Leasehold interest pursuant
                     -------   -------          to ground lease and
                                                ownership of improvements
                                                (through a 1% General and
                                                a 80.9% Limited Partner
                                                interest) in a joint
                                                venture
   Total             $25,897   828,400
                     =======   =======

(a) Riverport is 55% leased to The Apparel Group, Ltd. under a lease, which expires in July of 2004. The remaining 146,352 square feet of space are vacant and are presently being marketed for lease. We are also actively marketing the Riverport property for sale through our financial advisor Cohen Financial. We have listed this property for sale at $8.5 million.

(b) The Riverport property is financed by an industrial revenue (low floater) bond, which fully amortizes at a rate of $300,000 per year over its term and which expires in December of 2014. At that time, the ground lessee can acquire the fee interest at a cost of approximately $500,000.

(c) The University Square Business Center is leased to approximately 50 tenants with lease terms averaging between three and five years.

(d) We have been advised that our tenant, AMC Theatres, has made a determination to cease operations at the shopping center and is seeking to terminate its lease with approximately 33 months remaining in the term. The AMC Theatre space comprises approximately 8.4% of the total leaseable space. The loss of the revenue from the AMC lease may have a material adverse impact on the net proceeds we could recover from the sale of this property if a suitable replacement tenant is not located. The remainder of the shopping center space is leased to approximately 50 tenants, with primarily long term leases.

(e) In the Northlake partnership, we are the managing general partner and retain sole authority over all significant decisions. The stated percentages represent our voting rights, not necessarily the economics of the venture. According to the partnership agreement, prior to distributing cash flow from operations, our 80.9% and 1% partnership interests receive an annual 12% preferred return on their respective net capital contributed to the partnership. Then, our joint venture partner receives a 12% preferred return on the net capital which it has contributed. Then, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest. Cash proceeds from either the sale or refinancing of the partnership property will be used: (i) to pay any of our unpaid preferred returns; (ii) to return net capital contributed by all partners; (iii) to pay any of the venture partner's unpaid preferred returns, and (iv) to distribute the remaining cash based on ownership interests until we have received an overall return of 15% on our invested capital. From the remaining proceeds, if any, we will receive 71.9% of the excess cash and the balance will be paid to the joint venture partner.


     FINANCINGS:

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

     OTHER - LITIGATION

     During the second quarter of 2001, we continued to be involved in contested litigation with suspended president Leonard G. Levine. A description of the pending action as well as a description of two recently terminated actions follows:

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

     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which was denied at a hearing on July 19, 2001. We filed a Second Amended Complaint on May 7, 2001, seeking, among other things, $300,000 in compensatory damages and $3 million in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Second Amended Complaint include allegations that (i) Mr Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to our Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of the Derivative Action (see description below) amounts to a separate breach of fiduciary duty by Mr. Levine.

     Mr. Levine presented a motion to dismiss Counts IV, V and VI of our Second Amended Complaint. On August 13, 2001, the court granted Mr. Levine's motion with respect to Count V of the Second Amended Complaint which count seeks recision of the 1999 Employment Contract on the basis that it was induced by fraud. The court gave us twenty-one days to amend our pleading in order to more specifically allege the basis of our claim.

     At the same hearing, the court denied Mr. Levine's motion to dismiss Count IV and Count VI of the Second Amendment Complaint which counts seek relief for breaches of fiduciary duty arising out of the filing of the Derivative Action (see below) by Mr. Levine.

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

     On January 19, 2001, Mr. Levine filed two lawsuits in the Circuit Court of Cook County. In the first action, Mr. Levine, suing derivatively on behalf of our shareholders (the "Derivative Action"), sought to enjoin trustees Daniel Levinson, Stephen Peck and L.G. Schafran from completing the pending sale of substantially all of our assets to Denholtz Management Corporation until we obtained approval of the transaction from a majority of our shareholders. This matter was removed to the United States District Court for the Northern District of Illinois and we intervened as an additional defendant. We and the named trustees filed a motion for summary judgment on February 9, 2001, and Mr. Levine filed a cross-motion for summary judgment on February 20, 2001. On March 15, 2001, the Court entered judgment in favor of the trustees and Banyan Strategic Realty Trust and against Mr. Levine. On April 16, 2001, all rights of appeal lapsed. This matter is now concluded.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We do not engage in any hedging transactions nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

      As of June 30, 2001, we had approximately $25.9 million of outstanding long-term debt, of which $4.2 million bears interest at variable rates that are adjusted on a monthly basis. As of June 30, 2001, the weighted-average interest rate on this variable rate debt was 3.06%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $42,000 on an annual basis.



PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (see Exhibit Index included elsewhere herein).

      (b)   .     dated April 9, 2001, filed April 10, 2001, including
                  item 5 and item 7;

            .     dated April 16, 2001, filed April 18, 2001, including
                  item 5 and item 7;

            . dated and filed April 27, 2001, including item 5, item 7 and item 9;

            . dated May 3, 2001, filed May 4, 2001, including item 5 and item 7;

            .     dated May 17, 2001, filed May 18, 2001, including item 2,
                  item 5 and item 7;

            .     dated and filed May 30, 2001, including item 5 and
                  item 7; and

            .     dated June 26, 2001 and filed June 29, 2001, including
                  item 5 and item 7.

                                SIGNATURES


      PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



BANYAN STRATEGIC REALTY TRUST




By:   /s/ L.G. Schafran                         Date:  August 14, 2001
      ------------------------------
      L.G. Schafran,
      Interim President




By:   /s/ Joel L. Teglia                        Date:  August 14, 2001
      ------------------------------
      Joel L. Teglia,
      Executive Vice President and
      Chief Financial Officer

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

10.18     First Amendment to Purchase and Sale Agreement dated March 28,
          2001 (16)

10.19     Second Amendment to Purchase and Sale Agreement dated April 9,
          2001 (17)

10.20     Third Amendment to Purchase and Sale Agreement dated May 11, 2001
          (18)

21.       Subsidiaries of Banyan Strategic Realty Trust (15)

--------------------

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

          (16) Incorporated by reference from the Trust's Form 8-K dated March 28, 2001.

          (17) Incorporated by reference from the Trust's Form 8-K dated April 9, 2001.

          (18) Incorporated by reference from the Trust's Form 10-Q for the quarter ended March 31, 2001.
1627: