Form 10-Q
period 2001-09-30
BANYAN STRATEGIC REALTY TRUST
filed 2001-11-14
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001.

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



               Shares of beneficial interest outstanding
                  as of November 9, 2001:  15,496,806

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                     BANYAN STRATEGIC REALTY TRUST

          Consolidated Statement of Net Assets in Liquidation
                          (Liquidation Basis)

                          September 30, 2001
                              (Unaudited)
                        (Dollars in thousands)

ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . .      $    1,387
  Building. . . . . . . . . . . . . . . . . . . . .           5,950
  Building Improvements . . . . . . . . . . . . . .           1,677
                                                         ----------
                                                              9,014
  Less: Accumulated Depreciation. . . . . . . . . .          (1,406)
                                                         ----------
                                                              7,608
                                                         ----------
Investment in Real Estate, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . .           1,750
  Building. . . . . . . . . . . . . . . . . . . . .          24,774
  Building Improvements . . . . . . . . . . . . . .           1,189
                                                         ----------
                                                             27,713
  Less:  Accumulated Depreciation . . . . . . . . .          (4,051)
                                                         ----------
                                                             23,662
                                                         ----------
Cash and Cash Equivalents . . . . . . . . . . . . .          10,627
Restricted Cash - Capital Improvements. . . . . . .             181
Restricted Cash - Other . . . . . . . . . . . . . .           1,715
Interest and Accounts Receivable. . . . . . . . . .             203
Employees' Notes. . . . . . . . . . . . . . . . . .             514
Notes Receivable. . . . . . . . . . . . . . . . . .           2,264
Other Assets. . . . . . . . . . . . . . . . . . . .             168
                                                         ----------
Total Assets. . . . . . . . . . . . . . . . . . . .      $   46,942
                                                         ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . . . . . . . .      $   21,627
Bonds Payable . . . . . . . . . . . . . . . . . . .           4,200
Accounts Payable and Accrued Expenses . . . . . . .           3,131
Accrued Real Estate Taxes . . . . . . . . . . . . .             187
Accrued Interest Payable. . . . . . . . . . . . . .             151
Unearned Revenue. . . . . . . . . . . . . . . . . .             123
Security Deposits . . . . . . . . . . . . . . . . .              90
Distributions Payable . . . . . . . . . . . . . . .           3,099
                                                         ----------
Total Liabilities . . . . . . . . . . . . . . . . .          32,608
                                                         ----------

Net Assets in Liquidation . . . . . . . . . . . . .      $   14,334
                                                         ==========


              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

             For the Nine Months Ended September 30, 2001
                              (Unaudited)
                        (Dollars in thousands)





Shareholders' Equity at December 31, 2000
  (Going concern basis) . . . . . . . . . . . . . . . .    $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs . . . . . . . . . .        (810)
  Elimination of Intangible Assets. . . . . . . . . . .      (5,470)
  Reclassification of Employees' Notes. . . . . . . . .       3,144
                                                           --------

Net Assets in Liquidation at December 31, 2000. . . . .      64,214

Net Gains on Disposition of Investment in
  Real Estate Held for Sale (Net of Minority
  Interest of $6,445) . . . . . . . . . . . . . . . . .      25,771

Interest Income on Employees' Notes . . . . . . . . . .         125

Interest Income on Cash and Cash Equivalents. . . . . .         624

Operating Income. . . . . . . . . . . . . . . . . . . .       3,141

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .         870

Depreciation. . . . . . . . . . . . . . . . . . . . . .      (2,905)

Minority Interest in Consolidated Partnerships. . . . .        (279)

Issuance of Shares. . . . . . . . . . . . . . . . . . .          91

Distributions Paid and Payable to Shareholders. . . . .     (77,318)
                                                           --------

Net Assets in Liquidation at September 30, 2001 . . . .    $ 14,334
                                                           ========



















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

             For the Three Months Ended September 30, 2001
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at June 30, 2001. . . . . . .   $  18,103

Interest Income on Cash and Cash Equivalents. . . . . .         157

Operating Loss. . . . . . . . . . . . . . . . . . . . .        (328)

Depreciation. . . . . . . . . . . . . . . . . . . . . .        (308)

Minority Interest in Consolidated Partnerships. . . . .        (227)

Issuance of Shares. . . . . . . . . . . . . . . . . . .          36

Distributions Payable to Shareholders . . . . . . . . .      (3,099)
                                                           --------

Net Assets in Liquidation at September 30, 2001 . . . .    $ 14,334
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

                     BANYAN STRATEGIC REALTY TRUST

                      Consolidated Balance Sheet

                           December 31, 2000
                              (Unaudited)
                        (Dollars in Thousands)

ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . .    $ 36,445
  Building. . . . . . . . . . . . . . . . . . . . . . .     148,608
  Building Improvements . . . . . . . . . . . . . . . .      20,633
                                                           --------
                                                            205,686
  Less: Accumulated Depreciation. . . . . . . . . . . .     (21,511)
                                                           --------
                                                            184,175
                                                           --------
Cash and Cash Equivalents . . . . . . . . . . . . . . .       2,393
Restricted Cash - Capital Improvements. . . . . . . . .       1,200
Restricted Cash - Other . . . . . . . . . . . . . . . .       1,178
Interest and Accounts Receivable. . . . . . . . . . . .       1,344
Deferred Financing Costs (Net of Accumulated
  Amortization of $1,620) . . . . . . . . . . . . . . .       1,219
Deferred Leasing Commissions (Net of Accumulated
  Amortization of $2,165) . . . . . . . . . . . . . . .       2,612
Other Assets. . . . . . . . . . . . . . . . . . . . . .       1,936
                                                           --------
Total Assets. . . . . . . . . . . . . . . . . . . . . .    $196,057
                                                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable. . . . . . . . . . . . . . . . .    $115,452
Bonds Payable . . . . . . . . . . . . . . . . . . . . .       4,200
Accounts Payable and Accrued Expenses . . . . . . . . .       3,147
Accrued Real Estate Taxes Payable . . . . . . . . . . .         898
Accrued Interest Payable. . . . . . . . . . . . . . . .         676
Unearned Revenue. . . . . . . . . . . . . . . . . . . .         578
Security Deposits . . . . . . . . . . . . . . . . . . .       1,439
                                                           --------
Total Liabilities . . . . . . . . . . . . . . . . . . .     126,390
                                                           --------

Minority Interest in Consolidated Partnerships. . . . .       2,317

Shareholders' Equity
Series A Non-Voting Convertible Preferred Shares,
  No Par Value, 200,000 Shares Authorized, 61,572 Shares
  Issued and Outstanding. . . . . . . . . . . . . . . .       6,157
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,805,289 Shares Issued . .     124,559
Accumulated Deficit . . . . . . . . . . . . . . . . . .     (52,856)
Employees' Notes. . . . . . . . . . . . . . . . . . . .      (3,144)
Treasury Shares at Cost, 1,522,649 Shares . . . . . . .      (7,366)
                                                           --------
Total Shareholders' Equity. . . . . . . . . . . . . . .      67,350
                                                           --------
Total Liabilities and Shareholders' Equity. . . . . . .    $196,057
                                                           ========



              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                 Consolidated Statement of Operations

             For the Nine Months Ended September 30, 2000
                              (Unaudited)
             (Dollars in thousands, except per share data)



REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . .    $ 24,438
  Operating Cost Reimbursement. . . . . . . . . . . . .       2,849
  Miscellaneous Tenant Income . . . . . . . . . . . . .         263
  Income on Investments and Other Income. . . . . . . .         545
                                                           --------
Total Revenue . . . . . . . . . . . . . . . . . . . . .      28,095
                                                           --------

EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . .       3,400
  Repairs and Maintenance . . . . . . . . . . . . . . .       2,762
  Real Estate Taxes . . . . . . . . . . . . . . . . . .       2,087
  Interest. . . . . . . . . . . . . . . . . . . . . . .       6,889
  Ground Lease. . . . . . . . . . . . . . . . . . . . .         694
  Depreciation and Amortization . . . . . . . . . . . .       5,092
  General and Administrative. . . . . . . . . . . . . .       3,193
  Amortization of Deferred Financing Costs. . . . . . .         226
  Severance and Termination Costs . . . . . . . . . . .       1,557
                                                           --------
Total Expenses. . . . . . . . . . . . . . . . . . . . .      25,900

Income Before Minority Interest and Extraordinary Item.       2,195
Minority Interest in Consolidated Partnerships. . . . .        (403)
                                                           --------

Income Before Extraordinary Item  . . . . . . . . . . .       1,792
Extraordinary Item. . . . . . . . . . . . . . . . . . .         (42)
                                                           --------

Net Income. . . . . . . . . . . . . . . . . . . . . . .       1,750
Less Income Allocated to Preferred Shares . . . . . . .        (431)
                                                           --------

Net Income Available to Common Shares . . . . . . . . .    $  1,319
                                                           ========


Basic and Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income Before Extraordinary Item. . . . . . . . . . .    $   0.09
                                                           ========

  Net Income. . . . . . . . . . . . . . . . . . . . . .    $   0.09
                                                           ========












              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                 Consolidated Statement of Operations

             For the Three Months Ended September 30, 2000
                              (Unaudited)
             (Dollars in thousands, except per share data)



REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . .    $  8,159
  Operating Cost Reimbursement. . . . . . . . . . . . .         900
  Miscellaneous Tenant Income . . . . . . . . . . . . .          99
  Income on Investments and Other Income. . . . . . . .         127
                                                           --------
Total Revenue . . . . . . . . . . . . . . . . . . . . .       9,285
                                                           --------

EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . .       1,211
  Repairs and Maintenance . . . . . . . . . . . . . . .         928
  Real Estate Taxes . . . . . . . . . . . . . . . . . .         664
  Interest. . . . . . . . . . . . . . . . . . . . . . .       2,274
  Ground Lease. . . . . . . . . . . . . . . . . . . . .         232
  Depreciation and Amortization . . . . . . . . . . . .       1,760
  General and Administrative. . . . . . . . . . . . . .       1,049
  Amortization of Deferred Financing Costs. . . . . . .          67
  Severance and termination Costs . . . . . . . . . . .       1,557
                                                           --------
Total Expenses. . . . . . . . . . . . . . . . . . . . .       9,742

Loss Before Minority Interest . . . . . . . . . . . . .        (457)
Minority Interest in Consolidated Partnerships. . . . .        (130)
                                                           --------

Net Loss. . . . . . . . . . . . . . . . . . . . . . . .        (587)
Less Income Allocated to Preferred Shares . . . . . . .        (155)
                                                           --------

Net Loss Available to Common Shares . . . . . . . . . .    $   (742)
                                                           ========


Basic and Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Net Loss. . . . . . . . . . . . . . . . . . . . . . .    $  (0.05)
                                                           ========



















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                 Consolidated Statement of Cash Flows

             For the Nine Months Ended September 30, 2000
                              (Unaudited)
                        (Dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $  1,750
Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Extraordinary Item. . . . . . . . . . . . . . . . . . .        42
  Depreciation and Amortization . . . . . . . . . . . . .     5,318
  Minority Interest in Consolidated Partnerships. . . . .       403
  Net Change In:
    Restricted Cash - Other . . . . . . . . . . . . . . .      (586)
    Interest and Accounts Receivable. . . . . . . . . . .      (191)
    Other Assets. . . . . . . . . . . . . . . . . . . . .      (853)
    Accounts Payable and Accrued Expenses . . . . . . . .       747
    Accrued Interest Payable. . . . . . . . . . . . . . .        41
    Accrued Real Estate Taxes Payable . . . . . . . . . .       818
    Unearned Revenue. . . . . . . . . . . . . . . . . . .         1
    Security Deposits . . . . . . . . . . . . . . . . . .       167
                                                           --------
Net Cash Provided By Operating Activities . . . . . . . .     7,657
                                                           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Investment in Real Estate. . . . . . . .    (4,421)
    Restricted Cash - Capital Improvements. . . . . . . .       396
                                                           --------
Net Cash Used In Investing Activities . . . . . . . . . .    (4,025)
                                                           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable . . . . . . . . . . . . . .     8,500
  Distributions to Minority Partners. . . . . . . . . . .      (288)
  Deferred Financing Costs. . . . . . . . . . . . . . . .      (159)
  Payment of Preferred Shares Issuance Costs. . . . . . .       (30)
  Repayment of Employees' Notes . . . . . . . . . . . . .        79
  Principal Payments on Mortgage Loans, Bonds Payable
    and Unsecured Loan Payable. . . . . . . . . . . . . .   (16,683)
  Distributions Paid to Shareholders. . . . . . . . . . .    (5,099)
  Payment of Preferred Distributions. . . . . . . . . . .      (431)
  Prepayment Penalties on Early Extinguishment of Debt. .        (6)
  Shares Issued, Net of Issuance Costs. . . . . . . . . .       597
                                                           --------
Net Cash Used In Financing Activities . . . . . . . . . .   (13,520)
                                                           --------
Net Decrease In Cash and Cash Equivalents . . . . . . . .    (9,888)
Cash and Cash Equivalents at Beginning of Period. . . . .    13,097
                                                           --------
Cash and Cash Equivalents at End of Period. . . . . . . .  $  3,209
                                                           ========

Supplemental Information:
  Interest Paid During the Period . . . . . . . . . .      $  6,848
                                                           ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion . . . . . . . . . . . .  $  6,157
                                                           ========
  Employees' Notes. . . . . . . . . . . . . . . . . . . .  $  3,238
                                                           ========



              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

              Notes to Consolidated Financial Statements
                          September 30, 2001
                              (Unaudited)
             (Dollars in thousands, except per share data)

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

2.   LIQUIDATION OF THE TRUST

     On May 17, 2001, the Trust sold 24 of its 27 properties (representing approximately 85% of the portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185,250, of which $3,000 was in the form of promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of September 30, 2001, Denholtz repaid $736. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt secured by the properties that were sold. The Trust realized a gain on disposition of investment in real estate (net of minority interest of $6,445) of $25,771.

     The following table shows cash flows for the nine months ended September 30, 2001.

       Gross sales proceeds                       $  185,250
       Repayment of mortgage loans payable           (93,061)
       Closing prorations and closing costs           (4,850)
       Purchase money notes                           (3,000)
                                                  ----------
           Net proceeds from sale                     84,339

       Release of restricted cash upon repayment
         of debt                                       2,345
       Escrow for post closing adjustments            (1,500)
       Distributions to minority interests            (8,695)
       Initial liquidating distributions to
         shareholders at $4.75 per share             (73,609)
       Receipt of principal and interest
         on employees' notes                           2,755
       Receipt of principal on notes receivables         736
                                                  ----------
           Net cash available from sale of
             properties and related transactions       6,371

       Increase in operating cash (net of
         distribution to minority interest
         of $56)                                       1,863
                                                  ----------
           Net change in cash and
              cash equivalents                         8,234

       Cash and cash equivalents as of
         January 1, 2001                               2,393
                                                  ----------
       Cash and cash equivalents as of
         September 30, 2001                       $   10,627
                                                  ==========

     Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the Purchase and Sale Agreement with Denholtz and is classified as investment in real estate held for sale in the Consolidated Statement of Net Assets in Liquidation. The closing for this property is scheduled for December 19, 2001. On May 17, 2001, Denholtz deposited the sum of $1,000 in escrow to secure its performance under the deferred closings. If the sale does not close, through no fault of the Trust, $1,000 in earnest money will be forfeited and the property will be reclassified to Investment in Real Estate. The Trust is permitted to sell to third parties the other two properties, its Riverport property in Louisville, Kentucky and its Northlake Festival Shopping Center in Atlanta, Georgia. In the alternative, the Trust may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002.

     On October 12, 2001, the Trust entered into an Amendment to Substituted, Amended and Restated Reimbursement Agreement with the issuer of the Letter of Credit (the "LOC Bank") collateralizing the bonds payable related to the Riverport property. This amendment primarily extended for a period of one year, the term of the letter of credit which otherwise would have expired on December 1, 2001. On that same date, the Trust deposited $300 with the LOC Bank to be utilized to make the mandatory bond redemption payment scheduled for December 1, 2001. The Trust additionally agreed, that if the $1,000 earnest money deposit in connection with the Denholtz contract is, for any reason, forfeited, it will pay the LOC Bank $500 to be utilized to further redeem additional outstanding bonds payable over and above any otherwise scheduled redemption payments. Furthermore, the Trust agreed to pay an extension fee in the amount of $25 payable in two equal installments - the first on the date of the agreement, and the second on June 1, 2002 if the Letter of Credit is still outstanding.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this Statement are not expected to affect the earnings or financial position of the Trust.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2000:

Numerator:
  Income Available to Common Shares Before
    Extraordinary Item. . . . . . . . . . . . . . . . .  $    1,361
  Extraordinary Item. . . . . . . . . . . . . . . . . .         (42)
                                                         ----------
      Net Income Available to Common Shares . . . . . .  $    1,319
                                                         ==========

Denominator:
  Denominator for basic earnings per weighted-average
    shares. . . . . . . . . . . . . . . . . . . . . . .  14,157,824

  Effect of dilutive securities - Employee stock
    options . . . . . . . . . . . . . . . . . . . . . .       7,370
                                                         ----------
    Denominator for diluted earnings per share-adjusted
      weighted-average shares and assumed conversions .  14,165,194
                                                         ==========

Basic and Diluted Earnings Available to Common Shares
 Per weighted-average Common Share:
  Income Before Extraordinary Item. . . . . . . . . . .  $     0.09
  Extraordinary Item. . . . . . . . . . . . . . . . . .       --
                                                         ----------
      Net Income. . . . . . . . . . . . . . . . . . . .  $     0.09
                                                         ==========


     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2000:

Numerator:
  Net Loss Available to Common Shares . . . . . . . . .  $     (742)
                                                         ==========

Denominator:
  Denominator for basic earnings per weighted-average
    shares. . . . . . . . . . . . . . . . . . . . . . .  14,217,926

  Effect of dilutive securities - Employee stock
    options . . . . . . . . . . . . . . . . . . . . . .       6,026
                                                         ----------
    Denominator for diluted earnings per share-adjusted
      weighted-average shares and assumed conversions .  14,223,952
                                                         ==========

Basic and Diluted Earnings Available to Common Shares
 Per weighted-average Common Share:
    Net Loss. . . . . . . . . . . . . . . . . . . . . .  $    (0.05)
                                                         ==========

4.   BUSINESS SEGMENTS

     As of September 30, 2000, the Trust owned and operated real estate properties located principally in the Midwest and Southeast United States. At that time, the Trust had three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of September 30, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 170 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 260 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of September 30, 2000, the Trust's long-term tenants were in a variety of businesses and no individual tenant was significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                                           Three Months  Nine Months
                                              Ended         Ended
                                           September 30, September 30,
                                              2000          2000
                                          -------------  -------------
REVENUE
  Flex/Industrial . . . . . . . . . . . . .    $  2,769      $  8,461
  Office. . . . . . . . . . . . . . . . . .       5,224        15,683
  Retail. . . . . . . . . . . . . . . . . .       1,191         3,462
  Corporate/Other . . . . . . . . . . . . .         101           489
                                               --------      --------
                                               $  9,285      $ 28,095
                                               ========      ========

 Income (Loss) Before Extraordinary Item
  Flex/Industrial . . . . . . . . . . . . .    $    759      $  2,318
  Office. . . . . . . . . . . . . . . . . .       1,040         3,384
  Retail. . . . . . . . . . . . . . . . . .         149           419
  Corporate/Other . . . . . . . . . . . . .      (2,535)       (4,329)
                                               --------      --------
                                               $   (587)     $  1,792
                                               ========      ========


                                              As of
                                           September 30,
                                              2000
                                           -------------
Total Assets
  Flex/Industrial . . . . . . . . . . . . .    $ 68,803
  Office. . . . . . . . . . . . . . . . . .     107,844
  Retail. . . . . . . . . . . . . . . . . .      17,536
  Corporate/Other . . . . . . . . . . . . .       2,856
                                               --------
                                               $197,039
                                               ========

                                           Three Months  Nine Months
                                              Ended         Ended
                                           September 30, September 30,
                                              2000          2000
                                          -------------  -------------
Depreciation and Amortization
  Flex/Industrial . . . . . . . . . . . . .    $    585         1,753
  Office. . . . . . . . . . . . . . . . . .       1,031         2,910
  Retail. . . . . . . . . . . . . . . . . .         144           429
                                               --------      --------
                                               $  1,760         5,092
                                               ========      ========

Interest Expense
  Flex/Industrial . . . . . . . . . . . . .    $    738         2,212
  Office. . . . . . . . . . . . . . . . . .       1,209         3,692
  Retail. . . . . . . . . . . . . . . . . .         327           985
                                               --------      --------
                                               $  2,274         6,889
                                               ========      ========

Additions to Investment in Real Estate
  Flex/Industrial . . . . . . . . . . . . .    $    500         1,154
  Office. . . . . . . . . . . . . . . . . .       1,342         3,210
  Retail  . . . . . . . . . . . . . . . . .          26            57
                                               --------      --------
                                               $  1,868         4,421
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


6.   DISTRIBUTIONS

     On September 13, 2001, the Trust declared a liquidating cash distribution in the amount of $0.20 per share payable October 24, 2001 to shareholders of record on September 24, 2001. The distribution, payable in the amount of approximately $3.1 million, is included in the Trust's total liabilities in the accompanying September 30, 2001 Consolidated Statement of Net Assets in Liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     general real estate investment risks;
     .     resolution of existing litigation;
     .     inability to collect interest and principal on notes
           receivable;
     . economic impact of the tragic events of September 11, 2001 and their aftermath on the economy in general and on real estate operations and values in particular;
     . failure of Denholtz to purchase our remaining properties at the contractual prices;
     .     potential inadequacy of our cash reserves;
     .     increases in interest rates;
     .     adverse consequences of failure to qualify as a REIT;
     .     possible environmental liabilities; and
     . failure or inability to comply with or effectuate the Plan of Termination and Liquidation.

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

     On May 17, 2001, we sold 24 of our 27 properties (representing 85% of our portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.25 million, of which $3 million was in the form of unsecured promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of September 30, 2001, Denholtz has repaid approximately $0.7 million. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt. The Trust realized net gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of approximately $25.8 million.

     The following table shows cash flows for the nine months ended September 30, 2001.
                                               (in thousands)

       Gross sales proceeds                       $  185,250
       Repayment of mortgage loans payable           (93,061)
       Closing prorations and closing costs           (4,850)
       Purchase money notes                           (3,000)
                                                  ----------
           Net proceeds from sale                     84,339

       Release of restricted cash upon repayment
         of debt                                       2,345
       Escrow for post closing adjustments            (1,500)
       Distributions to minority interests            (8,695)
       Initial liquidating distributions to
         shareholders at $4.75 per share             (73,609)
       Receipt of principal and interest
         on employees' notes                           2,755
       Receipt of principal on notes receivables         736
                                                  ----------
           Net cash available from sale of
             properties and related transactions       6,371

       Increase in operating cash (net of
         distribution to minority interest
         of $56)                                       1,863
                                                  ----------
           Net change in cash and
              cash equivalents                         8,234

       Cash and cash equivalents as of
         January 1, 2001                               2,393
                                                  ----------
       Cash and cash equivalents as of
         September 30, 2001                       $   10,627
                                                  ==========


     Of the three remaining properties, University Square in Huntsville, Alabama, remains subject to the Purchase and Sale Agreement with Denholtz. The closing for this property is scheduled for December 19, 2001. We are permitted to sell to third parties the other two properties, our Riverport property in Louisville, Kentucky and our Northlake Tower Shopping Center in Atlanta, Georgia. In the alternative, we may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002 (see "Properties" section below for additional information).
Following the first closing, the sum of $1 million remains in escrow to secure Denholtz's performance under the deferred closings.

     If all three properties are purchased by Denholtz pursuant to the Amended Purchase and Sale Agreement, we would realize estimated net proceeds of approximately $11.6 million, consisting of $38.7 million in gross sales proceeds reduced by approximately $25.8 million of debt and an estimated $1.3 million of minority interest.

     If Denholtz defaults, it will forfeit to us $1 million in earnest money now held in escrow. All of Denholtz's obligations to purchase and our obligations to sell our remaining properties will then be extinguished.

We, in turn, will be required to market and sell the properties to other parties. However, since the adoption of our Plan of Termination and Liquidation, the condition of the United States economy in general and the real estate markets in which our properties are located, in particular, has weakened. Accordingly, if Denholtz defaults, there can be no assurance, in light of these unforeseen market developments, that we will be able to complete our Plan of Termination and Liquidation within the time period previously projected or that we will achieve sales prices for our properties sufficient to allow us to make the distributions in the amount previously anticipated.

RESULTS OF OPERATIONS

     As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ended March 31, 2001. Therefore, operations for the nine and three months ended
September 30, 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the nine and three months ended September 30, 2000 are reported on a going concern basis on the Consolidated Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income. As a result of these differences, the results for the nine and three months ended September 30, 2001 are not comparable to the results for the nine and three months ended September 30, 2000.

     Prior to reporting the operating activity for the nine months ended September 30, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $5.4 million related to the write off of certain intangible assets, specifically leasing commissions, deferred financing fees and straight line rents receivable, that were included in our total assets as of December 31, 2000.

In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the Trust and reclassed approximately $3.1 million of employees' notes from shareholders' equity to assets.

     For the nine months ended September 30, 2001, our Net Assets in Liquidation decreased by approximately $49.9 million from approximately $64.2 million at December 31, 2000 to approximately $14.3 million at September 30, 2001. This decrease was primarily due to total distributions paid and payable to shareholders of approximately $77.3 million including our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million and our second liquidating distribution of $0.20 per share or approximately $3.1 million that was accrued as of September 30, 2001 and paid on October 24, 2001. Offsetting this decrease were gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of $25.8 million, operating income in the amount of approximately $3.1 million, recovery of losses on loans, notes and interest receivable of approximately $0.9 million and interest income on cash and cash equivalents of approximately $0.6 million, reduced by depreciation expense of approximately $2.9 million. The recovery of losses on loans, notes and interest receivable of approximately $0.9 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

     For the nine months ended September 30, 2000, we reported Net Income Available to Common Shares of approximately $1.3 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the nine months ended September 30, 2001.

     For the three months ended September 30, 2001, our Net Assets in Liquidation decreased by approximately $3.8 million to approximately $14.3 million at September 30, 2001 from approximately $18.1 million at June 30, 2001. This decrease was primarily due to the accrual of our second liquidating distribution of $0.20 per share or approximately $3.1 million that was payable as of September 30, 2001 and paid on October 24, 2001, operating loss in the amount of approximately $0.3 million, depreciation expense of approximately $0.3 million and minority interest of $0.2 million, reduced by approximately $0.2 million of interest income on cash and cash equivalents.

     For the three months ended September 30, 2000, we reported Net Loss Available to Common Shares of approximately $0.7 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our total assets (liquidation basis) were approximately $46.9 million, a decrease of approximately $149.2 million from total assets at December 31, 2000 (going concern basis) of approximately $196.1 million. Our liabilities totaled approximately $32.6 million at September 30, 2001, a decrease of approximately $93.8 million from approximately $126.4 million at December 31, 2000. At September 30, 2001 our net assets in liquidation (liquidation basis) were approximately $14.3 million compared to shareholders equity (going concern basis) of approximately $67.4 million at December 31, 2000, a decrease of approximately $53.1 million. The significant decreases in total assets and total liabilities are primarily due to the sale of 24 of our 27 properties on May 17, 2001, distributions paid and payable to shareholders in the amount of approximately $77.3 million, distributions to minority interest of approximately $8.7 million and to the write off of leasing commissions, deferred financing fees and straight line rents receivable upon adoption of the liquidation basis of accounting effective as of the first quarter of 2001. See "Results of Operations", above, for the discussion regarding the decrease of net assets in liquidation and the differences between the liquidation basis of accounting and the going concern basis of accounting.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased by approximately $8.2 million to approximately $10.6 million at September 30, 2001 from approximately $2.4 million at December 31, 2000. The increase in total cash and cash equivalents was due primarily to our receipt of net proceeds from the sale of 24 of our 27 properties less distributions to shareholders.

     During the nine months ended September 30, 2000, our operating activities provided net cash of approximately $7.6 million. We used approximately $4.0 million in investing activities to make capital improvements at our various properties net of proceeds from restricted cash. During the nine months ended September 30, 2000, our financing activities used approximately $13.5 million of cash primarily to make principal payments on mortgage loans and on an unsecured loan payable of approximately $16.7 million and to pay distributions to shareholders of approximately $5.5 million offset by approximately $8.5 million of proceeds from loans payable.

     Having made our initial liquidating distribution and second liquidating distribution, we have established unrestricted cash reserves of $7.5 million and restricted cash held in escrow for post closing adjustments of $1.5 million. We project that these reserves will be sufficient to cover the net costs of operating the Trust through its anticipated final liquidation, liquidation costs and contingent liabilities related to pending litigation. In addition to these reserves, as of September 30, 2001 our cash balances include approximately $3.1 million of cash to be utilized to pay our second liquidating distribution of $0.20 per share on October 24, 2001.

     If Denholtz defaults, it will forfeit to us $1 million in earnest money now held in escrow. All of Denholtz's obligations to purchase and our obligations to sell our remaining properties will then be extinguished.

We, in turn, will be required to market and sell the properties to other parties. However, since the adoption of our Plan of Termination and Liquidation, the condition of the United States economy in general and the real estate markets in which our properties are located, in particular, has weakened. Accordingly, if Denholtz defaults, there can be no assurance, in light of these unforeseen market developments, that we will be able to complete our Plan of Termination and Liquidation within the time period previously projected or that we will achieve sales prices for our properties sufficient to allow us to make the distributions in the amount previously anticipated. We will endeavor to distribute amounts in excess of reserves to our shareholders as additional assets are sold or as contingent liabilities are reduced or eliminated.

     PROPERTIES:

     As of September 30, 2001, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the three properties set forth in the table below. As described above, the University Square Business Center remains subject to the Purchase and Sale Agreement with Denholtz with the closing for this property scheduled for December 19, 2001. We are permitted to sell the Riverport property and the Northlake Tower Shopping Center to third parties or we may elect to "put" these properties to Denholtz at agreed upon prices any time prior to January of 2002. If all three properties are purchased by Denholtz pursuant to the Amended Purchase and Sale Agreement, we would realize estimated net proceeds of approximately $11.6 million, consisting of $38.7 million in gross sales proceeds reduced by approximately $25.8 of debt and an estimated $1.3 million of minority interest. The amount of our net recovery from the sale of these assets will vary if we are unable to complete a sale pursuant to the Amended Purchase and Sale Agreement with Denholtz.


                     BANYAN STRATEGIC REALTY TRUST

                           PORTFOLIO SUMMARY
                          September 30, 2001
                        (Dollars in thousands)

                                     Occu-
                    Debt     Square  pancy
Property           Balance   Footage   %     Description
--------           -------   ------- -----   -----------

FLEX/INDUSTRIAL
---------------
6901 Riverport
 Drive (a)(b)
 Louisville, KY    $ 4,200   322,100   55%   Leasehold interest
                                             subject to bond financing
                                             and ownership of
                                             improvements

OFFICE
------
University Square
 Business Center (c)
 Huntsville, AL      4,686   184,700   87%   Fee ownership of land
                                             and improvements

                                     Occu-
                    Debt     Square  pancy
Property           Balance   Footage   %     Description
--------           -------   ------- -----   -----------

RETAIL
------
Northlake Tower
 Shopping
 Center (d)(e)
 Atlanta, GA        16,941   321,600   98%   Leasehold interest pursuant
                   -------   -------         to ground lease and
                                             ownership of improvements
                                             (through a 1% General and
                                             a 80.9% Limited Partner
                                             interest) in a joint
                                             venture
   Total           $25,827   828,400
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

(d) We have been advised that our tenant, AMC Theatres, has made a determination to cease operations at the shopping center and is seeking to terminate its lease with approximately 30 months remaining in the term. The AMC Theatres space comprises approximately 8.4% of the total leaseable space. The loss of the revenue from the AMC lease may have a material adverse impact on the net proceeds we could recover from the sale of this property if a suitable replacement tenant is not located. The remainder of the shopping center space is leased to approximately 50 tenants, with primarily long term leases.

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

     FINANCINGS:

     During the third quarter of 1998, we borrowed $7.4 million under a convertible term loan agreement entered into with a group of lenders in October 1997. On January 20, 2000, we paid a conversion fee of $37,000 (0.5% of the outstanding loan balance) and we repaid approximately $1.2 million of the convertible term loan. The remaining balance of approximately $6.2 million was converted into 61,572 Series A convertible preferred shares at a conversion rate of $100 per share and on April 17, 2001 these preferred shares were further converted into 1,195,574 common shares at a conversion rate of $5.15 per common share.

     OTHER - LITIGATION

     During the third quarter of 2001, we continued to be involved in contested litigation with suspended president Leonard G. Levine. A description of the pending action follows:

     On August 14, 2000, we exercised our rights under the Trust's employment agreement with Mr. Levine by suspending him and placing him on leave from his position as president. Simultaneously, we initiated an arbitration proceeding as required under the employment agreement. On October 5, 2000, Mr. Levine brought an action in the Circuit Court of Cook County, Illinois to halt the arbitration proceedings by reason of improper forum. On October 18, 2000, we filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. Our complaint alleged violations of Mr. Levine's duty of loyalty owed to the Trust.

     On December 6, 2000, we and Mr. Levine, through our respective attorneys, agreed to dismiss the arbitration action and Mr. Levine's lawsuit challenging the arbitration, and further agreed to resolve all issues under Mr. Levine's employment contract within the lawsuit we had filed against Mr. Levine in the Circuit Court of Cook County (the "Employment Litigation").

     On January 19, 2001, Mr. Levine filed an answer, affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine and against us on the counterclaim, for money damages and also seeks a reinstatement to active employment status. Discovery in this case has commenced and is continuing.

     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which was denied at a hearing on July 19, 2001. We filed a Third Amended Complaint on September 6, 2001, seeking, among other things, $300,000 in compensatory damages and $3 million in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Third Amended Complaint include allegations that (i) Mr Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to our Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of a shareholder derivative action from January to April of 2001, which action was resolved by summary judgment in favor of the Trust, amounts to a separate breach of fiduciary duty by Mr. Levine. On November 1, 2001, Mr. Levine moved to dismiss three of the counts of our Third Amended Complaint, which motion has not yet been decided by the court. On November 3, 2001, Mr. Levine filed an Answer and Affirmative Defenses to three of the counts on our Third and Amended Complaint.

     On May 7, 2001, the Trust amended its answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty.

The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.8 million.

     A case management conference in the Employment Litigation was held on October 18, 2001. Judge Siebel of the Circuit Court of Cook County ordered: (i) all written fact discovery must be concluded by January 31, 2002; (ii) all non-expert depositions must be concluded by April 30, 2002; and (iii) a further status hearing for the purpose of setting a date for the close of discovery will be held on May 17, 2002.

SUBSEQUENT EVENT:

     On October 12, 2001, through our wholly-owned subsidiary BSRT Riverport Trust, we entered into an Amendment to Substituted, Amended and Restated Reimbursement Agreement with National City Bank of Kentucky (the "LOC Bank"), the issuer of the Letter of Credit collateralizing the bonds payable related to our property located at 6901 Riverport Drive in Louisville, Kentucky. This amendment primarily extended for a period of one year, the term of the letter of credit which otherwise would have expired on December 1, 2001. On that same date, we deposited $0.3 million with the LOC Bank to be utilized to make the mandatory bond redemption payment scheduled for December 1, 2001. We additionally agreed, that if the $1 million earnest money deposit in connection with the Denholtz contract is, for any reason, forfeited to us, we will pay the LOC Bank $0.5 million to be utilized to further redeem additional outstanding bonds payable over and above any otherwise scheduled redemption payments. Furthermore, we agreed to pay an extension fee in the amount of $25,000 payable in two equal installments the first on the date of the agreement, and the second on June 1, 2002 if the Letter of Credit is still outstanding.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedging transactions nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of September 30, 2001, we had approximately $25.9 million of outstanding long-term debt, of which $4.2 million bears interest at variable rates that are adjusted on a monthly basis. As of September 30, 2001, the weighted-average interest rate on this variable rate debt was 2.37%. If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $42,000 on an annual basis.




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



BANYAN STRATEGIC REALTY TRUST




By:  /s/ L.G. Schafran                       Date:  November 14, 2001
     ------------------------------
     L.G. Schafran,
     Interim President




By:  /s/ Joel L. Teglia                      Date:  November 14, 2001
     ------------------------------
     Joel L. Teglia,
     Executive Vice President and
     Chief Financial Officer

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

10.18    First Amendment to Purchase and Sale Agreement dated March 28,
         2001 (16)

10.19    Second Amendment to Purchase and Sale Agreement dated April 9,
         2001 (17)

10.20    Third Amendment to Purchase and Sale Agreement dated May 11, 2001
         (18)

21.      Subsidiaries of Banyan Strategic Realty Trust (15)

99.15    Press Release Dated August 14, 2001 (*).

99.16    Press Release Dated September 13, 2001 (*).

99.17    Press Release Dated November 14, 2001 (*).

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