Form 10-K405
period 2001-12-31
BANYAN STRATEGIC REALTY TRUST
filed 2002-03-21
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001

                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to         .

                    Commission File Number 0-15465


                     Banyan Strategic Realty Trust
         -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)


        Massachusetts                                  36-3375345
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

2625 Butterfield Road, Suite 101N
Oak Brook, IL                                            60523
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code    (630) 218-7250

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of February 28, 2002:
15,496,806. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was $7,025,000.

                  DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 58 of sequentially numbered pages.

                           TABLE OF CONTENTS



                                PART I

ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . .      1

ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . .      5

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .      7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .      8


                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND
           RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . .      9

ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .     11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     15

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .     23

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .     24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .     46


                               PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE
           REGISTRANT . . . . . . . . . . . . . . . . . . . . .     46

ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .     48

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . .     54

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS . . . . . . . . . . . . . . . .     56


                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     56


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     57

                                PART I

ITEM 1.  BUSINESS

     Certain statements in this Annual Report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     general real estate investment risks;
     .     resolution of existing litigation;
     .     inability to collect interest and principal on notes
           receivable;
     . condition of the United States economy in general and its impact on real estate operations and values in particular;
     . political instability and the costs resulting therefrom, particularly in light of the events of September 11, 2001;
     . failure to sell our remaining properties on terms beneficial to the Trust, if at all;
     .     potential inadequacy of our cash reserves;
     .     increases in interest rates;
     .     adverse consequences of failure to qualify as a REIT;
     .     possible environmental liabilities;
     .     potential delisting of our shares by Nasdaq; and
     . failure or inability to comply with or effectuate the Plan of Termination and Liquidation.

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

     On May 17, 2001, we sold 24 of our 27 properties (representing 85% of our portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.25 million, of which $3 million was in the form of unsecured promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001 (the "Purchase and Sale Agreement"). The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of December 31, 2001, Denholtz has repaid approximately $0.7 million of principal on the notes. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt on the properties purchased. The Trust realized net gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of approximately $25.8 million.

     The following table shows cash flows for the year ended December 31, 2001.
                                               (in thousands)

       Gross sales proceeds                       $  185,250
       Repayment of mortgage loans payable           (93,061)
       Closing prorations and closing costs           (4,850)
       Purchase money notes                           (3,000)
                                                  ----------
           Net proceeds from sale                     84,339

       Release of restricted cash upon repayment
         of debt                                       2,345
       Escrow for post closing adjustments            (1,500)
       Distributions to minority interests            (8,698)
       Liquidating distributions to
         shareholders at $4.95 per share             (76,708)
       Receipt of principal and interest
         on employees' notes                           2,867
       Receipt of principal on notes receivables         736
       Receipt of forfeited earnest money              1,000
                                                  ----------
           Net cash available from sale of
             properties and related transactions       4,381

       Increase in operating cash (net of
         distribution to minority interest
         of $422 and other distributions to
         shareholders of $610)                           719
                                                  ----------
           Net change in cash and
              cash equivalents                         5,100

       Cash and cash equivalents as of
         January 1, 2001                               2,393
                                                  ----------
       Cash and cash equivalents as of
         December 31, 2001                        $    7,493
                                                  ==========

     As of December 31, 2001, we owned interests in three properties:
University Square Business Center in Huntsville, Alabama, 6901 Riverport Drive in Louisville, Kentucky and Northlake Tower Shopping Center in Atlanta, Georgia. Subsequent to the first closing and prior to December 3, 2001, in accordance with the Purchase and Sale Agreement, we were contractually obliged to sell University Square Business Center to Denholtz and were permitted to sell the Riverport property and the Northlake Tower Shopping Center to third parties or to "put" these properties to Denholtz at agreed upon prices. The sum of $1 million was held in escrow to secure Denholtz's performance under these deferred closings.

     On December 3, 2001, Denholtz notified us in writing that it no longer intended to acquire University Square as required under the contract and we received $1 million in forfeited earnest money that was recorded as income in the fourth quarter. The forfeiture of the University Square earnest money also extinguished our right to "put" our other two properties to Denholtz. We are currently marketing all three properties for sale and hope to dispose of them before the end of 2002. On February 19, 2002, we executed a contract to sell our Riverport property and on March 1, 2002, we executed a contract to sell our University Square property (see discussion below). We continue to manage these properties in order to maximize their value for our shareholders. Since the adoption of our Plan of Termination and Liquidation, the condition of the United States economy in general and the real estate markets in which our properties are located, in particular, has weakened. Accordingly, there can be no assurance, in light of these unforeseen market developments, that we will be able to complete our Plan of Termination and Liquidation within the time period previously projected or that we will achieve sales prices for our properties sufficient to allow us to make distributions in the amount previously anticipated.

     On February 21, 2002, we signed a contract to sell our Riverport property for a gross purchase price of $6.05 million. The purchaser under the contract is an entity to be formed by Daniel Smith. Mr. Smith, or entities owned or controlled by him, was a joint venture partner with us on our Woodcrest property and also managed our Commerce Center and Fountain Square properties. The contract is subject to a 60-day inspection period during which the purchaser can terminate the contract without penalty. The purchaser can also terminate the contract if he is unable to obtain, within sixty days, suitable financing for the purchase. If the sale is consummated, we expect to realize net sales proceeds of approximately $2.15 million in the second quarter of 2002.

     On March 1, 2002, we signed a contract to sell our University Square property for a gross purchase price of $8.45 million. The purchaser under the contract is USBC, LLC, an Alabama limited liability company, whose principals include Alan C. Jenkins and Joel L. Teglia. Mr. Jenkins is a principal in Inter South Properties, Inc., the current manager of the University Square property. Mr. Teglia is our Executive Vice President and Chief Financial Officer. Mr. Teglia recused himself from all of our deliberations regarding the sale of University Square. The contract is subject to a 60-day financing period during which the purchaser can terminate the contract without penalty if it is unable to obtain approval to assume the existing first mortgage financing. If the purchaser is unable to obtain the requisite approval within 60 days, it can, at its option, request an additional 30 days to meet this condition. If the purchaser is unable to obtain approval, it has the right to cancel the contract without penalty. If the sale is consummated, we expect to realize net sales proceeds of approximately $3.7 million in the second quarter of 2002.

     On March 14, 2002, we acquired the interests of our partner, M & J Wilkow, Ltd., in our Northlake Tower Shopping Center property for a gross purchase price of $1.3 million. Prior to sale, M & J Wilkow had an 18.1% interest in the property's cash flow and a 28.1% interest in its capital proceeds.

BUSINESS

     Although we are currently operating in accordance with our Plan of Termination and Liquidation and are working to complete the sale of our remaining real estate assets, we continue to focus on maintaining the value of our portfolio. In order to do so, we seek to manage carefully our assets to maximize the cash flow generated by, and the long term value of, our properties. To achieve this objective, we develop an annual operating plan for each property which focuses on increasing property revenue through:

     .     increased occupancy and/or higher rents;

     .     negotiating leases containing base rental increases;

     .     emphasizing tenant satisfaction; and

     .     controlling operating expenses.

     In addition to our real estate operations, we are also involved in litigation with our president, Mr. Leonard G. Levine, whom we placed on suspension and leave as of August 14, 2000. The litigation will determine whether we acted within our legal rights when we placed Mr. Levine on suspension and leave, pending a determination that we have and had just cause for terminating his employment. Please refer to "Item 3 - LEGAL PROCEEDINGS" below for details regarding this litigation.

     On November 30, 2001, we announced that our Board of Trustees had determined that pursuit of our pending litigation against Mr. Levine will be the primary focus of our liquidation strategy going forward. A trial is anticipated in the fourth quarter of 2002 or the first quarter of 2003. Including costs, fees and potential damages, the suit and Mr. Levine's counterclaim involve more than $2 million. In view of the amounts at stake in the Levine litigation, and based upon our assessment of the likelihood of success, our Board has determined to postpone complete dissolution of the Trust until after the litigation has run its course. We believe the adoption of this strategy allows our shareholders to obtain the full benefit of the anticipated result of this litigation and may have the added value of allowing the real estate markets to recover as we await the outcome. We intend to continue our policy of making liquidating distributions when, and as often as, circumstances permit.

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

     We have nine employees, four of whom serve as executive officers.

     We review and monitor compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2001, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate making any such expenditures for the year ending
December 31, 2002.


ITEM 2.  PROPERTIES

     As of December 31, 2001, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the properties set forth in the table below:

                                        BANYAN STRATEGIC REALTY TRUST
                                              PORTFOLIO SUMMARY
                                              December 31, 2001

                                                          Scheduled Lease
                                                            Expirations
                                       Occu-     ----------------------------------
                  Date       Square    pancy                                  After
                 Acquired    Footage     %         2002     2003     2004      2004    Description (a)
                 --------    -------   -----      -----     ----     ----     -----    ---------------------

FLEX/INDUSTRIAL
---------------
6901 Riverport                                                                         Leasehold interest
Drive                                                                                  pursuant to bond
Louisville, KY    11/19/96   322,100     55%         0%       0%      55%        0%    financing and owner-
                                                                                       ship of improvements

OFFICE
------
University Square                                                                      Fee ownership of
Business Center                                                                        land and improve-
Huntsville, AL     8/26/97   184,700     88%        25%       9%      26%       28%    ments

RETAIL
------
                                                                                       Leasehold interest
                                                                                       pursuant to a ground
                                                                                       lease and ownership of
Northlake                                                                              improvements (through
Tower Shopping                                                                         a 1% General and 80.9%
Center                                                                                 Limited Partner
Atlanta, GA        7/28/95   321,600     97%         7%      14%      11%       65%    interest) in a joint
                             -------    ----       ----     ----     ----      ----    venture (b) (c)

    Portfolio
      Total                  828,400     79%         8%       7%      31%       33%
                             =======    ====       ====     ====     ====      ====







--------------------

(a)  Reference is made to Schedule III "Consolidated Real Estate and Accumulated Depreciation" filed with this annual report for additional description of these real property investments.

(b)  In all of our partnerships, we are the managing general partner and retain sole authority over all significant decisions.

(c)  The stated percentages represent our voting rights, not necessarily the economics of the venture.  According to the partnership agreement, prior to distributing cash flow from operations, our 80.9% and 1% partnership interests receive an annual 12% preferred return on their respective net capital contributed to the partnership.  Then, our joint venture partner receives a 12% preferred return on the net capital which it has contributed.  Then, cash flow from operations is distributed pro-rata based on each partner's respective ownership interest.  Cash proceeds from either the sale or refinancing of the partnership property will be used:  (i) to pay any of our unpaid preferred returns; (ii) to return net capital contributed by all partners; (iii) to pay any of the venture partner's unpaid preferred returns and (iv) to distribute the remaining cash based on ownership interests until we have received an overall return of 15% on our invested capital.  Then, we will receive 71.9% of the excess cash and the balance will be paid to the joint venture partner.





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

     On January 19, 2001, Mr. Levine filed an answer, affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine and against the Trust on the counterclaim for money damages and also seeks a reinstatement to active employment status. Discovery in this case has commenced and is continuing.

     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which was denied at a hearing on July 19, 2001. The Trust filed a Third Amended Complaint on September 6, 2001, seeking, among other things, $300,000 in compensatory damages and $3 million in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Third Amended Complaint include allegations that (i) Mr Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and The Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to our Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of a shareholder derivative action from January to April of 2001, which action was resolved by summary judgment in favor of the Trust, amounts to a separate breach of fiduciary duty by Mr. Levine. Mr. Levine has answered all counts.

     On May 7, 2001, the Trust amended its answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty.

The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.8 million. During the pendency of the litigation, we continue to pay a base salary to Mr. Levine. We are seeking recovery of these payments, among other recoveries, in the litigation.

     A case management conference in the Employment Litigation was held on October 18, 2001. Judge Richard A. Siebel of the Circuit Court of Cook County ordered: (i) all written fact discovery must be concluded by January 31, 2002; (ii) all non-expert depositions must be concluded by April 30, 2002; and (iii) a further status hearing for the purpose of setting a date for the close of discovery will be held on May 17, 2002. Judge Siebel's October 18, 2001 scheduling order was modified as a result of a motion brought by Mr. Levine on January 31, 2002. The revised schedule calls for: (i) the conclusion of all written fact discovery by March 31, 2002; (ii) the conclusion of all non-expert depositions by June 30, 2002; and (iii) a further status hearing on May 17, 2002.

     On December 17, 2001, we filed a motion for partial summary judgment in the Employment Litigation. This motion seeks a ruling by the court that the Trust had "just cause" to terminate Mr. Levine's employment contract at the time we placed Mr. Levine on suspension on August 14, 2000. The motion is currently being briefed by the parties and is scheduled for hearing on April 4, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Trust held its 2000 Meeting of Shareholders on January 30, 2002. There were two proposals considered at the Meeting:

     PROPOSAL #1 was to elect four trustees;

     PROPOSAL #2 was to ratify the selection of Ernst & Young, LLP as our independent accountants for 2001;


PROPOSAL #1
                                              FOR           WITHHELD
                                           ----------       --------
SLATE OF TRUSTEES ELECTED

   Walter E. Auch, Sr.                     10,841,958         96,988
   Daniel Levinson                         10,857,992         80,954
   Stephen M. Peck                         10,859,178         79,768
   L.G. Schafran                           10,853,135         85,811

   (All elected)


                                FOR           AGAINST        ABSTAIN
                            ----------        -------        -------
PROPOSAL #2                 10,821,586         60,885         56,475
(Carried)

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Our shares are included for quotation on the NASDAQ National Market (symbol - BSRTS). On February 14, 2002, we were notified by Nasdaq that because our shares of beneficial interest had traded below the minimum of $1.00 per share for the prior thirty consecutive trading days, we now face delisting if the bid price of our shares of beneficial interest does not close at $1.00 or more per share for ten or more consecutive trading days between February 14, 2002 and May 15, 2002. Our shares would be delisted, subject to our right of appeal. We are currently looking into alternatives in order to provide a market for the exchange of our shares.

     The table below shows the quarterly high and low bid prices reported by NASDAQ and the amount of cash distributions we paid per share for the years ended December 31, 2001 and 2000.


                                 2001
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $5.94               $ --
           Low          $5.31

6/30       High         $5.85               $4.75          5/30/01
           Low          $1.04

9/30       High         $1.19               $0.20          9/13/01
           Low          $0.91

12/31      High         $1.04               $ --
           Low          $0.59


                                 2000
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $6.00               $0.12          4/5/00
           Low          $5.25

6/30       High         $6.06               $0.12          7/14/00
           Low          $5.13

9/30       High         $6.00               $0.12         10/16/00
           Low          $5.06

12/31      High         $5.75               $0.03          1/19/01
           Low          $5.13

     During 2001 and 2000, we paid distributions to common shareholders equal to $4.98 and $0.48 per share, respectively. All of 2001 distributions and a total of $0.12 per share in 2000 represented a return of capital to common shareholders. During 2001 and 2000, we also paid distributions to preferred shareholders of $2.93 and $9.51 per share, respectively.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

     . the timing of and our success in completing the sale of our real estate assets pursuant to our Plan of Termination and Liquidation.

     .     resolution of existing litigation;

     . sustaining the operating performance of our existing real estate investments through scheduled increases in base rents under existing leases and through general improvement in the real estate markets where our properties are located; and

     .     our level of operating expenses;


     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

     As of February 28, 2002, there were 3,032 record holders of shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                       2001 (2)        2000          1999          1998          1997
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Operating Data:
  Revenues. . . . . . . . . . . .      $ 20,653      $ 37,796      $ 41,716      $ 39,416      $ 28,785

Expenses:
  Interest. . . . . . . . . . . .         4,566         9,180        11,558         9,778         6,447
  Depreciation and amortization .         3,211         7,215         6,942         5,484         4,213
  Property operating. . . . . . .         7,126        12,314        13,601        13,449        10,689
  General and administrative. . .         4,103         5,971         4,496         4,614         4,315
  Provision for asset impairment.         2,658         --            --            --            --
  Recovery of losses on loans,
    notes and interest receivable          (970)        --            --            --             (161)
                                       --------      --------      --------      --------      --------
        Total expenses. . . . . .        20,694        34,680        36,597        33,325        25,503
                                       --------      --------      --------      --------      --------
Income (loss) before minority
  interest, income from operations
  of real estate venture, net gains
  and extraordinary item (3). . .           (41)        3,116         5,119         6,091         3,282
Minority interest . . . . . . . .          (358)         (491)         (538)         (572)         (590)
Income from operations of real
  estate venture. . . . . . . . .         --            --            --            --               37
Net gains and extraordinary item.        25,771           (42)        3,906          (141)          817
                                       --------      --------      --------      --------      --------
Net income. . . . . . . . . . . .        25,372         2,583         8,487         5,378         3,546

Less Income Available to
  Preferred Shares. . . . . . . .          (181)         (585)        --            --            --
                                       --------      --------      --------      --------      --------

Net Income Available to
  Common Shares (4) . . . . . . .      $ 25,191      $  1,998      $  8,487      $  5,378      $  3,546
                                       ========      ========      ========      ========      ========
Basic Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income before net gains and
   extraordinary item . . . . . .      $   --        $   0.14      $   0.34      $   0.41      $   0.24
                                       ========      ========      ========      ========      ========
  Net income. . . . . . . . . . .      $   1.68      $   0.14      $   0.63      $   0.40      $   0.32
                                       ========      ========      ========      ========      ========




                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                         2001          2000          1999          1998          1997
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income before net gains and
   extraordinary item . . . . . .      $   --        $   0.14      $   0.34      $   0.40      $   0.24
                                       ========      ========      ========      ========      ========
  Net income. . . . . . . . . . .      $   1.68      $   0.14      $   0.63      $   0.39      $   0.32
                                       ========      ========      ========      ========      ========

Balance Sheet Data:

Investment in real estate, net. .      $ 28,423      $184,175      $183,844      $209,409      $149,386
Total assets. . . . . . . . . . .        41,393       196,057       206,647       222,590       159,634
Loans and bonds payable . . . . .        25,455       119,652       132,681       151,648        92,118
Shareholders' equity. . . . . . .        12,359        67,350        65,295        62,434        62,315

Number of property interests owned            3            27            27            32            22
Weighted average
  number of shares. . . . . . . .        15,497        14,183        13,469        13,308        11,150
Cash distributions per share of
  beneficial interest . . . . . .      $   4.98      $   0.48      $   0.48      $   0.46      $   0.40
                                       ========      ========      ========      ========      ========

------------

(1)  You should read the above selected financial data in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)  As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ended March 31, 2001.  Therefore, operations for the year ended December 31, 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the years ended
December 31, 2000, 1999, 1998 and 1997 are reported on a going concern basis on the Consolidated Statement of
Operations.  The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income.  We do, however, deduct leasing commissions in the computation of Operating Income.  As a result of these differences, the results for the year ended December 31, 2001 are not comparable to the results for the years ended December 31, 2000, 1999, 1998 and 1997.

(3)  Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

(4)  For the year ended December 31, 2001 amount represents changes in Net Assets in Liquidation before distributions to shareholders.


QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly changes in net assets in liquidation for the year ended
December 31, 2001.

                                                                        2001
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                                (Amounts in thousands)

Net Assets in Liquidation at
  Beginning of the Quarter                    $ 64,214           65,365           18,103           14,334

Net Gains on Disposition of Investment
  in Real Estate Held for Sale (Net of
  Minority Interest of $6,445)                   --              25,771            --               --

Interest Income on Employees' Notes                 18              107            --                  10

Interest Income on Cash and Cash Equivalents        49              418              157              135

Forfeited Earnest Money                          --               --               --               1,000

Operating Income (Loss)                          2,509              960             (328)            (177)

Provision for Asset Impairment                   --               --               --              (2,658)

Recovery of Losses on Loans, Notes and
  Interest Receivable                              870            --               --                 100

Depreciation                                    (1,616)            (981)            (308)            (306)

Minority Interest in Consolidated Partnerships    (153)             101             (227)             (79)

Issuance of Shares                                  54                1               36            --

Distributions Paid and Payable to Shareholders    (580)         (73,639)          (3,099)           --
                                              --------         --------         --------         --------

Net Assets in Liquidation at
  End of the Quarter                          $ 65,365           18,103           14,334           12,359
                                              ========         ========         ========         ========







     The following is a summary of the quarterly results of operations for the year ended December 31, 2000.

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
                                              ========         ========         ========         ========









ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan") under which our Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to our shareholders.

     On May 17, 2001, we sold 24 of our 27 properties for a total sales price of $185.25 million, and realized net gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of approximately $25.8 million. At December 31, 2001, we owned individually or, in the case of our retail center, through a joint venture:

     .     one office property totaling 184,700 rentable square feet;

     . one flex industrial property totaling 322,100 rentable square feet;

     .     one retail center which contains 321,600 rentable square feet.

     We did not acquire or sell any properties during the year ended December 31, 2000. During the year ended December 31, 1999, we sold four apartment complexes containing 864 units and one flex industrial property totaling 182,300 rentable square feet.

RESULTS OF OPERATIONS

     As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ended March 31, 2001. Therefore, operations for the year ended December 31, 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the years ended December 31, 2000 and 1999 are reported on a going concern basis on the Consolidated Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income. As a result of these differences, the results for the year ended December 31, 2001 are not comparable to the results for the years ended December 31, 2000 and 1999.

     Prior to reporting the operating activity for the year ended
December 31, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $5.5 million related to the write off of certain intangible assets, specifically leasing commissions, deferred financing fees and straight line rents receivable, that were included in our total assets as of December 31, 2000.

In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the Trust and reclassed approximately $3.1 million of employees' notes from shareholders' equity to assets.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, our Net Assets in Liquidation decreased by approximately $51.8 million from approximately $64.2 million at December 31, 2000 to approximately $12.4 million at December 31, 2001. This decrease was primarily due to total distributions paid to shareholders of approximately $77.3 million including our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million and our second liquidating distribution of $0.20 per share or approximately $3.0 million. Offsetting this decrease were gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of $25.8 million, operating income in the amount of approximately $3.0 million, receipt of forfeited earnest money of $1.0 million, recovery of losses on loans, notes and interest receivable of approximately $1.0 million and interest income on cash and cash equivalents of approximately $0.8 million, reduced by depreciation expense of approximately $3.2 million and valuation allowance of approximately $2.7 million. We recorded a provision for asset impairment in order to write down the net carrying value of our Riverport property to reflect the sale price agreed to in the sale agreement that we executed on February 20, 2002. The recovery of losses on loans, notes and interest receivable of approximately $1.0 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

     For the year ended December 31, 2000, we reported Net Income Available to Common Shares of approximately $2.0 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the year ended December 31, 2001.

     As of December 31, 2001, 21% of our leasable square footage was vacant and during 2002, leases for approximately eight percent (8%) of our leasable square footage will expire. Although vacancy may increase temporarily, at most of our properties we believe that this lease "roll-over" is routine and the underlying space will be released at market rental rates to either the existing or new tenants. Our most significant vacancy is at 6901 Riverport Drive where a tenant occupying approximately 145,000 square feet or 45% of this property's space vacated on July 31, 2000. We are in the process of marketing this space but have not secured a new tenant. Our total revenues may continue to be adversely affected if the space remains vacant.

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

     SEVERANCE AND TERMINATION COSTS

     In September 2000, we adopted an employee severance and retention program. We have since terminated certain employees and will continue to review our staffing needs in the future. The total expenses for the year ended December 31, 2000 include a charge of approximately $1.9 million for this program. These costs include a charge of approximately $0.3 million for base compensation payable to Mr. Leonard G. Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement. Subsequent to September 30, 2000, we entered into employment agreements with Messrs. Schafran, Higgins and Teglia, and into separation agreements with Messrs. Hansen and Schmidt. Pursuant to these separation agreements and Mr. Teglia's new employment agreement, we paid a total of approximately $0.8 million in severance and termination costs in the fourth quarter of 2000. These costs are included in the $1.9 million severance and termination costs discussed above. An additional amount of approximately $0.6 million was accrued under the program for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, our total assets (liquidation basis) were approximately $41.4 million, a decrease of approximately $154.7 million from total assets at December 31, 2000 (going concern basis) of approximately $196.1 million. Our liabilities totaled approximately $29.0 million at December 31, 2001, a decrease of approximately $97.4 million from approximately $126.4 million at December 31, 2000. At December 31, 2001 our net assets in liquidation (liquidation basis) were approximately $12.4 million compared to shareholders equity (going concern basis) of approximately $67.4 million at December 31, 2000, a decrease of approximately $55.0 million. The significant decreases in total assets and total liabilities are primarily due to the sale of 24 of our 27 properties on May 17, 2001, distributions paid to shareholders in the amount of approximately $77.3 million, distributions to minority interest of approximately $8.7 million and to the write off of leasing commissions, deferred financing fees and straight line rents receivable in the aggregate amount of approximately $5.5 million upon adoption of the liquidation basis of accounting effective as of the first quarter of 2001. See "Results of Operations", above, for the discussion regarding the decrease of net assets in liquidation and the differences between the liquidation basis of accounting and the going concern basis of accounting.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased by approximately $5.1 million to approximately $7.5 million at December 31, 2001 from approximately $2.4 million at December 31, 2000. The increase in total cash and cash equivalents was due primarily to our receipt of net proceeds from the sale of 24 of our 27 properties less distributions to shareholders.

     During the year ended December 31, 2000, our operating activities provided net cash of approximately $9.4 million. We used approximately $6.1 million in investing activities to make capital improvements at our various properties net of proceeds from restricted cash. During the year ended December 31, 2000, our financing activities used approximately $14.0 million of cash primarily to make principal payments on mortgage loans and on an unsecured loan payable of approximately $17.4 million and to pay distributions to shareholders of approximately $7.4 million offset by approximately $10.5 million of proceeds from loans payable.

     Having made two liquidating distributions, we have established unrestricted cash reserves of $7.5 million and restricted cash held in escrow for post closing adjustments of $1.5 million. We project that these reserves will be sufficient to cover the net costs of operating the Trust through its anticipated final liquidation, liquidation costs and contingent liabilities related to pending litigation.

     Because Denholtz defaulted on its obligation to purchase our University Square property in December of 2001, it forfeited to us $1 million in earnest money. All of Denholtz's obligations to purchase and our obligations to sell our remaining properties were extinguished at that time. We are now attempting to market and sell the properties to other parties. However, since the adoption of our Plan of Termination and Liquidation, the condition of the United States economy in general and the real estate markets in which our properties are located, in particular, has weakened. Accordingly, there can be no assurance, in light of these unforeseen market developments, that we will be able to complete our Plan of Termination and Liquidation within the time period previously projected or that we will achieve sales prices for our properties sufficient to allow us to make the distributions in the amount previously anticipated. We will endeavor to distribute amounts in excess of reserves to our shareholders as additional assets are sold or as contingent liabilities are reduced or eliminated.

     FINANCINGS:

     On May 1, 2000, we entered into a loan agreement with LaSalle Bank National Association (the "LaSalle Loan") which provided for a loan in the amount of $12.1 million, which we could draw in four installments. The amount of $8.5 million was drawn on May 1, 2000. An additional $2 million was drawn on October 30, 2000. The loan, which was collateralized by our Johns Creek Office and Industrial Park and Technology Park properties, bore interest at a variable rate equal to LIBOR plus 2.2% and was payable monthly. The loan principal was pre-payable without penalty and matured on May 31, 2001. On May 17, 2001, we repaid the loan with the proceeds from sale of our properties.

     On October 8, 1999, we entered into a loan agreement with LaSalle Bank N.A. in the amount of $7.8 million. The loan, which was collateralized by the Trust's Lexington Business Center property, bore interest at a variable rate equal to LIBOR plus 2% and was payable monthly. The loan principal was pre-payable without penalty and had an initial maturity date of May 31, 2000. We had two options to extend the term of the loan for one year each at the same interest rate by paying a fee of $19,500 for each extension.
We exercised our first option to extend the term of the loan until May 31, 2001. On May 17, 2001, we repaid the loan with the proceeds from sale of our properties.

     During the third quarter of 1998, we borrowed $7.4 million under a convertible term loan agreement entered into with a group of lenders in October 1997. On January 20, 2000, we paid conversion fee of $37,000 (0.5% of the outstanding loan balance) and we repaid approximately $1.2 million of the convertible term loan. The remaining balance of approximately $6.2 million was converted into 61,572 Series A convertible preferred shares at a conversion rate of $100 per share and on April 17, 2001, these preferred shares were further converted into 1,195,574 common shares at a conversion rate of $5.15 per share.

RISK FACTORS

FACTORS PERTAINING TO PLAN OF TERMINATION AND LIQUIDATION

     WE MAY BE UNABLE TO ACHIEVE SALE PRICES FOR REMAINING PROPERTIES EQUIVALENT TO PRICES CONTRACTED IN THE PURCHASE AND SALE AGREEMENT. As a result of Denholtz's failure to purchase University Square Business Center and forfeiture to us of $1 million in earnest money, we are marketing all of our properties for sale to other parties. Since entering into the agreement with Denholtz, and the adoption of our Plan of Termination and Liquidation, the condition of the United States economy in general and the real estate markets in which our properties are located, in particular, has weakened. Accordingly, there can be no assurance, in light of these unforeseen market developments, that we will be able to complete our Plan of Termination and Liquidation within the time period previously projected or that we will achieve sales prices for our properties sufficient to allow us to make the distributions in the amount previously anticipated.

     WE MAY BE UNABLE TO COMPLETE LIQUIDATION IN A TIMELY MANNER. Our failure to sell our remaining properties in a timely manner increases the risk that we will make distributions pursuant to the Plan after the second anniversary of its adoption. Any distributions made after January 5, 2003 will not qualify for the dividends paid deduction thereby potentially subjecting us to tax on our net income and net gains from dispositions to the extent that they are not reduced by our net operating loss carryforward. See, "We Might Fail to Qualify as a REIT," below.

     OUR SHARES MAY EXPERIENCE A DECREASE IN LIQUIDITY. As we sell our assets and distribute proceeds, our market capitalization and "float" will diminish and market interest in our shares by the investment community may diminish, thereby reducing or effectively eliminating the market demand and liquidity for our shares, which would adversely affect the market price for our shares. Furthermore, on February 14, 2002, we were notified by Nasdaq that because our shares of beneficial interest have traded below the minimum of $1.00 per share for the prior thirty consecutive trading days, our shares may be delisted if the bid price of our shares of beneficial interest does not close at $1.00 or more per share for ten or more consecutive trading days between February 14, 2002 and May 15, 2002.
Should we be delisted, we may not be able to provide alternatives in order to maintain a market for the exchange of our shares.

     WE MAY ABANDON THE PLAN. Our Trustees may abandon, modify or terminate the Plan at any time in their discretion. In the event the Plan is abandoned at a time when we are significantly reduced in size, certain operating risks will increase, as will the risk that our share price will trade at a greater discount to the perceived underlying value of our real estate holdings.

     THE OUTCOME OF PENDING LITIGATION WILL AFFECT THE TIMING AND AMOUNT OF DISTRIBUTIONS THAT WE WILL MAKE TO OUR SHAREHOLDERS. On November 30, 2001, we announced that our Board of Trustees determined that completion of our pending litigation against Mr. Levine, our suspended president and chief executive officer, will be the primary focus of our liquidation strategy going forward. Including costs, fees and potential damages, the suit and Mr. Levine's counterclaim involve amounts in excess of $2 million. We cannot predict with any certainty either the outcome of the pending litigation or the timing of its ultimate resolution. The outcome of the pending litigation will impact the amount of liquidating distributions that we will ultimately pay to our shareholders. The timing of the ultimate resolution of the pending litigation will affect the timing of future liquidating distributions as well as our ability to complete our liquidation in a timely manner. For a description of the pending litigation with Mr. Levine, see "Item 3 - Legal Proceedings." For a description of the risks associated with failing to qualify as a REIT and failing to complete our liquidation in a timely manner, see "We Might Fail To Qualify As a REIT" and "We May Be Unable To Complete Liquidation In A Timely Manner" hereunder.

     WE DEPEND ON A SMALL NUMBER OF KEY PERSONNEL. Our success depends, in part, on the efforts of our principal executive officers, particularly Messrs. Schafran, Higgins and Teglia. Although we have entered into employment contracts with each of these individuals, the loss of their services could have an adverse effect upon our operations.

RISKS ASSOCIATED WITH OWNING AND OPERATING REAL ESTATE

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

     WE OWN PROPERTIES IN A LIMITED NUMBER OF MARKETS. Our properties are located in Atlanta, Georgia, Huntsville, Alabama, and Louisville, Kentucky.

Our ability to maintain or increase our revenues or to generate revenues that exceed our operating expenses is affected by economic conditions in these markets. Like other real estate markets, these markets have experienced economic downturns in the past and will likely experience downturns in the future. Layoffs or downsizing, industry slowdowns, changing demographics, increases in the supply of property or reduced demand for office or flex industrial space may decrease our revenues or increase our operating expenses or both.

     LEASES ON APPROXIMATELY 8% OF OUR RENTABLE SQUARE FEET EXPIRE DURING 2002 AND 21% OF OUR RENTABLE SQUARE FOOTAGE WAS VACANT AS OF DECEMBER 31, 2001. As leases expire, we may not be able to renew or re-lease space at rates comparable to or better than the rates contained in the expiring leases. Leases on approximately 8% of our rentable square feet will expire prior to December 31, 2002. If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, the revenues generated by our properties will decline. Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases, potentially reducing the amount of money that we have available to distribute to you or to use for other purposes.

     OUR TENANTS MAY NOT PAY THEIR RENT OR MAY DECLARE BANKRUPTCY. We derive substantially all of our operating revenue from leasing space at our properties. Our ability to make distributions to you may be negatively affected if tenants leasing a significant percentage of our rentable square feet fail to pay their rent or if we are unable to profitably lease space. We may experience substantial delays and incur significant expenses enforcing our rights against tenants who do not pay their rent. A tenant may also seek the protection of the bankruptcy laws and delay making rental payments to us or actually reject or terminate its lease under those laws. Even if a tenant did not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments to us when due.

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

     OUR OBJECTIVES MAY CONFLICT WITH THOSE OF OUR JOINT VENTURE PARTNER. We own one of our properties, or approximately 39% of our rentable square footage, through a controlling interest in joint venture with a third party. Investments in joint ventures which own properties may involve risks that are not otherwise present when we wholly own the property directly or through one of our subsidiaries. For example, our co-venturer may file for bankruptcy protection or may have economic or business interests or goals which are inconsistent with our goals or interests. Further, although we own a controlling interest in this venture and have authority over major decisions such as the sale or refinancing of the property, we owe fiduciary duties to our partner that may cause us to take actions we otherwise would not have taken.

     WE MAY NOT HAVE ENOUGH INSURANCE. We carry comprehensive liability, fire, flood, earthquake, extended coverage and rental loss policies that insure us against losses at our properties with policy specifications and insurance limits that we believe are reasonable. There are certain types of losses, for example acts of terrorism or environmental, that we may decide not to insure against since the cost of insuring for the loss is not economical. In establishing our insurance strategy, we use our discretion in determining the amount of coverage, the limits on this coverage and the deductibles that apply to the coverage in an attempt to balance the amount of insurance that we purchase and the cost of that insurance. We may, however, suffer losses that exceed our insurance coverage. Further, inflation, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

     PROPERTY TAXES MAY INCREASE. We are required to pay taxes based on the assessed value of our properties as determined by various taxing authorities such as state or local governments. These taxing authorities may increase the tax rate imposed on a property or may reassess property value, either of which would increase our operating expenses.

     WE OFTEN NEED TO BORROW MONEY TO FINANCE OUR BUSINESS. Our ability to internally fund our capital needs is limited since we must distribute at least 95% of our net taxable income (excluding net capital gains) to our shareholders to qualify as a REIT. Consequently, we often borrow money to fund our operating or capital needs, and may borrow monies to satisfy the 95% distribution requirement. The documents which govern how we may conduct our business do not limit the amount of money that we may borrow. Borrowing money to fund operating or capital needs exposes us to various risks. For example, our properties may not generate enough cash to pay the principal and interest obligations on our loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan. As of December 31, 2001, we owed a total of approximately $25.5 million, secured by mortgages on certain of our properties. If we fail to make timely payments on our loans, including those cases where a lender has accelerated the maturity date due to a violation of a loan covenant, the lenders could foreclose on the properties securing their loans and we could lose our entire investment in those properties. Once a loan becomes due, we must either pay the remaining balance or borrow additional money to pay off the maturing loan. We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan. Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

     We occasionally enter into loans where the interest rate may fluctuate. As of December 31, 2001, we owed approximately $3.9 million that bore interest at variable rates. We may borrow additional amounts that bear interest at variable rates. If interest rates increase, the amount of interest that we are required to pay on these borrowings will also increase. Any such increase would increase our operating expenses.

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

     . less than 75% of our gross income is generated from rents from real property, interest on obligations secured by mortgages, gain from the sale of property, and certain other property related revenue sources; or

     . we fail to distribute at least 95% (subsequent to January 1, 2001, 90%) of our "REIT taxable income" to our shareholders.


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

SUBSEQUENT EVENT - Purchase of Northlake Partnership Interest and Denholtz Settlement [ to be updated ]



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction or in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of December 31, 2001, we had approximately $25.5 million of outstanding long-term debt, of which $3.9 million bears interest at variable rates. As of December 31, 2001, the weighted-average interest rate on this variable rate debt was 3.46%. If interest rates on this variable rate debt were to increase one percentage point (1%), interest expense would increase by $39,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BANYAN STRATEGIC REALTY TRUST
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                              PAGE
                                                              ----

Report of Independent Auditors                                 25

Consolidated Statement of Net Assets in Liquidation
  (Liquidation Basis), December 31, 2001                       26

Consolidated Statement of Changes in Net Assets
  in Liquidation for the year ended December 31, 2001          27

Consolidated Balance Sheet, December 31, 2000                  28

Consolidated Statements of Income For the Years Ended
  December 31, 2000 and 1999                                   29

Consolidated Statements of Shareholders' Equity For the
  Years Ended December 31, 2000 and 1999                       30

Consolidated Statements of Cash Flows For the
  Years Ended December 31, 2000 and 1999                       31

Notes to Consolidated Financial Statements                     33



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

                    REPORT OF INDEPENDENT AUDITORS



THE SHAREHOLDERS
BANYAN STRATEGIC REALTY TRUST


     We have audited the accompanying consolidated balance sheet of Banyan Strategic Realty Trust as of December 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2001, and the related consolidated statement of changes in net assets in liquidation for the year then ended. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     As described in Note 1, on January 5, 2001, the Trustees adopted a Plan of Termination and Liquidation under which the Trust will be dissolved. As a result, the Trust has changed its basis of accounting from a going concern to a liquidation basis effective January 1, 2001.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banyan Strategic Realty Trust at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended and its consolidated net assets in liquidation at December 31, 2001 and consolidated changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                  ERNST & YOUNG LLP






Chicago, Illinois
March 5, 2002, except for the last paragraph of Note 1, as to which the date is March 14, 2002.

                     BANYAN STRATEGIC REALTY TRUST

          CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                          (LIQUIDATION BASIS)

                           DECEMBER 31, 2001
                        (Dollars in thousands)



ASSETS
------

Investment in Real Estate Held for Sale:
  Land. . . . . . . . . . . . . . . . . . . . . . .      $    3,137
  Building. . . . . . . . . . . . . . . . . . . . .          28,066
  Building Improvements . . . . . . . . . . . . . .           2,984
                                                         ----------
                                                             34,187
  Less:  Accumulated Depreciation . . . . . . . . .          (5,764)
                                                         ----------
                                                             28,423
                                                         ----------
Cash and Cash Equivalents . . . . . . . . . . . . .           7,493
Restricted Cash - Capital Improvements. . . . . . .             212
Restricted Cash - Other . . . . . . . . . . . . . .           2,095
Interest and Accounts Receivable. . . . . . . . . .             212
Employees' Notes. . . . . . . . . . . . . . . . . .             412
Notes Receivable. . . . . . . . . . . . . . . . . .           2,264
Other Assets. . . . . . . . . . . . . . . . . . . .             282
                                                         ----------
Total Assets. . . . . . . . . . . . . . . . . . . .      $   41,393
                                                         ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . . . . . . . .      $   21,555
Bonds Payable . . . . . . . . . . . . . . . . . . .           3,900
Accrued Severance and Termination Costs . . . . . .           2,018
Accounts Payable and Accrued Expenses . . . . . . .           1,218
Accrued Real Estate Taxes . . . . . . . . . . . . .              23
Accrued Interest Payable. . . . . . . . . . . . . .             148
Unearned Revenue. . . . . . . . . . . . . . . . . .              85
Security Deposits . . . . . . . . . . . . . . . . .              87
                                                         ----------
Total Liabilities . . . . . . . . . . . . . . . . .          29,034
                                                         ----------

Net Assets in Liquidation . . . . . . . . . . . . .      $   12,359
                                                         ==========















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                          (LIQUIDATION BASIS)

                 FOR THE YEAR ENDED DECEMBER 31, 2001
                        (Dollars in thousands)





Shareholders' Equity at January 1, 2001
  (Going concern basis) . . . . . . . . . . . . . . . .    $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs . . . . . . . . . .        (810)
  Elimination of Intangible Assets and Deferred Charges      (5,470)
  Reclassification of Employees' Notes. . . . . . . . .       3,144
                                                           --------

Net Assets in Liquidation at January 1, 2001. . . . . .      64,214

Net Gains on Disposition of Investment in
  Real Estate Held for Sale (Net of Minority
  Interest of $6,445) . . . . . . . . . . . . . . . . .      25,771

Interest Income on Employees' Notes . . . . . . . . . .         135

Interest Income on Cash and Cash Equivalents. . . . . .         759

Forfeited Earnest Money . . . . . . . . . . . . . . . .       1,000

Operating Income. . . . . . . . . . . . . . . . . . . .       2,964

Provision for Asset Impairment. . . . . . . . . . . . .      (2,658)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .         970

Depreciation. . . . . . . . . . . . . . . . . . . . . .      (3,211)

Minority Interest in Consolidated Partnerships. . . . .        (358)

Issuance of Shares. . . . . . . . . . . . . . . . . . .          91

Distributions Paid to Shareholders. . . . . . . . . . .     (77,318)
                                                           --------

Net Assets in Liquidation at December 31, 2001. . . . .    $ 12,359
                                                           ========
















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                      CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000

                        (Dollars in Thousands)


ASSETS
------

Investment in Real Estate Held for Sale, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . .      $   36,445
  Building. . . . . . . . . . . . . . . . . . . . .         148,608
  Building Improvements . . . . . . . . . . . . . .          20,633
                                                         ----------
                                                            205,686
  Less: Accumulated Depreciation. . . . . . . . . .         (21,511)
                                                         ----------
                                                            184,175
                                                         ----------

Cash and Cash Equivalents . . . . . . . . . . . . .           2,393
Restricted Cash - Capital Improvements. . . . . . .           1,200
Restricted Cash - Other . . . . . . . . . . . . . .           1,178
Interest and Accounts Receivable. . . . . . . . . .           1,344
Deferred Financing Costs (Net of Accumulated
  Amortization of $1,620) . . . . . . . . . . . . .           1,219
Other Assets. . . . . . . . . . . . . . . . . . . .           4,548
                                                         ----------
Total Assets. . . . . . . . . . . . . . . . . . . .      $  196,057
                                                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities
Mortgage Loans Payable. . . . . . . . . . . . . . .      $  115,452
Bonds Payable . . . . . . . . . . . . . . . . . . .           4,200
Unsecured Loan Payable. . . . . . . . . . . . . . .           --
Accounts Payable and Accrued Expenses . . . . . . .           3,147
Accrued Real Estate Taxes Payable . . . . . . . . .             898
Accrued Interest Payable. . . . . . . . . . . . . .             676
Unearned Revenue. . . . . . . . . . . . . . . . . .             578
Security Deposits . . . . . . . . . . . . . . . . .           1,439
                                                         ----------
Total Liabilities . . . . . . . . . . . . . . . . .         126,390
                                                         ----------

Minority Interest in Consolidated Partnerships. . .           2,317

Shareholders' Equity
Series A Non-Voting Convertible Preferred Shares,
  No Par Value, 200,000 Shares Authorized,
  61,572 Shares Issued and Outstanding. . . . . . .           6,157
Shares of Beneficial Interest, No Par Value,
  Unlimited Authorization; 15,805,289 Shares
  Issued. . . . . . . . . . . . . . . . . . . . . .         124,559
Accumulated Deficit . . . . . . . . . . . . . . . .         (52,856)
Employees' Notes. . . . . . . . . . . . . . . . . .          (3,144)
Treasury Shares at Cost, 1,522,649 Shares . . . . .          (7,366)
                                                         ----------
Total Shareholders' Equity. . . . . . . . . . . . .          67,350
                                                         ----------
Total Liabilities and Shareholders' Equity. . . . .      $  196,057
                                                         ==========

              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
                   CONSOLIDATED STATEMENTS OF INCOME
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                              ---------------------
                                                 2000        1999
                                               --------    --------
REVENUE
  Rental Income . . . . . . . . . . . . . .    $ 32,744    $ 36,705
  Operating Cost Reimbursement. . . . . . .       3,961       3,635
  Miscellaneous Tenant Income . . . . . . .         437       1,187
  Income on Investments and Other Income. .         654         189
                                               --------    --------
Total Revenue . . . . . . . . . . . . . . .      37,796      41,716
                                               --------    --------
EXPENSES
  Property Operating. . . . . . . . . . . .       4,587       5,392
  Repairs and Maintenance . . . . . . . . .       3,979       4,318
  Real Estate Taxes . . . . . . . . . . . .       2,823       2,957
  Interest. . . . . . . . . . . . . . . . .       9,180      11,558
  Ground Lease. . . . . . . . . . . . . . .         925         934
  Depreciation and Amortization . . . . . .       6,923       6,629
  General and Administrative. . . . . . . .       4,098       4,496
  Amortization of Deferred Financing Costs.         292         313
  Severance and Termination Costs . . . . .       1,873       --
                                               --------    --------
Total Expenses. . . . . . . . . . . . . . .      34,680      36,597
                                               --------    --------
Income Before Minority Interest, Net Gains
  and Extraordinary Item. . . . . . . . . .       3,116       5,119
Minority Interest in Consolidated
  Partnerships. . . . . . . . . . . . . . .        (491)       (538)
                                               --------    --------
Income Before Net Gains and Extraordinary
  Item. . . . . . . . . . . . . . . . . . .       2,625       4,581
Net Gains on Disposition of Investments
  in Real Estate. . . . . . . . . . . . . .       --          4,089
                                               --------    --------
Income Before Extraordinary Item  . . . . .       2,625       8,670

Extraordinary Item, Net of Minority
  Interest of $25 in 1998 . . . . . . . . .         (42)       (183)
                                               --------    --------
Net Income. . . . . . . . . . . . . . . . .       2,583       8,487
Less Income Allocated to Preferred Shares .        (585)      --
                                               --------    --------
Net Income Available to Common Shares . . .    $  1,998    $  8,487
                                               ========    ========

Basic Earnings Available to Common Shares
  per weighted-average Common Share:
  Income before Net Gains and Extraordinary
    Item. . . . . . . . . . . . . . . . . .    $   0.14    $   0.34
                                               ========    ========
  Net Income. . . . . . . . . . . . . . . .    $   0.14    $   0.63
                                               ========    ========

Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income before Net Gains and Extraordinary
    Item. . . . . . . . . . . . . . . . . .    $   0.14    $   0.34
                                               ========    ========
  Net Income. . . . . . . . . . . . . . . .    $   0.14    $   0.63
                                               ========    ========

              The accompanying notes are an integral part
               of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                             (DOLLARS IN THOUSANDS)


                           Series A Non-Voting
                               Convertible          Shares of
                             Preferred Shares  Beneficial Interest   Accumu-
                           ----------------------------------------   lated    Employees' Treasury
                             Shares    Amount   Shares     Amount    Deficit     Notes    Shares     Total
                            --------  ------------------   --------  --------  ---------  --------  --------
Shareholders' Equity,
 January 1, 1999. . . . .      --        --   14,912,495   $119,872   (50,072)     --       (7,366)   62,434

Issuance of Shares,
 net of issuance costs. .      --        --      161,422        835     --         --        --          835
Net Income. . . . . . . .      --        --        --         --        8,487      --        --        8,487
Distributions Paid. . . .      --        --        --         --       (6,461)     --        --       (6,461)
                            --------  ------------------   --------  --------   --------  --------  --------
Shareholders' Equity,
 December 31, 1999. . . .      --        --   15,073,917    120,707   (48,046)     --       (7,366)   65,295

Issuance of Shares,
 net of issuance costs. .     61,572     6,157   731,372      3,852     --         --        --       10,009
Employees' Notes,
 net of repayments. . . .      --        --        --         --        --        (3,144)    --       (3,144)
Net Income. . . . . . . .      --        --        --         --        2,583      --        --        2,583
Common Distributions Paid      --        --        --         --       (6,808)     --        --       (6,808)
Preferred Distributions
 Paid . . . . . . . . . .      --        --        --         --         (585)     --        --         (585)
                            --------  ------------------   --------  --------   --------  --------  --------
Shareholders' Equity,
 December 31, 2000. . . .     61,572  $  6,15715,805,289   $124,559  $(52,856)  $ (3,144) $ (7,366) $ 67,350
                            ========  ==================   ========  ========   ========  ========  ========









              The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)


                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                              ---------------------
                                                 2000        1999
                                               --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . .    $  2,583    $  8,487
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Extraordinary Item, Net of Minority
    Interest. . . . . . . . . . . . . . . .          42         183
  Net Gains on Disposition of Investments
    in Real Estate. . . . . . . . . . . . .       --         (4,089)
  Depreciation and Amortization . . . . . .       7,215       6,942
  Minority Interest in Consolidated
    Partnerships. . . . . . . . . . . . . .         491         538
  Net Change In:
    Restricted Cash - Other . . . . . . . .          (7)         78
    Interest and Accounts Receivable. . . .        (158)        287
    Other Assets. . . . . . . . . . . . . .      (1,096)     (1,684)
    Accounts Payable and Accrued Expenses .         380         147
    Accrued Interest Payable. . . . . . . .          61         (21)
    Accrued Real Estate Taxes Payable . . .         (10)        (59)
    Unearned Revenue. . . . . . . . . . . .        (344)        207
    Security Deposits . . . . . . . . . . .         236        (172)
                                               --------    --------
Net Cash Provided By Operating Activities .       9,393      10,844
                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds From Sale of Investments in
    Real Estate . . . . . . . . . . . . . .       --         13,655
  Additions to Investment in Real Estate. .      (6,422)     (5,984)
  Restricted Cash - Capital Improvements. .         297         (90)
                                               --------    --------
Net Cash Provided By (Used In)
  Investing Activities. . . . . . . . . . .      (6,125)      7,581
                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable . . . . . . .      10,500       9,285
  Distributions To Minority Partners. . . .        (430)       (431)
  Deferred Financing Costs. . . . . . . . .        (159)       (117)
  Payment of Preferred Shares Issuance Costs        (30)      --
  Repayment of Employees' Notes . . . . . .          94       --
  Principal Payments on Mortgage Loans,
    Bonds Payable and Unsecured Loan Payable    (17,372)    (12,116)
  Distributions Paid to Shareholders. . . .      (6,808)     (6,461)
  Payment of Preferred Distributions. . . .        (585)      --
  Prepayment Penalties on Early
    Extinguishment of Debt. . . . . . . . .          (6)        (54)
  Shares Issued, Net of Issuance Costs. . .         824         835
                                               --------    --------
Net Cash Used In Financing Activities . . .     (13,972)     (9,059)
                                               --------    --------
Net Increase (Decrease) In Cash and
  Cash Equivalents. . . . . . . . . . . . .     (10,704)      9,366
Cash and Cash Equivalents
  at Beginning of Year. . . . . . . . . . .      13,097       3,731
                                               --------    --------
Cash and Cash Equivalents at End of Year. .    $  2,393    $ 13,097
                                               ========    ========

                     BANYAN STRATEGIC REALTY TRUST
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                        (DOLLARS IN THOUSANDS)


                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                              ---------------------
                                                 2000        1999
                                               --------    --------

Supplemental Information:
  Interest Paid During the Year . . . . . .    $  9,119    $ 11,579
                                               ========    ========

Non-Cash Financing Activities:

  Real estate conveyed in exchange for
    release of mortgage indebtedness. . . .    $  --       $ 16,136
                                               ========    ========

  Preferred Share Debt Conversion . . . . .    $  6,157    $  --
                                               ========    ========

  Employees' Notes. . . . . . . . . . . . .    $  3,238    $  --
                                               ========    ========









































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   LIQUIDATION OF THE TRUST

     On January 5, 2001, the Trustees adopted a Plan of Termination and Liquidation under which, the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders.

     On May 17, 2001, the Trust sold 24 of its 27 properties (representing 85% of the portfolio) to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185,250, of which $3,000 was in the form of unsecured promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. The notes bear interest at 12 percent per annum, require monthly payment of interest only and mature on June 30, 2002. As of December 31, 2001, Denholtz repaid $736 in principal. In addition, Denholtz paid the cost of all prepayment penalties and assumption fees related to the Trust's mortgage debt secured by the properties that were sold. The Trust realized net gains on disposition of investment in real estate (net of minority interest of $6,445) of $25,771.

     The following table shows cash flows for the year ended December 31, 2001.

       Gross sales proceeds                       $  185,250
       Repayment of mortgage loans payable           (93,061)
       Closing prorations and closing costs           (4,850)
       Purchase money notes                           (3,000)
                                                  ----------
           Net proceeds from sale                     84,339

       Release of restricted cash upon repayment
         of debt                                       2,345
       Escrow for post closing adjustments            (1,500)
       Distributions to minority interests            (8,698)
       Liquidating distributions to
         shareholders at $4.95 per share             (76,708)
       Receipt of principal and interest
         on employees' notes                           2,867
       Receipt of principal on notes receivables         736
       Receipt of forfeited earnest money              1,000
                                                  ----------
           Net cash available from sale of
             properties and related transactions       4,381

       Increase in operating cash (net of
         distribution to minority interest
         of $422 and other distribution to
          shareholders of $610)                          719
                                                  ----------
           Net change in cash and
              cash equivalents                         5,100

       Cash and cash equivalents as of
         January 1, 2001                               2,393
                                                  ----------
       Cash and cash equivalents as of
         December 31, 2001                        $    7,493
                                                  ==========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 2001, the Trust owned interests in three properties: University Square Business Center in Huntsville, Alabama, 6901 Riverport Drive in Louisville, Kentucky and Northlake Tower Shopping Center in Atlanta, Georgia. Subsequent to the first closing and prior to December 3, 2001, in accordance with the Purchase and Sale Agreement, the Trust was contractually obliged to sell University Square Business Center to Denholtz and was permitted to sell the Riverport property and the Northlake Tower Shopping Center to third parties or to "put" these properties to Denholtz at agreed upon prices. The sum of $1,000 was held in escrow to secure Denholtz's performance under these deferred closings.

     On December 3, 2001, Denholtz notified the Trust in writing that it no longer intended to acquire University Square as required under the contract. The Trust received $1,000 in forfeited earnest money that was recorded as income in the fourth quarter. The forfeiture of the University Square earnest money also extinguished the Trust's right to "put" the other two properties to Denholtz. The Trust is currently marketing all three properties for sale.

     During the fourth quarter of 2001, the Trust recorded a Provision for Asset Impairment in the amount of $2,658 related to its Louisville, Kentucky property. On February 20, 2002, the Trust entered into a contract to sell its Louisville, Kentucky property for a gross purchase price of
$6,050.   The purchase contract contains a 60-day inspection period during which the purchaser may terminate the contract without penalty. Additionally, the contract is also subject to the ability of the purchaser to obtain, within sixty days, suitable financing (as determined in the purchaser's sole discretion) for the contemplated purchase. Prior to the valuation adjustment, the Trust's net carrying value for this property was $8,408.

     The purchaser has the right to attempt to assume the existing industrial revenue bond financing or to seek new financing. If the purchaser cannot obtain suitable financing within sixty days, the purchaser can terminate the contract without penalty. Closing must take place within sixty days of the end of the inspection period (i.e. on or prior to June 21, 2002).

     On March 1, 2002 the Trust signed a contract to sell the University Square property for a gross purchase price of $8.45 million. A member of the purchasing group includes the Trust's Chief Financial Officer. The contract is subject to a 60-day financing period during which the purchaser can terminate the contract without penalty if it is unable to obtain approval to assume the existing first mortgage financing. If the purchaser is unable to obtain the requisite approval within 60 days, it can, at its option, request an additional 30 days to meet this condition. If the purchaser is unable to obtain approval, it has the right to cancel the contract without penalty. If the sale is consummated, the Trust expects to realize net sales proceeds of approximately $3.7 million in the second quarter of 2002.

     On March 14, 2002, the Trust acquired the interests of its partner, M & J Wilkow, Ltd., in the Northlake Tower Shopping Center property for a gross purchase price of $1,300. Prior to sale, M & J Wilkow had an 18.1% interest in the property's cash flow and a 28.1% interest in its capital proceeds.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     As a result of the Plan of Termination and Liquidation, the Trust changed its basis of accounting from the going concern to the liquidation basis effective January 1, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     The valuation of assets and liabilities requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan of Termination and Liquidation. The actual value of the liquidating distributions will depend upon a variety of factors including, among others, the proceeds from the sale of the Trust's assets and the payment of all of the Trust's liabilities.

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled
Partnerships.   All intercompany balances and transactions have been
eliminated in consolidation.

     INVESTMENT IN REAL ESTATE

     Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2001, 2000 and 1999, depreciation expense amounted to $3,211, $6,091 and $5,982, respectively. Repairs and maintenance are charged to expense when incurred.

     The Trust recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this Statement are not expected to affect the net assets in liquidation of the Trust.

     The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust classified all of its properties as held for sale as of December 31, 2001 and 2000.

     DEFERRED FINANCING COSTS

     Deferred financing costs were amortized in 2000 and 1999 over the term of the related loans.

     REVENUE RECOGNITION

     Minimum rentals were recognized on a straight-line basis in 2000 and 1999 over the term of the related leases. Additional rents in the form of operating expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 2001 and 2000, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and the terms are comparable to those currently offered in the market and (iii) the maturities of the Trust's cash equivalents are relatively short.

     INCOME TAXES

     For the years ended December 31, 2001, 2000 and 1999, the Trust elected or will elect to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 95% of its "REIT" taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

     As of December 31, 2001, Investment in Real Estate has a gross and net basis of $37,460 and $31,696, respectively, for income tax purposes.

     As of December 31, 2001, the Trust has a net operating loss carry-forward of $16,029 which will expire in 2006 ($7,787), 2008 ($789), and
2012 ($7,453).

     CASH EQUIVALENTS

     The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     RESTRICTED CASH

     Restricted cash represents amounts held in escrow for post closing adjustments related to the Denholtz sale, future redemption of a portion of the Bonds Payable and amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain conditions.


4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:
                                             2000           1999
                                          ----------    -----------
Numerator:
  Income Available to Common Shares
    Before Net Gains and Extra-
    ordinary Item . . . . . . . . . .     $    2,040     $    4,581
  Net Gains (a) . . . . . . . . . . .          --             4,089
  Extraordinary Item, Net of
    Minority Interest . . . . . . . .            (42)          (183)
                                          ----------     ----------
        Net Income Available to
          Common Shares . . . . . . .     $    1,998     $    8,487
                                          ==========     ==========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                             2000           1999
                                          ----------    -----------
Denominator:
  Denominator for basic earnings per
    weighted-average shares . . . . .     14,182,800     13,468,514

  Effect of dilutive securities:
    Employee stock options. . . . . .          4,717          6,558
    Convertible debt. . . . . . . . .          --             --
                                          ----------    -----------
  Dilutive potential common shares. .          4,717          6,558

        Denominator for diluted
          earnings per share-adjusted
          weighted-average shares and
          assumed conversions . . . .     14,187,517     13,475,072
                                          ==========    ===========

Basic Earnings Available to Common
 Shares Per weighted-average Common
 Share:
  Income before Net Gains and
    Extraordinary Item. . . . . . . .     $     0.14    $      0.34
  Net Gains (a) . . . . . . . . . . .          --              0.30
  Extraordinary Item, Net of
    Minority Interest . . . . . . . .          --             (0.01)
                                          ----------    -----------
        Net Income. . . . . . . . . .     $     0.14    $      0.63
                                          ==========    ===========
Diluted Earnings Available to Common
 Shares Per weighted-average Common
 Share:
  Income before Net Gains and
    Extraordinary Item. . . . . . . .     $     0.14    $      0.34
  Net Gains (a) . . . . . . . . . . .          --              0.30
  Extraordinary Item, Net of
    Minority Interest . . . . . . . .          --             (0.01)
                                          ----------    -----------
        Net Income. . . . . . . . . .     $     0.14    $      0.63
                                          ==========    ===========

  (a) Net gains include gain on disposition of investment in real estate.


     For purposes of the computation of diluted earnings per share, options to purchase common shares at $6.375 per share that were outstanding during 2000 and 1999 were not included in the 2000 and 1999 computation because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The effect of conversion of $7,400 of convertible debt was not included in the calculations since the effect was antidilutive.

     For additional information relating to convertible debt and employee stock options, see notes 5 and 10.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   LONG-TERM DEBT

     The Trust's long-term debt consists of the following at December 31, 2001 and 2000:
                              2001                     2000
                      ---------------------   ----------------------
                                   Weighted                 Weighted
                                   Average                  Average
                                   Interest                 Interest
                       Balance       Rate        Balance      Rate
                      ---------    --------     ---------   --------

Mortgage loans. .      $ 21,555       7.91%      $115,452      7.66%
Bonds . . . . . .         3,900       3.46%         4,200      6.07%
                       --------      -----       --------     -----
Total collatera-
 lized debt . . .      $ 25,455       7.24%      $119,652      7.61%
                       ========      =====       ========     =====

     Mortgage loans of $21,555 had fixed interest rates that ranged from 7.64% to 8.89% at December 31, 2001. Bonds payable consist of variable rate tax exempt revenue bonds which bear interest equal to 3.46% at December 31, 2001. Substantially all of the mortgage loans and bonds contain prepayment penalties. During 2000 and 1999, the Trust recognized extraordinary losses of $42 and $183, respectively, related to prepayments on refinanced debt and the writeoff of unamortized financing costs. Substantially all of the Trust's real estate is pledged as collateral for the mortgage loans and bonds.

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares and on April 27, 2001 these preferred shares were further converted into 1,195,574 common shares at a conversion price of $5.15 per share. The Series A convertible preferred shares paid quarterly preferred dividends at rate of 10% per annum. Prior to conversion, the Unsecured Loan bore interest at an annual interest rate of 12% payable quarterly and the Trust was required to pay an annual fee equal to 2% of the amount outstanding on October 14, of each year.

     On October 12, 2001, the Trust entered into an Amendment to Substituted, Amended and Restated Reimbursement Agreement with the issuer of the Letter of Credit (the "LOC Bank") collateralizing the bonds payable related to the Riverport property. This amendment primarily extended for a period of one year, the term of the letter of credit which otherwise would have expired on December 1, 2001. On that same date, the Trust deposited $300 with the LOC Bank which was used to make the mandatory bond redemption payment scheduled for December 1, 2001. The Trust additionally agreed to pay the LOC Bank $500 to be utilized to further redeem additional outstanding bonds payable over and above any otherwise scheduled redemption payments, upon its receipt of the $1,000 earnest money deposit in connection with the Denholtz contract. As of December 31, 2001, the $500 was held in restricted cash by the trustee of the bonds and was utilized to redeem bonds on February 1, 2002.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The principal balance of the Trust's long-term debt at December 31, 2001, is scheduled to be repaid as follows:

                 2002 . . . . . . . . . . . .   $ 1,102
                 2003 . . . . . . . . . . . .       627
                 2004 . . . . . . . . . . . .       654
                 2005 . . . . . . . . . . . .       683
                 2006 . . . . . . . . . . . .       715
                 Thereafter . . . . . . . . .    21,674
                                                -------

                                                $25,455
                                                =======


6.   BUSINESS SEGMENTS

     As of December 31, 2001, the Trust's only operating segment was the disposal of its remaining properties. During 2000 and 1999, the Trust owned and operated real estate properties located principally in the Midwest and Southeast United States. The Trust had three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of December 31, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 180 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. As of December 31, 1999, the flex/industrial segment was comprised of thirteen complexes, the office segment was comprised of fourteen office sites and the retail segment was comprised of one retail center. Prior to the sale of the Oklahoma Apartment Portfolio in December 1999, a fourth segment - the residential segment - was comprised of four apartment complexes with 864 units. During 2000 and 1999, the Trust's long-term tenants were in a variety of businesses and no individual tenant was significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                                              2000           1999
                                            --------       --------
  Revenue
    Flex/Industrial . . . . . . . . .       $ 11,205       $ 11,416
    Office. . . . . . . . . . . . . .         21,313         21,264
    Residential . . . . . . . . . . .          --             4,168
    Retail. . . . . . . . . . . . . .          4,705          4,771
    Corporate/Other . . . . . . . . .            573             97
                                            --------       --------
                                            $ 37,796       $ 41,716
                                            ========       ========

  Income (loss) before net gains and
   extraordinary item
    Flex/Industrial . . . . . . . . .       $  2,857       $  2,518
    Office. . . . . . . . . . . . . .          4,686          5,177
    Residential . . . . . . . . . . .          --               688
    Retail. . . . . . . . . . . . . .            576            736
    Corporate/Other . . . . . . . . .         (5,494)        (4,538)
                                            --------       --------
                                            $  2,625       $  4,581
                                            ========       ========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                              2000           1999
                                            --------       --------
  Total Assets
    Flex/Industrial . . . . . . . . .       $ 69,176       $ 69,279
    Office. . . . . . . . . . . . . .        107,151        105,756
    Residential . . . . . . . . . . .          --             --
    Retail. . . . . . . . . . . . . .         17,444         18,125
    Corporate/Other . . . . . . . . .          2,286         13,487
                                            --------       --------
                                            $196,057       $206,647
                                            ========       ========

  Depreciation and amortization
    Flex/Industrial . . . . . . . . .       $  2,366       $  2,252
    Office. . . . . . . . . . . . . .          3,984          3,287
    Residential . . . . . . . . . . .          --               552
    Retail. . . . . . . . . . . . . .            573            538
    Corporate/Other . . . . . . . . .          --             --
                                            --------       --------
                                            $  6,923       $  6,629
                                            ========       ========

  Interest expense
    Flex/Industrial . . . . . . . . .       $  2,954       $  3,557
    Office. . . . . . . . . . . . . .          4,914          5,540
    Residential . . . . . . . . . . .          --             1,136
    Retail. . . . . . . . . . . . . .          1,312          1,325
    Corporate/Other . . . . . . . . .          --             --
                                            --------       --------
                                            $  9,180       $ 11,558
                                            ========       ========

  Additions to Investment in
   Real Estate
    Flex/Industrial . . . . . . . . .       $  1,906       $  2,364
    Office. . . . . . . . . . . . . .          4,473          3,257
    Residential . . . . . . . . . . .          --               278
    Retail. . . . . . . . . . . . . .             43             85
    Corporate/Other . . . . . . . . .          --             --
                                            --------       --------
                                            $  6,422       $  5,984
                                            ========       ========

7.   TRANSACTIONS WITH AFFILIATES

     During the first eight months of 2000 and the year ended December 31, 1999, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totaled $246 and $331, respectively. The executive paid no rent, as such, to the Trust for the use of office space or equipment but granted the Trust a discount equal to approximately 20% compared to rates charged to third parties for all time billed to the Trust by the executive and his employees. The executive also reimbursed the Trust for the cost of two full time and certain part time employees. As of September 1, 2000, this executive signed an employment agreement whereby he became a full time employee of the Trust.

8.   DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 95% of its "REIT Taxable Income" to shareholders. For 1999, net operating losses of $2,923 were utilized in meeting this requirement. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Trust has determined the shareholders' treatment for federal income tax purposes to be as follows:
                                        2001       2000       1999
                                      -------    -------    -------

   Ordinary income. . . . . . . .     $  --      $ 5,652    $ 2,562
   Long-term capital gain . . . .        --        --         3,899
   Return of capital. . . . . . .      77,318      1,741      --
                                      -------    -------    -------
                                      $77,318    $ 7,393    $ 6,461
                                      =======    =======    =======

9.   LEASES

     MINIMUM RENTALS UNDER OPERATING LEASES

     The Trust receives rental income from the rental of retail, office and flex/industrial space under operating leases. The following is the minimum future base rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) on operating leases for the Trust's flex/industrial, office and retail projects held at December 31, 2001:

                 2002 . . . . . .          $ 5,713
                 2003 . . . . . .            5,116
                 2004 . . . . . .            3,873
                 2005 . . . . . .            2,310
                 2006 . . . . . .            1,681
                 Thereafter . . .            7,001
                                           -------
                                           $25,694
                                           =======

     No single tenant at the Trust's operating properties produced ten percent or more of total income from property operating activities during 2001.

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

10.  STOCK OPTIONS

     As of December 31, 2001, the Trust had a stock option plan under which options for 18,000 shares were outstanding and exercisable at a weighted average exercise price per share of $5.486. On January 30, 2002, the Trust's board of directors approved terminating the stock option plan. In connection with the termination, the outstanding options were surrendered for a cash payment of $11.

     In 1999, holders of stock options were given the opportunity to exercise all their vested options with the proceeds of a loan from the Trust. Each loan was non-recourse, collateralized by the shares acquired, and required interest at an annual rate of 6.5%. Of the approximately $3,200 borrowed, $412 remains outstanding at December 31, 2001.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     The Trust has established the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allows shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of shares registered in their name; and (ii) make cash investments of not more than $120 per calendar year. Shares purchased under the DRIP Plan will be issued directly by the Trust at either: (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions; or (ii) 100% of the aforementioned average closing price in the case of cash investments. For the years ended December 31, 2001, 2000 and 1999, the Trust issued 9,923, 149,367 and 161,422 shares of beneficial interest under the DRIP Plan and received total proceeds of $55, $797 and $835, respectively. The Trust does not permit the reinvestment of liquidating distributions.


12.  SEVERANCE AND TERMINATION COSTS

     In September 2000, the Trust adopted an employee severance and retention program. The Trust has since terminated certain employees and will continue to review its staffing needs in the future in consideration of the adoption of the Plan of Termination and Liquidation (see Note 1). The accompanying consolidated financial statements for the year ended December 31, 2000 include a charge of approximately $1,900 related to the severance and retention program. These severance and termination costs include a charge of approximately $300 related to base compensation payable to Mr. Leonard Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement (see Note 13). An additional $613 was accrued under the program for the year ended December 31, 2001.


13.  LITIGATION

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

     On January 19, 2001, Mr. Levine filed an answer affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine and against the Trust on the counterclaim, for money damages and also seeks a reinstatement to active employment status. Discovery in this case has commenced and is continuing.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which was denied at a hearing on July 19, 2001. The Trust filed a Third Amended Complaint on September 6, 2001, seeking, among other things, $300 in compensatory damages and $3,000 in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Third Amended Complaint include allegations that (i) Mr Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and The Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to the Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of a shareholder derivative action from January to April of 2001, which action was resolved by summary judgment in favor of the Trust, amounts to a separate breach of fiduciary duty by Mr. Levine. Mr. Levine has answered all counts.

     On May 7, 2001, the Trust amended its answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty.

The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.8 million. During the pendency of the litigation through December 31, 2001, the Trust continued to pay a base salary to Mr. Levine. The Trust is seeking recovery of these payments, among other recoveries, in the litigation.

     A case management conference in the Employment Litigation was held on October 18, 2001. Judge Siebel of the Circuit Court of Cook County ordered: (i) all written fact discovery must be concluded by January 31, 2002; (ii) all non-expert depositions must be concluded by April 30, 2002; and (iii) a further status hearing for the purpose of setting a date for the close of discovery will be held on May 17, 2002. Judge Siebel's October 18, 2001 scheduling order was modified as a result of a motion brought by Mr. Levine on January 31, 2002. The revised schedule calls for:

(i) the conclusion of all written fact discovery by March 31, 2002; (ii) the conclusion of all non-expert depositions by June 30, 2002; and (iii) a further status hearing on May 17, 2002.

     On December 17, 2001, the Trust filed a motion for partial summary judgment in the Employment Litigation. This motion seeks a ruling by the court that the Trust had "just cause" to terminate Mr. Levine's employment contract at the time the Trust placed Mr. Levine on suspension on August 14, 2000. The motion is currently being briefed by the parties and is scheduled for hearing on April 4, 2002.

     The Trust is also involved in various litigation arising in the ordinary course of business. It is management's opinion that the defense of these matters and the potential liability are adequately protected by insurance coverage. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have an adverse effect on the Trust's net assets in liquidation.

SUBSEQUENT EVENT - Purchase of Northlake Partnership Interest and Denholtz Settlement [ to be updated ]

                                                                                          SCHEDULE III
                                        BANYAN STRATEGIC REALTY TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 2001
                                           (DOLLARS IN THOUSANDS)
                                                  Costs
                                               Capitalized
                        Initial costs          Subsequent       Gross Amount at which Carried
                        to the Trust         to Acquisition    at December 31, 2001 (a)(b)(c)
                              ----------------------------------------------------------------------------
                                  Building           Building              Building                Accumu-
Property & Location/                 &                  &                     &                     lated
Date of Construction/             Improve-           Improve-              Improve-               Deprecia-
Date Acquired           Land       ments     Land     ments      Land       ments       Total       tion
------------------  ----------- ----------- ------  --------- ---------- ----------- ----------- ----------

Northlake Tower
Shopping Center
Atlanta, GA
1983-1984
7/28/95                $ --       $ 17,144   $ --    $ 1,096   $  --       $ 18,240    $ 18,240    $ 3,164

6901 Riverport
Drive
Louisville, KY
1985
11/19/96                 1,750       8,242     --    (3,177)(d)   1,750       5,065       6,815      1,065

University Square
Business Center
Huntsville, AL
1984-1987
8/26/97                  1,387       5,950     --      1,795      1,387       7,745       9,132      1,535
                       -------    --------   -----  --------   --------    --------    --------   --------
                       $ 3,137    $ 31,366   $ --   $   (286)  $  3,137    $ 31,050    $ 34,187   $  5,764
                       =======    ========   =====  ========   ========    ========    ========   ========

--------------------

  (a)   The aggregate cost of the above real estate at December 31, 2001 for Federal income tax purposes is
        $37,460.  For further details regarding encumbrances on the Trust's properties see Note 5, Long-Term
        Debt.

  (b)   Reconciliation of real estate owned:



                                        BANYAN STRATEGIC REALTY TRUST
                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                             2001             2000            1999
                                                           --------         --------        --------
          Balance at Beginning of Year. . . . . . . .      $205,686         $199,264        $220,808
          Sale of Property and Provision for
            Asset Impairment (1). . . . . . . . . . .      (172,750)           --            (27,528)
          Additions During Year . . . . . . . . . . .         1,251            6,422           5,984
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $ 34,187         $205,686        $199,264
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

                                                             2001             2000            1999
                                                           --------         --------        --------
          Reconciliation of Accumulated Depreciation:

          Beginning of Year . . . . . . . . . . . . .      $ 21,511         $ 15,420        $ 11,399
          Depreciation Expense. . . . . . . . . . . .         3,211            6,091           5,982
          Sale of Property. . . . . . . . . . . . . .       (18,958)           --             (1,961)
                                                           --------         --------        --------
          Balance at End of Year. . . . . . . . . . .      $  5,764         $ 21,511        $ 15,420
                                                           ========         ========        ========

  (d)    Includes provision for asset impairment in 2001.



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



                               PART III

ITEM 10.  OUR TRUSTEES AND EXECUTIVE OFFICERS

     The trustees and executive officers of the Trust are as follows:

           Walter E. Auch, Sr.    Trustee
           Daniel Levinson        Trustee
           Stephen M. Peck        Trustee
           L.G. Schafran          Interim President/
                                  Chief Executive Officer and Trustee
           Leonard G. Levine      President
           Robert G. Higgins      First Vice President/
                                  Chief Operating Officer
                                  and General Counsel
           Joel L. Teglia         Executive Vice President/
                                  Chief Financial Officer
           Christopher J. Swieca  Vice President, Chief Governance
                                  and Administrative Officer and
                                  Secretary

     WALTER E. AUCH, SR. Mr. Auch, age 80, has served as an independent trustee since 1986. Mr. Auch served as the chairman and chief executive officer of the Chicago Board of Options Exchange from 1979 to 1986. Prior to that time, Mr. Auch was executive vice president, director and a member of the executive committee of PaineWebber. Mr. Auch is a director of Smith Barney Concert Series Funds, Smith Barney Trak Fund, The Brinson Partners Funds, the Nicholas Applegate Funds, and Semele Group, Inc. and a trustee of Hillsdale College and the Arizona Heart Institute.

     DANIEL LEVINSON. Mr. Levinson, age 44, has served as an independent trustee since 1999 and currently serves as Principal of Berchwood Partners, LLC. From January 2000 until March 2001, Mr. Levinson served as chief financial officer for the Oracle Investment Management Inc. From 1993 to 1999, Mr. Levinson was employed by Morgens Waterfall, Vintadis and Company, Inc. as its chief financial officer and specialized in the management and workout of real estate and other investments in its investment funds. Before working at Morgens, Mr. Levinson was a vice president at Sentinel Real Estate Corporation, an institutional real estate investment manager. Prior to joining Sentinel in 1988, Mr. Levinson was at KPMG Peat Marwick for over six years. Mr. Levinson is a certified public accountant and a member of the American Institute of Certified Public Accountants.

     STEPHEN M. PECK. Mr. Peck, age 66, has served as an independent trustee since 1999 and is currently a Partner of Torrey Funds, LLC. Mr. Peck is a director of Fresenius Medical Care, Canarc Resources, Cancer Advisors , Boston Life Sciences, Advance Auto Parts and OFFIT Investment Funds. He is also a member of the Advisory Board of Brown Simpson Asset Management. Mr. Peck serves as Chairman of the Board of Trustees of Mount Sinai Hospital and Mount Sinai School of Medicine. He also serves as a member of the Board of Trustees of The Jewish Theological Seminary.

     L.G. SCHAFRAN. Mr. Schafran, age 63, has served as a trustee since 1999 and as our interim president and chief executive officer since
August 14, 2000. He is currently chairman of our board and has been a Managing General Partner at L.G. Schafran & Associates since 1984. Mr. Schafran is a director of Tarragon Realty Investors, Inc. (f/k/a National Income Realty Trust), PubliCARD, Inc. (f/k/a Publicker Industries, Inc.), Vertex Interactive and chairman of the board of Delta-Omega Technologies, Inc. Mr. Schafran served as a director of Capsure Holdings Inc. from 1986 to 1997, OXIGENE, Inc. from 1993 to 1996, Glasstech, Inc. from 1995 to 1997, Dart Group Corporation from 1993 to 1997, Kasper A.S.L., Ltd. from 1997 to 2000 and COMSAT Corporation from 1994 to 2000.

     ROBERT G. HIGGINS. Mr. Higgins, age 50, has served as our vice president and general counsel since 1992 and as secretary from 1995 to 2000. Effective December 14, 2000, Mr. Higgins became our first vice president, general counsel, chief operating officer and assistant secretary. Mr. Higgins received a B.A. degree in government from the University of Notre Dame and a law degree from Loyola University of Chicago. Mr. Higgins concentrates his practice in the areas of real estate development, finance, acquisition, land use, sales, lending and general corporate business practice. Mr. Higgins previously served as vice president, general counsel and secretary of Legend Properties, Inc. (f/k/a Banyan Mortgage Investment Fund), Banyan Short Term Income Trust and Semele Group, Inc. (f/k/a Banyan Strategic Land Fund II) (collectively, the "Banyan Funds")and is currently serving in the same position for BSRT Management Corp. Mr. Higgins is admitted to the bar in the States of Illinois, Minnesota and Texas and also practices law as a sole practitioner.

     JOEL L. TEGLIA. Mr. Teglia, age 40, has served as our vice president and chief financial officer since 1994. Effective December 14, 2000, Mr. Teglia became our executive vice president and chief financial officer. Previously he served as vice president and chief financial officer of each of the Banyan Funds and is currently serving in the same position for BSRT Management Corp. Prior to his appointment, Mr. Teglia provided various services to us in his capacity as controller for BSRT Management Corp. (f/k/a Banyan Management Corp.), a position that he held from 1991 to 1994.

Mr. Teglia received a B.A. degree in accounting from the University of Notre Dame and is a certified public accountant.

     CHRISTOPHER J. SWIECA. Mr. Swieca, age 42, has been our assistant secretary since 1994. Effective December 14, 2000, Mr. Swieca became a vice president and our chief governance and administrative officer and secretary. Mr. Swieca received his B.A. degree in political science from Loyola University of Chicago and currently serves as president of the American Society of Corporate Secretaries ("ASCS"), Chicago Chapter and has previously served terms as vice president, treasurer and has been an advisory committee member since 1998. Mr. Swieca is an active member of the ASCS and has served on several national committees including the NASDAQ-AMEX Advisory Committee and is a Corporate Outreach Advisory Board Member, Loyola University Chicago, Center for Ethics and Social Justice formally the Center for Business Ethics. Mr. Swieca is involved in Mr. Higgins' practice and has served as assistant secretary of the Banyan Funds and BSRT Management Corp.

     LEONARD G. LEVINE. Mr. Levine, age 55, has been our president and chief executive officer since 1990. On August 14, 2000, we suspended Mr. Levine from his duties as president and chief executive officer. Please refer to Item 3. - Legal Proceedings for a discussion of litigation pending against Mr. Levine. Mr. Levine also served as a trustee of ours from September, 1986 until February 1990 and again from 1998 to 2000.
Mr. Levine received a bachelors of science/bachelors of arts degree in accounting from Roosevelt University and a masters degree in taxation from DePaul University. Mr. Levine previously served as president of the Banyan Funds. Mr. Levine is a certified public accountant and a licensed real estate broker.

ITEM 11.  COMPENSATION OF TRUSTEES AND EXECUTIVE OFFICERS

     A.    INDEPENDENT TRUSTEE COMPENSATION

     Each independent trustee is paid an annual fee of $20,000, payable quarterly, plus $1,000 for each board or committee meeting attended in person and $500 an hour for each board or committee meeting held by telephonic conference call. We also reimburse each independent trustee for out-of-pocket expenses incurred in attending board meetings. Each person serving as an independent trustee is awarded an option to purchase 2,000 of our common shares ten days after each annual meeting. All options granted to the independent trustees vested and became exercisable in the following installments: (1) fifty percent (50%) on the first anniversary of the grant; and (2) fifty percent (50%) on the second anniversary of the grant.

     Following the 2000 annual meeting, the Trust's board of trustees approved terminating the Trust's Stock Option Program. In connection with terminating the Program, each trustee surrendered any unexercised vested options, which were granted under the Program in consideration for a cash payment equal to the surrender value of the options. As a result, Mr. Auch received $5,375 in exchange for his vested options; Mr. Levinson received $2,125, Mr. Peck received $2,125 and Mr. Schafran (who had received options under the Program prior to his appointment as chief executive officer and interim president) received $1,125.

     B.    EXECUTIVE COMPENSATION

     This table shows compensation paid to L.G. Schafran, our interim chief executive officer, Leonard G. Levine, our suspended president and chief executive officer, and our next three most highly compensated executive officers during the last three years ended December 31, 2001.


     (a)             (b)       (c)       (d)        (e)         (f)          (g)       (h)         (i)
                                   ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                              ----------------------------- ----------------------------------
                                                                     AWARDS           PAYOUTS
                                                            -----------------------   -------
                                                  OTHER      RESTRICTED  SECURITIES
NAME AND                                          ANNUAL       STOCK     UNDERLYING    LTIP    ALL OTHER
PRINCIPAL                    SALARY     BONUS  COMPENSATION   AWARD(S)    OPTIONS/    PAYOUTS COMPENSATION
POSITION              YEAR   (2)($)      ($)       ($)          ($)       SARS(#)      ($)      ($) (4)
--------              ----   ------     -----  ------------  ----------  ----------   ------- ------------
L. G. Schafran,
Interim President and
Chief Executive
Officer . . . . . . . 2001  $200,000  $   0
                      2000  $ 73,077  $   0

Leonard G. Levine,
President and
Chief Executive Officer
(Suspended August 14,
2000)(1)(3) . . . . . 2001  $213,727  $   0
                      2000  $215,100  $   0
                      1999  $212,217  $101,471

Robert G. Higgins
First Vice President,
Chief Operating
Officer and
General Counsel (5) . 2001  $275,000  $150,000
                      2000  $ 80,000  $   0

Joel L. Teglia
Executive Vice President
and Chief Financial
Officer . . . . . . . 2001  $200,000  $ 36,000
                      2000  $152,942  $   0                                                       $204,765
                      1999  $143,208  $ 30,000

Christopher J. Swieca
Vice President,
Chief Governance and
Administrative Officer
and Secretary (5) . . 2001  $156,940  $ 45,000
                      2000  $ 45,240  $ 20,000






(1)  As of the fiscal year ended December 31, 2001, Mr. Levine owned 862,504 shares of beneficial interest,
     512,504 of which he is restricted from transferring except in compliance with the registration requirements of federal and state securities laws and 350,000 of which are pledged as collateral for his employee stock loan.  The value of these shares as of December 31, 2001, without any discount for the transfer restrictions was $646,878.

(2)  Includes the lesser of 3% of base compensation or $4,800 which was contributed by us to each employee's
     401(k) plan.  For 1999, due to timing of our bi-weekly pay periods, salary paid includes 1999 salary plus
     1/26th of 1998's salary.

(3)  On August 14, 2000, we exercised our rights under our employment agreement with Mr. Levine, by suspending him and placing him on leave from his position as president.  To replace Mr. Levine, our board of trustees has appointed L. G. Schafran to the position of interim president and chief executive officer.  Mr. Schafran was also elected to the position of chairman of the board of trustees on October 13, 2000.

(4)  Represents severance payment in settlement of Mr. Teglia's employment agreement dated December 31, 1998.
     The total amount include a 2000 bonus payment of $26,765.

(5)  The 2000 amounts represent payments from September 1, 2000 to December 31, 2000.


EMPLOYMENT AGREEMENTS.

     MR. LEVINE. We entered into an employment agreement with Mr. Levine on March 11, 1998, although the agreement became effective retroactively as of October 1, 1997. The term of this agreement expired on December 31, 2001. On December 14, 1999 we entered into an agreement that would revise the Trust's employment relationship with Mr. Levine upon a "Triggering Event" (see below) and would provide for certain rights upon liquidation of the Trust and the immediate vesting of all outstanding options. Under the 1997 agreement, we agreed to pay Mr. Levine a base salary equal to $200,000 per year through December 31, 1999 increasing to $210,000 per year during the last two years of the agreement. The 1997 agreement also grants Mr. Levine the ability to earn annual incentive compensation equal to 62.5% of the base salary each year, provided that we achieve certain predetermined levels of "funds from operations" increased by .03 for each one percentage point that our actual per share "funds from operations" exceed the target and decreased (but not below zero) by .04 for each one percentage point our actual per share "funds from operations" is below the target amount.

     The 1997 agreement also granted Mr. Levine options to purchase 350,000 shares at an exercise price equal to $5.50 per share. Mr. Levine exercised all of the options on January 12, 2000. The 1997 agreement also requires us to provide Mr. Levine with both life and disability insurance benefits during the term of the agreement, as well as all non-wage benefits we provide generally to our other salaried employees.

     Mr. Levine's 1999 agreement contains provisions that require us to make certain payments to him upon the occurrence of a "Triggering Event" which is defined as:

..    the date that a Plan of Liquidation of the Trust becomes effective;
..    the date on which we sell all or substantially all of our assets;
..    the date we merge or enter into a business combination with another entity if, among other things, we are not the surviving entity; or
..    the members of the existing board fail to constitute a majority of the board.

     The 1997 and 1999 agreements also give us the right to terminate or suspend Mr. Levine under certain circumstances. On August 14, 2000, we suspended Mr. Levine pursuant to our employment agreement with him and have filed a lawsuit alleging that Mr. Levine breached certain fiduciary duties owed to us and that he committed intentional acts that caused material damage to our business or properties. Pending a final ruling by a court, we will comply with the employment agreement including the compensation provisions. To replace Mr. Levine, our board of trustees appointed L.G. Schafran to the position of interim president and chief executive officer.

     MR. SCHAFRAN. On August 14, 2000, following the suspension of Mr. Levine, we engaged Mr. Schafran to become our interim president and chief executive officer. On October 26, 2000, we entered into an employment agreement with Mr. Schafran, the term of which was scheduled to end on February 13, 2002. On February 14, 2002, we and Mr. Schafran executed an amendment to Mr. Schafran's employment agreement extending its term until our final liquidation and dissolution.

     Under the original agreement we paid Mr. Schafran an annual base salary of $200,000. No incentive bonus was earned or paid under the original contract. Additionally, in lieu of the incentive bonus, Mr. Schafran could have received an early completion bonus equal to $300,000 if our shareholders received distributions greater than $6.00 per share on or before December 31, 2000. The early completion bonus would have been reduced to $225,000 if our shareholders receive distributions greater than $6.00 per share after December 31, 2000 but on or before March 31, 2001. Neither of the early completion bonuses was achieved.

     Pursuant to the first amendment to Mr. Schafran's contract, we no longer pay him a salary. Instead we compensate Mr. Schafran at the rate of $300 per hour for services rendered to us. In addition, we reimburse Mr. Schafran for his reasonable business expenses (including health insurance premiums).

     MR. HIGGINS. Effective September 1, 2000, we entered into an employment agreement with Mr. Higgins whereby he became our first vice president, general counsel and chief operating officer until October 31,
2002.   Mr. Higgins' employment agreement may be terminated prior to its expiration as follows: (1) by us for "cause"; (2) by us upon 60 days prior written notice; (3) by our complete dissolution and liquidation; (4) by Mr. Higgins' death or disability; or (5) voluntarily by Mr. Higgins. Under the agreement, Mr. Higgins becomes our full-time employee, however, he is allowed to perform legal services for clients. Mr. Higgins' initial base salary is $260,000 with automatic 5% increases on January 1, 2001 and 2002.

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

     MR. TEGLIA. On November 1, 2000, we entered into a new agreement with Mr. Teglia whereby he became our executive vice president and chief financial officer following the annual meeting until October 31, 2002. Mr. Teglia's agreement may be terminated for the same reasons enumerated in Mr. Higgins' agreement. Upon execution of the agreement, we paid to Mr. Teglia a severance payment of $204,765 in settlement of our obligations to him under his prior employment agreement. Under the new agreement, Mr. Teglia's initial annual base salary is $181,120, which was increased to $200,000 on January 1, 2001 and $210,000 on January 1, 2002. Additionally, unless we terminate Mr. Teglia's employment for "cause" or Mr. Teglia terminates it voluntarily, upon expiration of the term of the agreement, we will pay Mr. Teglia a bonus equal to 50% of the aggregate amount of base salary Mr. Teglia earned during the term of the agreement. The definition of "cause" in Mr. Teglia's agreement is identical to the definition set forth in Mr. Higgins' agreement.

STOCK OPTION GRANTS

     We did not grant any options to purchase shares of beneficial interest during the year ended December 31, 2001 to any of our executive officers or trustees. The table below sets forth the aggregated option exercises and year-end option value for 2001.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUE
          ---------------------------------------------------
(a)                  (b)       (c)        (d)             (e)
                                         Number of
                                        Securities       Value of
                                        Underlying      Unexercised
                                        Unexercised     In-the-Money
                                       Options/SARs at Options/SARs at
                                        FY-End (#)       FY-End ($)
                  Shares
                 Acquired on   Value    Exercisable/    Exercisable/
Name              Exercise    Realized  Unexercisable   Unexercisable
----             -----------------------------------------------------
Leonard G. Levine .   --       $  --          0 / 0          $0 / $0

L.G. Schafran . . .   --          --          0 / 0          $0 / $0

Christopher J.
  Swieca. . . . . . 3,000      $  5,037       0 / 0          $0 / $0

Joel L. Teglia. . . 3,335      $  5,599       0 / 0          $0 / $0

     All of the options granted vested on December 13, 1999 because there occurred a "change in control" as that term was defined in our Executive and Director Omnibus Stock Option Plan. The "change in control" occurred because on that date, the members of our board as of the effective date of the Plan failed to constitute a majority of the members of our board. In addition, in December 1999, we offered all of our current employees and advisors who hold options the opportunity to exercise all of the vested but unexercised options with the proceeds of a loan from us. Each loan is non-recourse and bears interest at an annual rate of 6.5%. Each person is required to pledge all shares purchased with the proceeds of the loan to secure the payment of principal and interest on the loan. We loaned approximately $3.2 million to these persons. As of December 31, 2001, the total balance on these loans was $412,000. Future distributions will be utilized first to pay interest and secondly to amortize the loan balance. All loans will mature in five years; provided that any person who terminates his or her employment or whom we terminate is required to repay the loan and all accrued interest by surrendering the shares securing the loan or by tendering sufficient funds to pay all amounts owing within one month of terminating employment. Pursuant to our Severance and Retention Program for non-contract employees, we have extended the term of any note made by a terminated employee or will extend the term of any note made by any other employee we choose to terminate, to the date upon which the last of these notes comes due.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 2002 regarding the number and percentage of our outstanding common shares beneficially owned by: (1) each trustee; (2) each executive officer; and
(3) all trustees and executive officers as a group. The table also sets forth information as of December 31, 2001 with respect to any person known to us to be the beneficial owner of more than five percent of our outstanding common shares. Information with respect to Morgens Waterfall Income Partners, L.P., Kensington Investment Group, Inc., and Magten Asset Management Corp. listed in the table below, including the notes, is based solely on copies of statements filed under Section 13(d) or 13(g) of the Exchange Act, and we have not independently confirmed this information. Share amounts and percentages shown for each person or entity are adjusted to give effect to common shares that are not outstanding but may be acquired by a person or entity upon exercise of all options exercisable by such entity or person within sixty days of the date of the date hereof. However, those common shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding common shares beneficially owned by any other person.

                                    Amount and
                                     Nature of
Name and Address of                Beneficially     Percent
  Beneficial Owner                     Owned        of Class
--------------------              ---------------  ----------

Morgens Waterfall Income             3,388,075        21.9%
Partners, L.P. (1)
  Restart Partners, L.P.
  Restart Partners II, L.P.
  Restart Partners III, L.P.
  Restart Partners IV, L.P.
  Restart Partners V, L.P.
  Endowment Restart, L.L.C.
10 East 50th Street
New York, NY  10022

Kensington Investment Group, Inc. (2)2,070,456        13.2%
  Mellon Bank, N.A. as Trustee for
  the General Motors Employees
  Domestic Group Pension Trust
  350 East 21st Street
  New York, New York  10010

Leonard G. Levine,                    862,504         5.6%
  President (3)

Robert G. Higgins,                     41,229           *
  First Vice President,
  General Counsel,
  Chief Operating Officer and
  Assistant Secretary (3)

Joel J. Teglia,                        37,037           *
  Executive Vice President and
  Chief Financial Officer (3)

Christopher J. Swieca (3)(4)           17,000           *
  Vice President,
  Chief Governance and
  Administrative Officer, and
  Secretary

                                    Amount and
                                     Nature of
Name and Address of                Beneficially     Percent
  Beneficial Owner                     Owned        of Class
--------------------              ---------------  ----------

L.G. Schafran                           --              *

Walter E. Auch                          --              *

Daniel Levinson                         --              *

Steven M. Peck                          --              *

All Trustees and                      957,770         6.2%
Named Executive Officers
of the Trust, as a group
(eight persons)

--------------------

*  less than 1%

(1) Certain affiliates of Morgens Waterfall Income Partners, L.P. have filed reports with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") indicating combined ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 2001, (i) Morgens Waterfall Income Partners, L.P. owns 137,916 common shares; (ii) Restart Partners, L.P. owns 437,556 common shares; (iii) Restart Partners II, L.P. owns 974,496 common shares; (iv) Restart Partners III, L.P. owns 798,465 common shares; (v) Restart Partners IV, L.P. owns 504,485 common shares; (vi) Restart Partners V, L.P. owns 166,951 common shares; (vii) Endowment Restart, L.L.C. owns 368,206 common shares. Although John C. Waterfall and Edwin H. Morgens do not directly own any common shares, each of them may be deemed an indirect beneficial owner of 3,388,075 common shares by virtue of their effective control over the operation of each of the affiliated entities listed above. Furthermore, Morgens Waterfall Capital, L.L.C. may be deemed an owner of 137,916 common shares by virtue of its position as general partner of Morgens Waterfall Income Partners, L.P.

(2) According to filings made with the SEC, Kensington Investment Group, Inc. ("Kensington") is an investment advisor registered under the Investment Advisors Act of 1940. Kensington has filed reports with the SEC pursuant to Section 13(d) of the Exchange Act, indicating ownership of five percent (5%) or more of the outstanding common shares. As of December 31, 2001, Kensington has sole dispositive power over 2,070,456 common shares, and sole voting power over 2,070,456 common shares.

(3) Includes shares purchased on January 12, 2000 pursuant to the aforementioned employee stock loan program as follows: Mr. Levine, 350,000 shares; Mr. Higgins, 30,335 shares; Mr. Teglia, 29,000 shares; and Mr. Swieca 14,000 shares.

(4) Includes 1,000 shares beneficially owned by each of Mr. Swieca's children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 12, 2000, our employees exercised their vested options to purchase 575,337 of our common shares with the proceeds of loans from us. See "Compensation of Trustees and Executive Officers" above for details of the loan program. The table below shows the original amounts outstanding and the loan balances on December 31, 2000 due from our executive officers and Adam Levine.

                               Original            Balance at
Name                            Amount         December 31, 2001
----                          ----------       -----------------

Leonard G. Levine             $1,925,000            $  200,979
Joel L. Teglia                $  170,875            $   29,431
Robert G. Higgins             $  173,735            $   25,162
Christopher J. Swieca         $   83,250            $   15,060
Adam Levine                   $   95,493            $   12,001



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     (1)         Financial Statements of the Company are set forth
                        in this report in Item 8.

            (2) Financial Statement Schedule is set forth in this report in Item 8.

    (b)     Reports on Form 8-K:

            .   dated November 30, 2001, filed December 5, 2001 including
                Item 7.

    (c)     Exhibits (see Exhibit Index included elsewhere herein).

    (d)     None.

                              SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST



By:  /s/ L.G. Schafran                         Date:  March 21, 2002
     L.G. Schafran, Interim President


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ L.G. Schafran                         Date:  March 21, 2002
     L.G. Schafran, Interim President
     and Trustee



By:  /s/ Joel L. Teglia                        Date:  March 21, 2002
     Joel L. Teglia, Executive Vice President
     and Chief Financial Officer



By:  /s/ Walter E. Auch, Sr.                   Date:  March 21, 2002
     Walter E. Auch, Sr., Trustee



By:  /s/ Daniel Levinson                       Date:  March 21, 2002
     Daniel Levinson, Trustee



By:  /s/ Stephen M. Peck                       Date:  March 21, 2002
     Stephen M. Peck, Trustee

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

10.2 First Amendment to Employment Agreement of L.G. Schafran dated February 13, 2002. (15)

EXHIBIT
 INDEX
-------

10.3     Employment Agreement of Leonard G. Levine as of December 14,
         1999. (2)

10.4     Employment Agreement of Leonard G. Levine as of October 1, 1997.
         (11)

10.5     Employment Agreement of Joel L. Teglia dated November 1, 2000.
         (14)

10.6     Employment Agreement of Joel L. Teglia dated December 31, 1998.
         (5)

10.7     Employment Agreement of Robert G. Higgins dated September 1,
         2000. (14)

10.8     Separation Agreement of Neil Hansen dated October 1, 2000.  (14)

10.9     Employment Agreement of Neil Hansen dated December 31, 1998. (5)

10.10    Separation Agreement of Jay Schmidt dated October 1, 2000. (14)

10.11    Employment Agreement of Jay Schmidt dated December 31, 1998. (5)

10.12    1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (12)

10.13 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (6)

10.14 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (6)

10.15 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (5)

10.16 Consulting Agreement dated as of February 18, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (13)

10.17 Modification to Consulting Agreement dated as of May 31, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (13)

10.18    Purchase and Sale Agreement dated January 8, 2001. (1)

10.19    First Amendment to Purchase and Sale Agreement dated March 28,
         2001. (16)

10.20    Second Amendment to Purchase and Sale Agreement dated April 9,
         2001. (17)

10.21    Third Amendment to Purchase and Sale Agreement dated May 11,
         2001. (18)

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

         (15) Incorporated by reference from the Trust's Form 8-K dated February 13, 2002.

         (16) Incorporated by reference from the Trust's Form 8-K dated March 28, 2001.

         (17) Incorporated by reference from the Trust's Form 8-K dated April 9, 2001.

         (18) Incorporated by reference from the Trust's Form 10-Q for the quarter ended March 31, 2001.