Form 10-Q
period 2002-03-31
BANYAN STRATEGIC REALTY TRUST
filed 2002-05-06
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002.

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



               Shares of beneficial interest outstanding
                    as of May 6, 2002:  15,496,806

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                     BANYAN STRATEGIC REALTY TRUST

         Consolidated Statements of Net Assets in Liquidation
                          (Liquidation Basis)

                 March 31, 2002 and December 31, 2001
                              (Unaudited)
                        (Dollars in thousands)



                                             March 31,  December 31,
                                               2002        2001
                                            ----------  -----------
ASSETS
------

Investment in Real Estate Held for Sale:
  Land. . . . . . . . . . . . . . . . . .   $    3,137        3,137
  Building. . . . . . . . . . . . . . . .       29,349       28,066
  Building Improvements . . . . . . . . .        3,047        2,984
                                            ----------   ----------
                                                35,533       34,187
  Less: Accumulated Depreciation. . . . .       (5,764)      (5,764)
                                            ----------   ----------
                                                29,769       28,423
                                            ----------   ----------

Cash and Cash Equivalents . . . . . . . .        5,798        7,493
Restricted Cash - Capital Improvements. .          244          212
Restricted Cash - Other . . . . . . . . .        1,732        2,095
Interest and Accounts Receivable. . . . .          152          212
Employees' Notes. . . . . . . . . . . . .          412          412
Notes Receivable. . . . . . . . . . . . .        2,264        2,264
Other Assets. . . . . . . . . . . . . . .          194          282
                                            ----------   ----------
Total Assets. . . . . . . . . . . . . . .   $   40,565       41,393
                                            ==========   ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . . .   $   21,482       21,555
Bonds Payable . . . . . . . . . . . . . .        3,400        3,900
Accrued Severance and Termination Costs .        2,037        2,018
Accounts Payable and Accrued Expenses . .        1,005        1,218
Accrued Real Estate Taxes . . . . . . . .          142           23
Accrued Interest Payable. . . . . . . . .          146          148
Unearned Revenue. . . . . . . . . . . . .          121           85
Security Deposits . . . . . . . . . . . .           95           87
                                            ----------   ----------
Total Liabilities . . . . . . . . . . . .       28,428       29,034
                                            ----------   ----------
Net Assets in Liquidation . . . . . . . .   $   12,137       12,359
                                            ==========   ==========








              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

               For the Three Months Ended March 31, 2002
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at December 31, 2001. . . . .    $ 12,359

Interest Income on Cash and Cash Equivalents. . . . . .         118

Operating Loss. . . . . . . . . . . . . . . . . . . . .        (310)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .          46

Minority Interest in Consolidated Partnership . . . . .         (76)
                                                           --------

Net Assets in Liquidation at March 31, 2002 . . . . . .    $ 12,137
                                                           ========








































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

                            March 31, 2001
                              (Unaudited)
                        (Dollars in thousands)




Shareholders' Equity at December 31, 2000
  (Going concern basis) . . . . . . . . . . . . . . . .    $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs . . . . . . . . . .        (810)
  Elimination of Intangible Assets. . . . . . . . . . .      (5,470)
  Reclassification of Employees' Notes. . . . . . . . .       3,144
                                                           --------

Net Assets in Liquidation at December 31, 2000. . . . .      64,214

Interest Income on Employees' Notes . . . . . . . . . .          18

Interest Income on Cash and Cash Equivalents. . . . . .          49

Operating Income. . . . . . . . . . . . . . . . . . . .       2,509

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .         870

Depreciation. . . . . . . . . . . . . . . . . . . . . .      (1,616)

Minority Interest in Consolidated Partnerships. . . . .        (153)

Issuance of Shares. . . . . . . . . . . . . . . . . . .          54

Distributions Paid to Shareholders. . . . . . . . . . .        (580)
                                                           --------

Net Assets in Liquidation at March 31, 2001 . . . . . .    $ 65,365
                                                           ========
























              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

              Notes to Consolidated Financial Statements
                            March 31, 2002
                              (Unaudited)
             (Dollars in thousands, except per share data)



1.   FINANCIAL STATEMENT PRESENTATION

     Readers of this quarterly report should refer to Banyan Strategic Realty Trust's (the "Trust") audited consolidated financial statements for the year ended December 31, 2001 which are included in the Trust's 2001 Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report.

     Certain reclassifications have been made to the previously reported 2001 consolidated financial statements in order to provide comparability with the 2002 consolidated financial statements. These reclassifications have not changed the 2001 results.


2.   LIQUIDATION OF THE TRUST

     On January 5, 2001, the Trustees adopted a Plan of Termination and Liquidation under which, the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders. The Trust adopted the liquidation basis of accounting effective January 1, 2001.

     On May 17, 2001, the Trust sold 24 of its 27 properties for a total sales price of $185,250. On March 14, 2002, the Trust acquired the interests of its partner, M&J Wilkow, Ltd., in the Northlake Tower Shopping Center property for a gross purchase price of $1,300. M&J Wilkow had an 18.1% interest in the property's cash flow and a 28.1% interest in its capital proceeds.

     On April 1, 2002, the Trust sold its University Square Business Center for a total sales price of $8,450. The purchaser is USBC, LLC, an Alabama limited liability company, whose principals include Alan C. Jenkins and Joel L. Teglia. Mr. Jenkins is a principal in InterSouth Properties, Inc., the Trust's contract manager of the property, and Mr. Teglia is the Executive Vice President and Chief Financial Officer of the Trust. Mr. Teglia recused himself from all of the Trust's deliberations concerning the sale of University Square. The net sales proceeds, after repayment of the first mortgage on the property, adjustment for unfinished tenant improvements, sales commissions, prorations and closing costs, were $3,312.

In addition, USBC, LLC paid the prepayment penalty of $732 associated with the payoff of the first mortgage.

     On May 1, 2002, the Trust sold its 6901 Riverport Drive in Louisville, Kentucky for a total sales price of $5,652 to Riverport LLC and Riverport Group, LLC. The net sales proceeds, after repayment of the bond indebtedness, sales commission, prorations and closing costs were $2,116.

     On May 1, 2002, the Trust signed a contract to sell its Northlake Tower Shopping Center for a gross purchase price of $20,500. The purchase contract contains a 45-day inspection period during which the purchaser may terminate the contract without penalty. Additionally, the contract is subject to the ability of the purchaser to obtain the approval of the holder of the first mortgage to assume the existing first mortgage financing. If the purchaser is unable to obtain approval to assume the existing loan and it does not elect to avail itself of alternative financing, the contract can be terminated by the purchaser without penalty.

If the sale is consummated, the Trust expects to realize net sales proceeds of approximately $3,400 during the third quarter of 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this Statement are not expected to affect the earnings or financial position of the Trust.


3.  DISTRIBUTIONS

     On May 1, 2002, the Trust declared a liquidating distribution of $0.30 per share payable on May 31, 2002, to shareholders of record as of May 16, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     general real estate investment risks;
     .     resolution of existing litigation;
     .     inability to collect interest and principal on notes
           receivable;
     .     potential delisting of our shares by Nasdaq;
     . condition of the United States economy in general and its impact on real estate operations and values in particular;
     . failure to sell our remaining property on terms beneficial to the Trust, if at all;
     .     potential inadequacy of our cash reserves;
     .     increases in interest rates;
     .     adverse consequences of failure to qualify as a REIT;
     .     possible environmental liabilities; and
     . failure or inability to comply with or effectuate the Plan of Termination and Liquidation.

Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" in the annual report on Form 10-K for the year ended December 31, 2001 for a more complete discussion.

     We are a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan")under which our Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to our shareholders.

     On May 17, 2001, we sold 24 of our 27 properties to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.25 million, of which $3 million was in the form of unsecured promissory notes and the remainder was in cash, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. On March 14, 2002, we acquired the interests of our partner, M&J Wilkow, Ltd., in the Northlake Tower Shopping Center property for a gross purchase price of $1.3 million.

     On April 1, 2002, we sold our University Square Business Center for a total sales price of $8.45 million. The purchaser is USBC, LLC, an Alabama limited liability company, whose principals include Alan C. Jenkins and Joel L. Teglia. Mr. Jenkins is a principal in InterSouth Properties, Inc., the contract manager of the University Square property, and Mr. Teglia is our Executive Vice President and Chief Financial Officer. Mr. Teglia recused himself from all of our deliberations regarding the sale of University Square. The net sales proceeds, after repayment of the first mortgage on the property, adjustment for unfinished tenant improvements, sales commission, prorations and closing costs, were approximately $3.3 million. In addition, USBC, LLC paid the prepayment penalty of approximately $0.7 million associated with the payoff of the first mortgage.

     On May 1, 2002, we sold our 6901 Riverport Drive in Louisville, Kentucky for a total sales price of approximately $5.7 million to Riverport LLC and Riverport Group, LLC. The principals of these entities include Daniel Smith. Mr. Smith, or entities owned or controlled by him, was a joint venture partner with us on our Woodcrest property and also managed our Commerce Center and Fountain Square properties. The net sales proceeds, after repayment of the bond indebtedness, sales commission, prorations and closing costs were approximately $2.1 million.

     On May 1, 2002, we signed a contract to sell our Northlake Tower Shopping Center for a gross purchase price of $20.5 million. The purchase contract contains a 45-day inspection period during which the purchaser may terminate the contract without penalty. Additionally, the contract is subject to the ability of the purchaser to obtain the approval of the first mortgagee to assume the existing first mortgage financing. If the purchaser is unable to obtain approval to assume the existing loan and it does not elect to avail itself of alternative financing, the contract can be terminated by the purchaser without penalty. If the sale is consummated, we expect to realize net sales proceeds of approximately $3.4 million during the third quarter of 2002.

RESULTS OF OPERATIONS

     On January 5, 2001, we adopted a Plan of Termination and Liquidation under which the Trust will be dissolved. As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ending March 31, 2001. Therefore, operations for the three months ending March 31, 2002 and 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income.

     For the three months ending March 31, 2002, our Net Assets in Liquidation decreased by approximately $0.3 million from approximately $12.4 million to approximately $12.1 million. This decrease is primarily the result of operating loss of approximately $0.3 million and minority interest of approximately $0.1 million decreased by approximately $0.1 million of interest income on cash and cash equivalents.

     Prior to reporting the operating activity for quarter ending March 31, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $5.4 million related to the write off of certain intangible assets, specifically leasing commissions, deferred financing fees and straight-line rents receivable, that were included in our total assets at December 31, 2000. In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the Trust and reclassed approximately $3.1 million of employees' notes from shareholders' equity to assets.

     For the three months ending March 31, 2001, our Net Assets in Liquidation increased by approximately $1.2 million from approximately $64.2 million at December 31, 2000 to approximately $65.4 million at March 31, 2001. This increase is primarily the result of operating income in the amount of approximately $2.5 million and recovery of losses on loans, notes and interest receivable of approximately $0.9 million reduced by depreciation expense of approximately $1.6 million, distributions to shareholders in the amount of approximately $0.6 million and minority interest of approximately $0.1 million. The recovery of losses on loans, notes and interest receivable of approximately $0.9 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, our total assets were approximately $40.6 million, a decrease of approximately $0.8 million from total assets at December 31, 2001 of approximately $41.4 million. Our liabilities totaled approximately $28.4 million at March 31, 2002, a decrease of approximately $0.6 million from approximately $29.0 million at December 31, 2001. At March 31, 2002, our net assets in liquidation were approximately $12.1 million, a decrease of approximately $0.3 million from approximately $12.4 million at December 31, 2001.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance decreased by approximately $1.7 million to approximately $5.8 million at March 31, 2002 from approximately $7.5 million at December 31, 2001. The decrease in total cash and cash equivalents was due primarily to our purchase of the interests of our venture partner in the Northlake Tower Shopping Center property and operating loss for the quarter.

     Having made our two liquidating distributions, we have established unrestricted cash reserves of $5.8 million and restricted cash held in escrow for post closing adjustments of $1.5 million. We project that these reserves will be sufficient to cover the net costs of operating the Trust through its anticipated final liquidation, liquidation costs and contingent liabilities related to pending litigation. In determining the adequacy of these reserves, we have considered the impact that the sale of University Square Business Center and 6901 Riverport Drive will have on our future net operations. Together, the operations for these two properties generated approximately $0.5 million of cash flow on an annual basis.

     On May 1, 2002, our Board of Trustees declared our third liquidating distribution in the amount of $0.30 per share. After making this distribution, we will have distributed $5.25 per share pursuant to the Plan. If we complete the sale of the Northlake Tower Shopping Center as discussed above, we will receive net proceeds of approximately $3.4 million or $0.215 per share. Also, unsecured notes receivable in the amount of $2.3 million or $0.15 per share become due and payable on June 30, 2002. The total amount of our remaining liquidating distributions will be dependent on our success in realizing the projected net proceeds related to the two pending transactions, as well as the costs to terminate and liquidate the Trust and the ultimate resolution of the pending litigation against Mr. Leonard G. Levine (See--Other-Litigation below). We intend to continue our policy of making liquidating distributions when, and as often as, circumstances permit.

     PROPERTIES:

     As of March 31, 2002, we owned interests, directly or indirectly through our wholly owned subsidiaries, in the three properties set forth in the table below. As described above, the University Square Business Center was sold on April 1, 2002, and the Riverport property was sold on May 1, 2002. Also, as described above, we have executed a contract to sell our Northlake property for a sale price of $20.5 million.

                     BANYAN STRATEGIC REALTY TRUST

                           PORTFOLIO SUMMARY
                            March 31, 2002
                        (Dollars in thousands)

                                     Occu-
                    Debt     Square  pancy
Property           Balance   Footage   %     Description
--------           -------   ------- -----   -----------

FLEX/INDUSTRIAL
---------------
6901 Riverport                               Leasehold interest
 Drive (a)(b)                                subject to bond financing
 Louisville, KY    $ 3,400   322,100   55%   and ownership of
 (Sold May 1,                                improvements
 2002)

OFFICE
------
University Square
 Business Center (c)                         Fee ownership of land
 Huntsville, AL      4,644   184,700   90%   and improvements
 (Sold April 1,
 2002)

RETAIL
------
Northlake Tower
 Shopping                                    Leasehold interest pursuant
 Center (d)                                  to ground lease and
 Atlanta, GA        16,838   321,600   98%   ownership of improvements
                   -------   -------   ---
   Total           $24,882   828,400   79%
                   =======   =======   ---

(a) Riverport is 55% leased to The Apparel Group, Ltd. under a lease, which expires in July of 2004. The remaining 146,352 square feet of space are vacant and are presently being marketed for lease.

(b) The Riverport property is financed by an industrial revenue (low floater) bond, which fully amortizes at a rate of $300,000 per year over its term and which expires in December of 2014. At that time, the ground lessee can acquire the fee interest at a cost of approximately $0.5 million.

(c) The University Square Business Center is leased to approximately 50 tenants with lease terms averaging between three and five years.

(d) We have been advised by our tenant, AMC Theatres, that it has made a determination to cease operations at the shopping center and was seeking to terminate its lease in August of 2001. The AMC Theatres did not cease operations and we have received no further communication from the tenant with respect to cessation of operations or the timing of any termination of its lease. The AMC Theatres space comprises approximately 8.4% of the total leaseable space. The loss of the revenue from the AMC lease may have a material adverse impact on the net proceeds we could recover from the sale of this property if a suitable replacement tenant is not located. The remainder of the shopping center space is leased to approximately 50 tenants, primarily with long term leases.

     OTHER - LITIGATION

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

     On December 6, 2000, we and Mr. Levine, through our respective attorneys, agreed to dismiss the arbitration action and Mr. Levine's lawsuit challenging the arbitration and further agreed to resolve all issues under Mr. Levine's employment contract within the lawsuit we have filed against Mr. Levine in the Circuit Court of Cook County (the "Employment Litigation").

     On January 19, 2001, Mr. Levine filed an answer, affirmative defenses and counterclaim in the Employment Litigation. The pleading generally denies that Mr. Levine breached his fiduciary duties, raises various defenses and seeks a judgment in favor of Mr. Levine and against us on the counterclaim for money damages and also seeks a reinstatement to active employment status. Discovery in this case has commenced and is continuing.

     On May 2, 2001, Mr. Levine presented a motion for partial judgment on the pleadings, which was denied at a hearing on July 19, 2001. We filed a Third Amended Complaint on September 6, 2001, seeking, among other things, $300,000 in compensatory damages and $3 million in punitive damages against Mr. Levine in connection with various alleged breaches of fiduciary duty. The factual bases underlying the Third Amended Complaint include allegations that (i) Mr. Levine caused the Trust to pay on his account or reimburse him for expenses that were not reasonable, ordinary and necessary business expenses; (ii) during negotiations between the Trust and The Oak Realty Group, Inc. (an entity solely owned by Mr. Levine) Mr. Levine attempted to pressure the Trust into accepting Oak's offer to acquire the Trust by revealing to one of the trustees that Oak had entered into certain confidentiality and exclusivity agreements which had the effect of excluding potential purchasers and/or capital providers from purchasing or providing financing to a potential purchaser of the Trust, except through Oak; (iii) Mr. Levine's failure to disclose to our Board of Trustees a prior pattern and practice of obtaining unauthorized expense reimbursements allows the Board to rescind Mr. Levine's 1999 Employment Contract and legally estops Mr. Levine from obtaining any benefits under that contract and (iv) Mr. Levine's prosecution of a shareholder derivative action from January to April of 2001, which action was resolved by summary judgment in favor of the Trust, amounts to a separate breach of fiduciary duty by Mr. Levine. Mr. Levine has answered all counts.

     On May 7, 2001, we amended our answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.8 million. During the pendency of the litigation, we continue to pay a base salary to Mr. Levine. We are seeking recovery of these payments, among other recoveries, in the litigation.

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

     On December 17, 2001, we filed a motion for partial summary judgment in the Employment Litigation. This motion sought a ruling by the court that the Trust had "just cause" to terminate Mr. Levine's employment contract at the time we placed Mr. Levine on suspension on August 14, 2000.

The motion was heard and denied on April 4, 2002. On the same date, the court extended the deadline for the completion of written fact discovery from March 31, 2002 to May 31, 2002.

     On March 18, 2002, Mr. Levine filed a motion for judgment on the pleadings which sought a judgment in favor of Mr. Levine on Counts I, IV and VI of our Third Amended Complaint. On May 1, 2002, Judge Siebel granted the motion (without prejudice) in regard to Count I and denied the motion in regard to Counts IV and VI. We will be seeking leave of the Court to file a Fourth Amended Complaint in the near future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedging transactions nor in the ownership of any derivative financial instruments. To mitigate the impact of fluctuations in interest rates, we generally have maintained over 70% of our debt as fixed rate in nature by borrowing on a long-term basis.

     As of March 31, 2002, we had approximately $24.9 million of outstanding long-term debt, of which $3.4 million bears interest at variable rates that are adjusted on a monthly basis. As of March 31, 2002, the weighted-average interest rate on this variable rate debt was 3.07%.
If interest rates on this variable rate debt increased by one percentage point (1%), interest expense would increase by $34,000 on an annual basis.



PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits (see Exhibit Index included elsewhere herein).

     (b)   Reports on Form 8-K:

           . dated February 13, 2002, filed February 15, 2002 including Item 7;

           . dated February 21, 2002, filed February 22, 2002 including Item 7;

           .     dated March 4, 2002, filed March 5, 2002 including
                 Item 7;

           .     dated March 15, 2002, filed March 18, 2002 including
                 Item 7; and

           .     dated March 25, 2002, filed March 26, 2002 including
                 Item 7.

                              SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



BANYAN STRATEGIC REALTY TRUST




By:  /s/ L.G. Schafran                       Date:  May 6, 2002
     ------------------------------
     L.G. Schafran,
     Interim President




By:  /s/ Joel L. Teglia                      Date:  May 6, 2002
     ------------------------------
     Joel L. Teglia,
     Executive Vice President and
     Chief Financial Officer

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

10.9     Separation Agreement of Jay Schmidt dated October 1, 2000. (14)

10.10    1997 Omnibus Stock and Incentive Plan dated July 9, 1997. (12)

10.11 Share Purchase Agreement by and among Banyan Strategic Realty Trust and the Purchasers listed on the signature page attached thereto dated as of October 10, 1997. (6)

10.12 Registration Rights Agreement dated as of October 10, 1997 between Banyan Strategic Realty Trust and the Purchasers listed on the Signature Pages attached thereto. (6)

10.13 Registration Rights Agreement dated as of October 1, 1997 between Banyan Strategic Realty Trust and Leonard G. Levine. (5)

10.14 Consulting Agreement dated as of February 18, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (13)

10.15 Modification to Consulting Agreement dated as of May 31, 2000 between CFC Advisory Services Limited Partnership and Banyan Strategic Realty Trust. (13)

10.16    Purchase and Sale Agreement dated January 8, 2001. (1)

10.17    First Amendment to Purchase and Sale Agreement dated March 28,
         2001 (16)

10.18    Second Amendment to Purchase and Sale Agreement dated April 9,
         2001 (17)

10.19    Third Amendment to Purchase and Sale Agreement dated May 11, 2001
         (18)

21.      Subsidiaries of Banyan Strategic Realty Trust (19)

99.7     Press release dated May 1, 2002. (*)

99.8     Press release dated May 2, 2002. (*)

--------------------


         *       Filed herewith.

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

         (19) Incorporated by reference from the Trust's Form 10-K for the year ended December 31, 2001.