Form 10-Q
period 2002-06-30
BANYAN STRATEGIC REALTY TRUST
filed 2002-08-09
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2002.

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



               Shares of beneficial interest outstanding
                   as of July 30, 2002:  15,496,806

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                     BANYAN STRATEGIC REALTY TRUST

         Consolidated Statements of Net Assets in Liquidation
                          (Liquidation Basis)

                  June 30, 2002 and December 31, 2001
                              (Unaudited)
                        (Dollars in thousands)



                                             June 30,   December 31,
                                               2002        2001
                                            ----------  -----------
ASSETS
------

Investment in Real Estate Held for Sale:
  Land. . . . . . . . . . . . . . . . . .   $    --      $    3,137
  Building. . . . . . . . . . . . . . . .       18,429       28,066
  Building Improvements . . . . . . . . .        1,095        2,984
                                            ----------   ----------
                                                19,524       34,187
  Less: Accumulated Depreciation. . . . .       (3,164)      (5,764)
                                            ----------   ----------
                                                16,360       28,423
                                            ----------   ----------

Cash and Cash Equivalents . . . . . . . .        9,524        7,493
Restricted Cash - Capital Improvements. .          238          212
Restricted Cash - Other . . . . . . . . .          260        2,095
Interest and Accounts Receivable. . . . .          117          212
Employees' Notes. . . . . . . . . . . . .          258          412
Notes Receivable. . . . . . . . . . . . .        --           2,264
Other Assets. . . . . . . . . . . . . . .          193          282
                                            ----------   ----------
Total Assets. . . . . . . . . . . . . . .   $   26,950   $   41,393
                                            ==========   ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . . .   $   16,785   $   21,555
Bonds Payable . . . . . . . . . . . . . .        --           3,900
Accrued Severance and Termination Costs .        2,278        2,018
Accounts Payable and Accrued Expenses . .          394        1,218
Accrued Real Estate Taxes . . . . . . . .          199           23
Accrued Interest Payable. . . . . . . . .          107          148
Unearned Revenue. . . . . . . . . . . . .           56           85
Security Deposits . . . . . . . . . . . .           51           87
Distributions Payable . . . . . . . . . .        3,099        --
                                            ----------   ----------
Total Liabilities . . . . . . . . . . . .       22,969       29,034
                                            ----------   ----------
Net Assets in Liquidation . . . . . . . .   $    3,981   $   12,359
                                            ==========   ==========







              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

                For the Six Months Ended June 30, 2002
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at December 31, 2001. . . . .    $ 12,359

Net Gains on Disposition of Investment in
  Real Estate Held for Sale . . . . . . . . . . . . . .         178

Interest Income on Employees' Notes . . . . . . . . . .          16

Interest Income on Cash and Cash Equivalents. . . . . .         201

Operating Loss. . . . . . . . . . . . . . . . . . . . .      (1,029)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .          80

Minority Interest in Consolidated Partnership . . . . .         (76)

Distributions Paid and Payable to Shareholders. . . . .      (7,748)
                                                           --------

Net Assets in Liquidation at June 30, 2002. . . . . . .    $  3,981
                                                           ========

































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

               For the Three Months Ended June 30, 2002
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at March 31, 2002 . . . . . .    $ 12,137

Net Gains on Disposition of Investment in
  Real Estate Held for Sale . . . . . . . . . . . . . .         178

Interest Income on Employees' Notes . . . . . . . . . .          16

Interest Income on Cash and Cash Equivalents. . . . . .          83

Operating Loss. . . . . . . . . . . . . . . . . . . . .        (719)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .          34

Distributions Paid and Payable to Shareholders. . . . .      (7,748)
                                                           --------

Net Assets in Liquidation at June 30, 2002. . . . . . .    $  3,981
                                                           ========



































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

                For the Six Months Ended June 30, 2001
                              (Unaudited)
                        (Dollars in thousands)





Shareholders' Equity at December 31, 2000
  (Going concern basis) . . . . . . . . . . . . . . . .    $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination Costs . . . . . . . . . .        (810)
  Elimination of Intangible Assets. . . . . . . . . . .      (5,470)
  Reclassification of Employees' Notes. . . . . . . . .       3,144
                                                           --------

Net Assets in Liquidation at December 31, 2000. . . . .      64,214

Net Gains on Disposition of Investment in
  Real Estate Held for Sale (Net of Minority
  Interest of $6,445) . . . . . . . . . . . . . . . . .      25,771

Interest Income on Employees' Notes . . . . . . . . . .         125

Interest Income on Cash and Cash Equivalents. . . . . .         467

Operating Income. . . . . . . . . . . . . . . . . . . .       3,469

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .         870

Depreciation. . . . . . . . . . . . . . . . . . . . . .      (2,597)

Minority Interest in Consolidated Partnerships. . . . .         (52)

Issuance of Shares. . . . . . . . . . . . . . . . . . .          55

Distributions Paid to Shareholders. . . . . . . . . . .     (74,219)
                                                           --------

Net Assets in Liquidation at June 30, 2001. . . . . . .    $ 18,103
                                                           ========



















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

               For the Three Months Ended June 30, 2001
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at March 31, 2001 . . . . . .  $   65,365

Net Gains on Disposition of Investment in Real Estate
  Held for Sale (Net of Minority Interest of $6,445). .      25,771

Interest Income on Employees' Notes . . . . . . . . . .         107

Interest Income on Cash and Cash Equivalents. . . . . .         418

Operating Income. . . . . . . . . . . . . . . . . . . .         960

Depreciation. . . . . . . . . . . . . . . . . . . . . .        (981)

Minority Interest in Consolidated Partnerships. . . . .         101

Issuance of Shares. . . . . . . . . . . . . . . . . . .           1

Distributions Paid to Shareholders. . . . . . . . . . .     (73,639)
                                                           --------

Net Assets in Liquidation at June 30, 2001. . . . . . .    $ 18,103
                                                           ========
































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

              Notes to Consolidated Financial Statements
                             June 30, 2002
                              (Unaudited)
             (Dollars in thousands, except per share data)



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

     On April 1, 2002, the Trust sold its University Square Business Center located in Huntsville, Alabama for a total sales price of $8,450. The purchaser is USBC, LLC, an Alabama limited liability company, whose principals include Alan C. Jenkins and Joel L. Teglia. Mr. Jenkins is a principal in InterSouth Properties, Inc., the Trust's former contract manager of the property, and Mr. Teglia is the Executive Vice President and Chief Financial Officer of the Trust. Mr. Teglia recused himself from all of the Trust's deliberations concerning the sale of University Square. The net sales proceeds, after repayment of the first mortgage on the property, adjustment for unfinished tenant improvements, sales commissions, prorations and closing costs, were $3,312. In addition, USBC, LLC paid the prepayment penalty of $732 associated with the payoff of the first mortgage.

     On May 1, 2002, the Trust sold its 6901 Riverport Drive in Louisville, Kentucky for a total sales price of $5,652 to Riverport LLC and Riverport Group, LLC. The principals of these entities included Daniel Smith. Mr. Smith, or entities owned or controlled by him, was previously the Trust's joint venture partner on the Woodcrest property in Tallahassee, Florida and also managed the Commerce Center property in Sarasota, Florida and the Fountain Square property in Tampa, Florida. The net sales proceeds, after repayment of the bond indebtedness, sales commission, prorations and closing costs were $2,116.

     On May 1, 2002, the Trust signed a contract to sell its Northlake Tower Shopping Center for a gross purchase price of $20,500. In accordance with the terms of the contract, upon the expiration of the due diligence period on June 19, 2002, the purchaser increased its earnest money from $200 to $400. The earnest money is now nonrefundable, except in the event of the Trust's default, or the failure of a condition precedent. On
June 20, 2002, the Trust entered into a series of amendments to the sale contract with the purchaser that, among other provisions, extend the closing date from July 17, 2002 to September 17, 2002 and extend the time period within which the purchaser must obtain approval of its application to assume the Trust's first mortgage loan, to August 25, 2002. If the purchaser is unable to obtain approval to assume the existing loan by August 25, 2002, and it does not elect to avail itself of alternative financing, the contract can be terminated by the purchaser without penalty.

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


3.  DISTRIBUTIONS

     On June 18, 2002, the Trust declared a liquidating distribution of $0.20 per share payable on July 15, 2002, to shareholders of record as of July 1, 2002.

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

     On May 17, 2001, we sold 24 of our 27 properties to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.3 million, pursuant to a Purchase and Sale Agreement dated January 8, 2001 as amended on March 30, 2001, April 9, 2001 and May 11, 2001. On March 14, 2002, we acquired the interests of our partner, M&J Wilkow, Ltd., in the Northlake Tower Shopping Center property for a gross purchase price of $1.3 million.

     On April 1, 2002, we sold our University Square Business Center for a total sales price of $8.5 million. The purchaser was USBC, LLC, an Alabama limited liability company, whose principals include Alan C. Jenkins and Joel L. Teglia. Mr. Jenkins is a principal in InterSouth Properties, Inc., the former contract manager of the University Square property, and Mr. Teglia is our Executive Vice President and Chief Financial Officer. Mr. Teglia recused himself from all of our deliberations regarding the sale of University Square. The net sales proceeds, after repayment of the first mortgage on the property, adjustment for unfinished tenant improvements, sales commission, prorations and closing costs, were approximately $3.3 million. In addition, USBC, LLC paid the prepayment penalty of approximately $0.7 million associated with the payoff of the first mortgage.

     On May 1, 2002, we sold our 6901 Riverport Drive in Louisville, Kentucky for a total sales price of approximately $5.7 million to Riverport LLC and Riverport Group, LLC. The principals of these entities included Daniel Smith. Mr. Smith, or entities owned or controlled by him, was a joint venture partner with us on our Woodcrest property and also managed our Commerce Center and Fountain Square properties. The net sales proceeds, after repayment of the bond indebtedness, sales commission, prorations and closing costs were approximately $2.1 million.

     On May 1, 2002, we signed a contract to sell our Northlake Tower Shopping Center for a gross purchase price of $20.5 million. In accordance with the terms of the contract, upon the expiration of the due diligence period on June 19, 2002, the purchaser increased its earnest money from $0.2 million to $0.4 million. The earnest money is now nonrefundable, except in the event of our default, or the failure of a condition precedent. On June 20, 2002, we entered into a series of amendments to the sale contract with the purchaser that, among other provisions, extend the closing date from July 17, 2002 to September 17, 2002 and extend the time period within which the purchaser must obtain approval of its application to assume our first mortgage loan, to August 25, 2002. If the purchaser is unable to obtain approval to assume the existing loan by August 25, 2002, and it does not elect to avail itself of alternative financing, the contract can be terminated by the purchaser without penalty. If the sale is consummated, we expect to realize net sales proceeds of approximately $3.4 million during the third quarter of 2002.

RESULTS OF OPERATIONS

     On January 5, 2001, we adopted a Plan of Termination and Liquidation under which the Trust will be dissolved. As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ending March 31, 2001. Therefore, operations for the six and three months ending June 30, 2002 and 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income.

     For the six months ended June 30, 2002, our Net Assets in Liquidation decreased by approximately $8.4 million from approximately $12.4 million to approximately $4.0 million. This decrease is primarily the result of distributions paid and payable to shareholders of approximately $7.7 million, operating loss of approximately $1.0 million and minority interest of approximately $0.1 million decreased by approximately $0.2 million of interest income on cash and cash equivalents and approximately $0.2 million of net gains on disposition of investment in real estate held for sale.
The operating loss consists of property operating income after interest expense of approximately $0.8 million reduced by approximately $0.4 million of litigation expenses, approximately $1.0 million of general and administrative costs, and approximately $0.2 million of severance and $0.2 million for the accrual of additional termination costs.

     For the three months ended June 30, 2002, our Net Assets in Liquidation decreased by approximately $8.1 million from approximately $12.1 million to approximately $4.0 million. This decrease is primarily the result of distributions to shareholders in the amount of approximately $7.7 million, and operating loss of approximately $0.7 million reduced by net gains on disposition of investment in real estate of approximately $0.2 million and interest income of approximately $0.1 million. The operating loss consists of property operating income after interest expense of approximately $0.3 million reduced by approximately $0.2 million of litigation expenses, approximately $0.5 million of general and administrative costs, and approximately $0.1 million of severance and $0.2 million for the accrual of additional termination costs.

     Prior to reporting the operating activity for the six months ended June 30, 2001, we adjusted our Shareholders' Equity as of December 31, 2000 as reported on a going concern basis to the liquidation basis of accounting. As a result, we recorded an adjustment of approximately $5.5 million related to the write off of certain intangible assets, specifically leasing commissions, deferred financing fees and straight-line rents receivable, that were included in our total assets at December 31, 2000.
In addition, we recorded a charge of approximately $0.8 million for costs related to the liquidation and termination of the Trust and reclassed approximately $3.1 million of employees' notes from shareholders' equity to assets.

     For the six months ended June 30, 2001, our Net Assets in Liquidation decreased by approximately $46.1 million from approximately $64.2 million at December 31, 2000 to approximately $18.1 million at June 30, 2001. This decrease was primarily due to total distributions paid to shareholders of approximately $74.2 million including our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million. Offsetting this decrease were gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of $25.8 million, operating income in the amount of approximately $3.5 million, recovery of losses on loans, notes and interest receivable of approximately $0.9 million and interest income on cash and cash equivalents of approximately $0.5 million, reduced by depreciation expense of approximately $2.6 million. The recovery of losses on loans, notes and interest receivable of approximately $0.9 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

     For the three months ended June 30, 2001, our Net Assets in Liquidation decreased by approximately $47.3 million from approximately $65.4 million at March 31, 2001 to approximately $18.1 million at June 30, 2001. This decrease was primarily due to our initial liquidating distribution to shareholders of $4.75 per share or approximately $73.6 million. Offsetting this decrease were the gain on disposition of investment in real estate (net of minority interest of $6.4 million) of approximately $25.8 million, $0.4 million of interest income on cash and cash equivalents, and operating income in the amount of approximately $1 million reduced by depreciation expense of approximately $1 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, our total assets were approximately $27.0 million, a decrease of approximately $14.4 million from total assets at December 31, 2001 of approximately $41.4 million. Our liabilities totaled approximately $23.0 million at June 30, 2002, a decrease of approximately $6.0 million from approximately $29.0 million at December 31, 2001. At June 30, 2002, our net assets in liquidation were approximately $4.0 million, a decrease of approximately $8.4 million from approximately $12.4 million at December 31, 2001.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance increased by approximately $2.0 million to approximately $9.5 million at June 30, 2002 from approximately $7.5 million at December 31, 2001. The increase in total cash and cash equivalents was due primarily to cash received for the two properties that we sold and collection of unsecured notes receivable in the amount of approximately $2.3 million reduced by the change in net assets in liquidation including distributions paid to shareholders, approximately $0.3 million that we paid in full settlement of all claims of Denholtz, and $1.3 million of cash used to purchase the interests of our venture partner in the Northlake Tower Shopping Center property.

     Having made our four liquidating distributions, we have established unrestricted cash reserves of $6.4 million. We currently believe that these reserves and the anticipated net proceeds from the sale of Northlake will be sufficient to cover the net costs of operating the Trust through its anticipated final liquidation, including liquidation costs and contingent liabilities related to pending litigation. In determining the adequacy of these reserves, we have considered the impact that the sale of University Square Business Center and 6901 Riverport Drive will have on our future net operations. Together, the operations for these two properties generated approximately $0.5 million of cash flow on an annual basis.

     On June 18, 2002, our Board of Trustees declared our fourth liquidating distribution in the amount of $0.20 per share. After making this distribution, we will have distributed $5.45 per share pursuant to the Plan. If we complete the sale of the Northlake Tower Shopping Center as discussed above, we anticipate receiving net proceeds of approximately $3.4 million or $0.215 per share. The total amount and the timing of our remaining liquidating distributions will be dependent on our success in realizing the projected net proceeds related to the sale of Northlake, as well as the costs to terminate and liquidate the Trust and the ultimate resolution of the pending litigation against Mr. Leonard G. Levine (See-- Other-Litigation below). We intend to continue our policy of making liquidating distributions when circumstances warrant.

     On February 15, 2002, we were notified by Nasdaq that our shares would be subject to delisting if the closing price of our shares did not exceed the $1.00 minimum bid price for ten consecutive trading days during the 90-day period ending on May 15, 2002. In May, Nasdaq notified us of the imminent delisting. We appealed on the basis that the diminished stock price was not unintended, but rather was in keeping with our Plan of Termination and Liquidation, adopted in January of 2001. On July 11, 2002, we were notified by representatives of the Nasdaq Listing Qualifications Panel that our June 20, 2002 appeal of a determination to delist our shares of beneficial interest had been denied. Nasdaq offered to transfer our listing to its Small Cap Market, but we have declined, because of the $45,000 cost involved in a transfer of the listing. Accordingly, we consented to a delisting of our shares as of the opening of the market on July 12, 2002. Our shares are now quoted on the Over the Counter Bulletin Board ("OTCBB"), but there can be no assurance that a market for these shares will develop.

     PROPERTIES:

     As of June 30, 2002, we owned a leasehold interest, pursuant to ground lease, and also owned the improvements in Northlake Tower Shopping Center in Atlanta, Georgia. Northlake Tower Shopping Center contains 321,600 leaseable square feet and is 97% occupied at June 30, 2002. As described above, we have executed a contract to sell this property for a sale price of $20.5 million.

     We had previously been advised by our tenant, AMC Theatres, that it has made a determination to cease operations at the shopping center and was seeking to terminate its lease in August of 2001. Despite the notice, the AMC Theatres did not cease operations at that time and we have received no further communication from the tenant with respect to cessation of operations or the timing of any termination of its lease. The AMC Theatres space comprises approximately 8.4% of the total leaseable space. The loss of the revenue from the AMC lease may have a material adverse impact on the net proceeds we could recover from the sale of this property if a suitable replacement tenant is not located and the current transaction fails to close. The remainder of the shopping center space is leased to approximately 50 tenants, primarily with long term leases.

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

     On May 7, 2001, we amended our answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.7 million. During the pendency of the litigation, we continue to pay a base salary to Mr. Levine in accordance with our contractual obligations. We are seeking recovery of these payments, among other recoveries, in the litigation.

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

     On May 9, 2002, after obtaining leave, we filed a Fourth Amended Complaint. This compliant amended Count I of the Third Amended Complaint to allege a breach of contract and added Count VII, which alleges an additional fiduciary breach by Mr. Levine related to an offer by a third party in the spring of 2000 to purchase a substantial portion of the Trust's assets. On June 14, 2002, Mr. Levine answered portions of and filed a motion to strike and dismiss portions of the Fourth Amended Complaint. Mr. Levine moved to dismiss Counts III and V, and to strike portions of Counts I, II, IV, VI, and VII. Our response to the motion was filed on July 23, 2002. Mr. Levine's reply was filed on August 7, 2002. The motion has been set for hearing on August 20, 2002 at 11:30 a.m.

     On May 17, 2002, the court held a hearing concerning the discovery schedule and on May 29, 2002 entered an order revising the discovery schedule. The May 29, 2002 order calls for: (1) the conclusion of written fact discovery by September 30, 2002 and (2) the conclusion of all non-expert depositions by October 31, 2002. On June 28, 2002, the court entered a further discovery scheduling order. The June 28, 2002 order calls for the conclusion of all expert discovery by January 20, 2003. No trial date has been set.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedging transactions nor in the ownership of any derivative financial instruments. As of June 30, 2002, we do not have any variable rate debt.



PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits (see Exhibit Index included elsewhere herein).

     (b)   Reports on Form 8-K:

           . dated April 1, 2002, filed April 2, 2002 including Item 7;

           .     dated and filed May 8, 2002 including Item 7;

           .     dated May 15, 2002, filed May 17, 2002 including
                 Item 7;

           .     dated May 17, 2002, filed May 20, 2002 including
                 Item 7;

           .     dated June 4, 2002, filed June 5, 2002 including
                 Item 7; and

           .     dated June 18, 2002, filed June 21, 2002 including
                 Item 7.

                              SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



BANYAN STRATEGIC REALTY TRUST




By:  /s/ L.G. Schafran                       Date:  August 9, 2002
     ------------------------------
     L.G. Schafran,
     Interim President




By:  /s/ Joel L. Teglia                      Date:  August 9, 2002
     ------------------------------
     Joel L. Teglia,
     Executive Vice President and
     Chief Financial Officer

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

10.17    First Amendment to Purchase and Sale Agreement dated March 28,
         2001 (16)

10.18    Second Amendment to Purchase and Sale Agreement dated April 9,
         2001 (17)

10.19    Third Amendment to Purchase and Sale Agreement dated May 11, 2001
         (18)

21.      Subsidiaries of Banyan Strategic Realty Trust (19)

99.16 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.17 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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