Form 10-Q
period 2002-09-30
BANYAN STRATEGIC REALTY TRUST
filed 2002-11-06
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2002.

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



               Shares of beneficial interest outstanding
                  as of October 25, 2002:  15,496,806

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                     BANYAN STRATEGIC REALTY TRUST

         Consolidated Statements of Net Assets in Liquidation
                          (Liquidation Basis)

               September 30, 2002 and December 31, 2001
                              (Unaudited)
                        (Dollars in thousands)



                                         September 30,  December 31,
                                             2002          2001
                                         -------------  -----------
ASSETS
------

Investment in Real Estate Held for Sale:
  Land. . . . . . . . . . . . . . . . . .   $    --      $    3,137
  Building. . . . . . . . . . . . . . . .       18,429       28,066
  Building Improvements . . . . . . . . .        1,095        2,984
                                            ----------   ----------
                                                19,524       34,187
  Less: Accumulated Depreciation. . . . .       (3,164)      (5,764)
                                            ----------   ----------
                                                16,360       28,423
                                            ----------   ----------

Cash and Cash Equivalents . . . . . . . .        6,132        7,493
Restricted Cash - Capital Improvements. .          269          212
Restricted Cash - Other . . . . . . . . .          166        2,095
Interest and Accounts Receivable. . . . .          152          212
Employees' Notes, Net of Allowance for
  Uncollectible Accounts of $40 at
  September 30, 2002) . . . . . . . . . .          107          412
Notes Receivable. . . . . . . . . . . . .        --           2,264
Other Assets. . . . . . . . . . . . . . .          214          282
                                            ----------   ----------
Total Assets. . . . . . . . . . . . . . .   $   23,400   $   41,393
                                            ==========   ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . . .   $   16,731   $   21,555
Bonds Payable . . . . . . . . . . . . . .        --           3,900
Accrued Severance and Termination Costs .        2,581        2,018
Accounts Payable and Accrued Expenses . .          471        1,218
Accrued Real Estate Taxes . . . . . . . .           96           23
Accrued Interest Payable. . . . . . . . .          107          148
Unearned Revenue. . . . . . . . . . . . .            6           85
Security Deposits . . . . . . . . . . . .           46           87
                                            ----------   ----------
Total Liabilities . . . . . . . . . . . .       20,038       29,034
                                            ----------   ----------
Net Assets in Liquidation . . . . . . . .   $    3,362   $   12,359
                                            ==========   ==========






              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

             For the Nine Months Ended September 30, 2002
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at December 31, 2001. . . . .    $ 12,359

Net Gains on Disposition of Investment in
  Real Estate Held for Sale . . . . . . . . . . . . . .         178

Interest Income on Employees' Notes . . . . . . . . . .          18

Interest Income on Cash and Cash Equivalents. . . . . .         233

Operating Loss. . . . . . . . . . . . . . . . . . . . .      (1,682)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . . .          80

Minority Interest in Consolidated Partnership . . . . .         (76)

Distributions to Shareholders . . . . . . . . . . . . .      (7,748)
                                                           --------

Net Assets in Liquidation at September 30, 2002 . . . .    $  3,362
                                                           ========

































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    Consolidated Statement of Changes in Net Assets in Liquidation
                          (Liquidation Basis)

             For the Three Months Ended September 30, 2002
                              (Unaudited)
                        (Dollars in thousands)





Net Assets in Liquidation at June 30, 2002. . . . . . .    $  3,981

Interest Income on Employees' Notes . . . . . . . . . .           2

Interest Income on Cash and Cash Equivalents. . . . . .          32

Operating Loss. . . . . . . . . . . . . . . . . . . . .        (653)
                                                           --------

Net Assets in Liquidation at September 30, 2002 . . . .    $  3,362
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

                     BANYAN STRATEGIC REALTY TRUST

              Notes to Consolidated Financial Statements
                          September 30, 2002
                              (Unaudited)
             (Dollars in thousands, except per share data)



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


2.   LIQUIDATION OF THE TRUST

     On January 5, 2001, the Trustees adopted a Plan of Termination and Liquidation (the "Plan") under which the Trust will be dissolved, the obligations of the Trust will be paid, appropriate reserves will be taken and the net proceeds will be distributed to the shareholders. The Trust adopted the liquidation basis of accounting effective January 1, 2001.

     The Plan authorizes the Trust's Board of Trustees to create a liquidating trust to facilitate dissolution, if in the Trustees' judgment, it appears that the Trust will not be able to satisfy all of its legal obligations within two years of the adoption of the Plan. In August of 2002, the Trustees determined that it is unlikely that the Trust will be able to complete the liquidation and distribute all remaining proceeds to its shareholders by January 5, 2003. In an effort to reduce costs and maximize the final distribution to the shareholders, the Trustees have decided to dissolve the Trust on December 31, 2002 and to transfer all of the then remaining assets and liabilities into a liquidating trust.

     In order to reduce the costs associated with operating as a liquidating trust, the Trust has submitted a written request for "no-action" relief to the Securities and Exchange Commission. The Trust requested relief from, among other things, the following: (i) registration of the issuance of the beneficial interests of the liquidating trust under the Securities Act of 1933; as amended and (ii) any requirement that the liquidating trust file current reports and audited financial statements under the Securities Exchange Act of 1934, as amended. If the Trust is unable to obtain all of the relief requested in the "no-action" request in a timely manner, the Board may reassess its initial decision to transfer the Trust's assets and liabilities into a liquidating trust.

     If the requested "no action" relief is granted, or if the trustees otherwise determine to do so, even without the no-action relief, all of the Trust's remaining assets and liabilities will be transferred to a liquidating trust on December 31, 2002 and trading in the Trust's common shares of beneficial interest will cease. The Trust's current shareholders will, without any required action on their part, receive an equivalent interest in the liquidating trust upon its formation, and the Trust will simultaneously cease its existence. Beneficial interests in the liquidating trust will not be represented by certificates and will be non-transferable, except by death or operation of law.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this Statement are not expected to affect the earnings or financial position of the Trust.

3.   PROPERTY DISPOSITIONS

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

     On October 15, 2002, the Trust sold its Northlake Tower Shopping Center in Atlanta, Georgia for a total sales price of $20,390 to Northlake Festival, LLC. The net sales proceeds, after crediting the purchaser for the outstanding balance on the first mortgage, and after deducting sales commissions, prorations and closing costs, were $3,241.

4.   DISTRIBUTIONS

     On July 15, 2002, the Trust distributed $0.20 per share to shareholders of record as of July 1, 2002. This distribution was included in the Trust's total liabilities as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Certain statements in this quarterly report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     resolution of existing litigation;
     .     potential inadequacy of our cash reserves;
     .     adverse consequences of failure to qualify as a REIT;
     . inability to obtain "no action" relief from the Securities and Exchange Commission in conjunction with the transfer of our assets and liabilities to a liquidating trust; and
     . failure or inability to comply with or effectuate the Plan of Termination and Liquidation.

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

     The Plan authorizes our Board of Trustees to create a liquidating trust to facilitate dissolution, if in the Trustees' judgment, it appears that we will not be able to satisfy all of our legal obligations within two years of the adoption of the Plan. In August of 2002, our Trustees determined that it is unlikely that we will be able to discharge all such obligations by January 5, 2003. In an effort to reduce costs and maximize the final distribution to the shareholders, the Trustees have decided to dissolve the Trust on December 31, 2002 and to transfer all of its then remaining assets and liabilities into a liquidating trust.

     In order to reduce the costs associated with operating as a liquidating trust, we have submitted a written request for "no-action" relief to the Securities and Exchange Commission. We requested relief from, among other things, the following: (i) registration of the issuance of the beneficial interests of the liquidating trust under the Securities Act of 1933; as amended and (ii) any requirement that the liquidating trust file current reports and audited financial statements under the Securities Exchange Act of 1934, as amended. If we are unable to obtain all of the relief requested in the "no-action" request in a timely manner, the Board may reassess its initial decision to transfer Banyan's assets and liabilities into a liquidating trust.

     If the requested "no action" relief is granted, or if the trustees otherwise determine to do so, even without the no-action relief, all of our remaining assets and liabilities will be transferred to a liquidating trust on December 31, 2002 and trading in our common shares of beneficial interest will cease. Our current shareholders will, without any required action on their part, receive an equivalent interest in the liquidating trust upon its formation, and the Trust will simultaneously cease its existence. Beneficial interests in the liquidating trust will not be represented by certificates and will be non-transferable, except by death or operation of law. As of October 29, 2002, we extended the expiration dates of the employment contracts of Mr. Higgins, our First Vice President/Chief Operating Officer and General Counsel and Mr. Teglia, our Executive Vice President/Chief Financial Officer from October 31, 2002 until December 31, 2002.

     We expect that the liquidating trust will be administered by one or two liquidating trustees who are currently affiliated with the Trust. We expect that the liquidating trust will have a three-year term, subject to extension, if necessary, depending upon the status of the assets of the trust at the end of the three years. If all of the assets are liquidated prior to the end of the three-year period, the liquidating trust will immediately terminate and make a final distribution to its beneficiaries.

     We are currently a party to a lawsuit pending in the Circuit Court of Cook County, Illinois against Banyan's suspended president, Leonard G. Levine. (See--Other-Litigation below). Our interest in this lawsuit will be transferred into the liquidating trust if the litigation is not resolved prior to year end. Alternatively, if this litigation is resolved before year end, the liquidating trust may not be necessary.

PROPERTY DISPOSITIONS

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

     On October 15, 2002, we sold our Northlake Tower Shopping Center in Atlanta, Georgia for a total sales price of approximately $20.4 million to Northlake Festival, LLC. The net sales proceeds, after crediting the purchaser for the outstanding balance on the first mortgage, and after deducting sales commissions, prorations and closing costs, were approximately $3.2 million.

RESULTS OF OPERATIONS

     On January 5, 2001, we adopted a Plan of Termination and Liquidation under which the Trust will be dissolved. As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ending March 31, 2001. Therefore, operations for the three and nine months ending September 30, 2002 and 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     For the nine months ended September 30, 2002, our Net Assets in Liquidation decreased by approximately $9.0 million from approximately $12.4 million at December 31, 2001 to approximately $3.4 million at September 30, 2002. This decrease is primarily the result of distributions paid to shareholders of approximately $7.7 million, operating loss of approximately $1.7 million and minority interest of approximately $0.1 million decreased by approximately $0.2 million of interest income on cash and cash equivalents and approximately $0.2 million of net gains on disposition of investment in real estate held for sale. The operating loss consists of property operating income after interest expense of approximately $1.1 million reduced by approximately $0.5 million of litigation expenses, approximately $1.6 million of general and administrative costs, and approximately $0.4 million of severance and $0.3 million for the accrual of additional termination costs.

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

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     For the three months ended September 30, 2002, our Net Assets in Liquidation decreased by approximately $0.6 million from approximately $4.0 million at June 30, 2002 to approximately $3.4 million at September 30, 2002. This decrease is primarily the result of operating loss for the quarter. The operating loss consists of property operating income after interest expense of approximately $0.3 million reduced by approximately $0.1 million of litigation expenses, approximately $0.6 million of general and administrative costs, and approximately $0.2 million of severance and $0.1 million for the accrual of additional termination costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, our total assets were approximately $23.4 million, a decrease of approximately $18.0 million from total assets at December 31, 2001 of approximately $41.4 million. Our liabilities totaled approximately $20.0 million at September 30, 2002, a decrease of approximately $9.0 million from approximately $29.0 million at December 31, 2001. At September 30, 2002, our net assets in liquidation were approximately $3.4 million, a decrease of approximately $9.0 million from approximately $12.4 million at December 31, 2001. After adjusting for the sale of our Northlake property which occurred on October 15, 2002, on a pro forma basis at September 30, 2002, our assets would have totaled approximately $9.8 million, our liabilities would have totaled approximately $2.8 million and our net assets in liquidation would have totaled approximately $7.0 million.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance decreased by approximately $1.4 million to approximately $6.1 million at September 30, 2002 from approximately $7.5 million at December 31, 2001. The decrease in total cash and cash equivalents was due primarily to change in net assets in liquidation including distributions paid to shareholders, approximately $0.3 million that we paid in full settlement of all claims of Denholtz, and $1.3 million of cash used to purchase the interests of our venture partner in the Northlake Tower Shopping Center property reduced by cash received for the two properties that we sold and collection of unsecured notes receivable in the amount of approximately $2.3 million.

     Having made four liquidating distributions totaling $5.45 per share, we have established unrestricted cash reserves of $6.1 million as of September 30, 2002. On a pro forma basis, after the sale of our Northlake property, our unrestricted cash reserves at September 30, 2002 would have increased to approximately $9.4 million. We currently believe that these reserves will be sufficient to cover the net costs of operating the Trust and the liquidating trust discussed above through final liquidation, including liquidation costs and contingent liabilities related to pending litigation.

     We do not currently anticipate making any further distributions to shareholders prior to the formation of the liquidating trust. We believe that the more prudent strategy is to retain all of our assets and to transfer them to the liquidating trust, in order to provide the best opportunity to resolve the pending litigation. Upon termination of the liquidating trust, all remaining assets (including all cash) will be distributed to the beneficiaries.

     On February 15, 2002, we were notified by Nasdaq that our shares would be subject to delisting if the closing price of our shares did not exceed the $1.00 minimum bid price for ten consecutive trading days during the 90-day period ending on May 15, 2002. In May, Nasdaq notified us of the imminent delisting. We appealed on the basis that the diminished stock price was not unintended, but rather was in keeping with our Plan of Termination and Liquidation, adopted in January of 2001. On July 11, 2002, we were notified by representatives of the Nasdaq Listing Qualifications Panel that our June 20, 2002 appeal of a determination to delist our shares of beneficial interest had been denied. Nasdaq offered to transfer our listing to its Small Cap Market, but we have declined, because of the $45,000 cost involved in a transfer of the listing. Accordingly, we consented to a delisting of our shares as of the opening of the market on July 12, 2002. Our shares are now quoted on the Over the Counter Bulletin Board ("OTCBB"), but there can be no assurance that a market for these shares will develop. If we do transfer our assets to a liquidating trust, the beneficial interests in the liquidating trust will not be represented by certificates and will be non-transferable except by death or operation of law.

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

     On May 7, 2001, we amended our answer to Mr. Levine's counterclaim in the Employment Litigation to add several affirmative defenses based upon Mr. Levine's breaches of his fiduciary duty of loyalty. The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.6 million. During the pendency of the litigation, we continue to pay a base salary to Mr. Levine in accordance with our contractual obligations. We are seeking recovery of these payments, among other recoveries, in the litigation.

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

     On May 9, 2002, after obtaining leave, we filed a Fourth Amended Complaint. This compliant amended Count I of the Third Amended Complaint to allege a breach of contract and added Count VII, which alleges an additional fiduciary breach by Mr. Levine related to an offer by a third party in the spring of 2000 to purchase a substantial portion of the Trust's assets. On June 14, 2002, Mr. Levine answered portions of and filed a motion to strike and dismiss portions of the Fourth Amended Complaint. Mr. Levine moved to dismiss Counts III and V, and to strike portions of Counts I, II, IV, VI, and VII. On August 20, 2002, Judge Siebel denied the motion.

     On September 6, 2002, the Court entered an order extending the deadline for the completion of all discovery to January 31, 2003. No trial date has been set.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedging transactions nor in the ownership of any derivative financial instruments. As of September 30, 2002, we do not have any variable rate debt.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits (see Exhibit Index included elsewhere herein).

     (b)   Reports on Form 8-K:

           . dated July 11, 2002, filed July 15, 2002 including Item 7;

           . dated August 13, 2002, filed August 19, 2002 including Item 7;

           . dated August 28, 2002, filed September 4, 2002 including Item 7;

           .     dated and filed September 18, 2002, including
                 Item 7; and

           .     dated and filed September 25, 2002, including
                 Item 7.

                              SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


BANYAN STRATEGIC REALTY TRUST


By:  /s/ L.G. Schafran                       Date:  November 6, 2002
     ------------------------------
     L.G. Schafran,
     Interim President


By:  /s/ Joel L. Teglia                      Date:  November 6, 2002
     ------------------------------
     Joel L. Teglia,
     Executive Vice President and
     Chief Financial Officer





                            CERTIFICATIONS
                            --------------

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002

I, L.G. Schafran, the Interim President of Banyan Strategic Realty Trust certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Banyan
     Strategic Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the net assets in liquidation and the changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:November 6, 2002             /s/  L.G. Schafran
                                  -------------------
                                  L.G. Schafran
                                  Interim President

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002

I, Joel L. Teglia, the Executive Vice President and Chief Financial Officer of Banyan Strategic Realty Trust certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Banyan
     Strategic Realty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the net assets in liquidation and the changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 6, 2002             /s/  Joel L. Teglia
                                  ----------------------------
                                  Joel L. Teglia
                                  Executive Vice President and
                                  Chief Financial Officer

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