Form 10-K
period 2002-12-31
BANYAN STRATEGIC REALTY TRUST
filed 2003-02-07
CIK 790817

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002

                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to         .

                    Commission File Number 0-15465


                     Banyan Strategic Realty Trust
         -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)


        Massachusetts                                  36-3375345
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

55 East Monroe Street, Suite 3850
Chicago, IL                                              60603
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code    (312) 424-3999


2625 Butterfield Road, Suite 101N, Oak Brook, IL  60523   (630) 218-7250
 (Former address and telephone number of principal executive offices)


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of beneficial interest outstanding as of December 31, 2002:
15,373,806. The aggregate market value of the Registrant's shares of beneficial interest held by non-affiliates on such date was $3,096,000.

                  DOCUMENTS INCORPORATED BY REFERENCE
Exhibit index located on page 39 of sequentially numbered pages.

                           TABLE OF CONTENTS



                                PART I

ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . .      1

ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . .      2

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .      3

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .      4


                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S SHARES AND
           RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . .      5

ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .      7

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .     11

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .     13

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .     14

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .     32


                               PART III

ITEM 14.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . .     32

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     32


SIGNATURES/CERTIFICATIONS . . . . . . . . . . . . . . . . . . .     33

                                PART I

ITEM 1.  BUSINESS

     Certain statements in this annual report that are not historical in fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations, estimates and projections. These statements are not a guaranty of future performance. Without limiting the foregoing, words such as "believes," "intends," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements which are subject to a number of risks and uncertainties, including, among other things:

     .     resolution of existing litigation; and
     .     potential inadequacy of our cash reserves.

     Actual results could differ materially from those projected in these forward-looking statements. See "Managements's Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors" for a more complete discussion.

GENERAL

     On January 3, 2003, we completed our termination and dissolution by transferring all of our assets and liabilities into the newly-formed BSRT Liquidating Trust (the "Liquidating Trust"). After the close of trading on January 2, 2003, our shareholders automatically received an uncertificated interest in the BSRT Liquidating Trust, equal to their prior interest in Banyan Strategic Realty Trust. The Liquidating Trust interests will not be listed on any stock exchange and will not be exchangeable or transferable, except by operation of law. The transfer into the Liquidating Trust constitutes a distribution, in kind, to our shareholders, the effect of which must be reported by our shareholders on their individual income tax returns for the year 2003 (filed in Spring of 2004).

     Prior to our termination and dissolution, we were a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan"). The Plan called for the liquidation of all of our assets as soon as practical but provided that a liquidating trust could be established if, in the judgment of our Board of Trustees, all liabilities could not be discharged or adequately provided for within a two-year period. During the term of the Plan, we sold our entire real estate portfolio, realizing more than $220 million in gross proceeds and made a total of $5.45 per share in liquidating distributions to our shareholders. However, we remain involved in a lawsuit with our suspended President, Leonard G. Levine, that has been pending in the Circuit Court of Cook County since October of 2000 (the "Levine
Litigation").   (See - Item 3.  Legal Proceedings section below.)

BUSINESS

     The transfer of our net assets to BSRT Liquidating Trust was completed in an effort to reduce costs and maximize the final distribution to the shareholders as we resolve the Levine Litigation. The Liquidating Trust took over the management of the lawsuit effective January 3, 2003 and will be administered by our First Vice President and General Counsel, Robert G. Higgins, as the Primary Liquidating Trustee, and Interim President and CEO,
L. G. Schafran, as the Secondary Liquidating Trustee. The Primary Liquidating Trustee will be responsible for the operation of the Liquidating Trust including the day-to-day administrative tasks, while the Secondary Liquidating Trustee will act in an advisory role. We expect that the liquidating trust will have a three-year term, subject to extension, if necessary, depending upon the status of the assets of the trust at the end of the three years. If all of the assets are liquidated prior to the end of the three-year period, the Liquidating Trust will be terminated and make a final distribution to its beneficiaries. In October of 2002, we announced that no further distributions would be made to our shareholders until the litigation with Mr. Levine was completed.


OTHER INFORMATION

     Our business operations are not seasonal.

     We had no real property investments located outside of the United States. We do not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of our business or financial results taken as a whole.

     As of December 31, 2002, we had seven employees, four of whom serve as executive officers.

     We reviewed and monitored compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.



ITEM 2.  PROPERTIES

     As of December 31, 2002, we did not own any properties.

     On May 17, 2001, we sold 24 of our 27 properties to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.3 million. On March 14, 2002, we acquired the interests of our partner, M&J Wilkow, Ltd., in the Northlake Tower Shopping Center property
for a gross purchase price of $1.3 million.   On April 1, 2002, we sold our
University Square Business Center for a total sales price of $8.5 million. On May 1, 2002, we sold our 6901 Riverport Drive in Louisville, Kentucky for a total sales price of approximately $5.7 million to Riverport LLC and Riverport Group, LLC. On October 15, 2002, we sold our Northlake Tower Shopping Center in Atlanta, Georgia for a total sales price of approximately $20.4 million to Northlake Festival, LLC.

ITEM 3.  LEGAL PROCEEDINGS

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

     On December 10, 2002, the Court entered an order confirming that written fact discovery must be completed by January 31, 2003, but extending other discovery dates. Oral fact discovery must be concluded by March 31, 2003 and Mr. Levine's opinion witness disclosures must be made by March 1, 2003. The Court also set the case for a status conference on April 14, 2003.

      On December 18, 2002, after obtaining leave of Court, Mr. Levine filed an amended counterclaim. On January 8, 2003, we answered Counts I, II, and III of Mr. Levine's amended counterclaim, which concern alleged breaches of Mr. Levine's employment agreements with us. On January 7, 2003, we moved to dismiss Count IV of Mr. Levine's amended counterclaim. This count asks the Court to rewrite the 1999 Employment Agreement to include additional benefits, which Mr. Levine alleges were mistakenly omitted from the written agreement. Under the schedule set by the Court, Mr. Levine's opposition to the motion to dismiss is due February 4, 2003 and our reply in support is due February 18, 2003. The Court has set a hearing on the motion to dismiss for March 5, 2003 at 11:00 a.m. We believe that we have meritorious defenses and intend to pursue the case vigorously.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED SHAREHOLDER MATTERS

     Our shares were included for quotation on the NASDAQ National Market (symbol - BSRTS). On February 15, 2002, we were notified by Nasdaq that our shares would be subject to delisting if the closing price of our shares did not exceed the $1.00 minimum bid price for ten consecutive trading days during the 90-day period ending on May 15, 2002. In May, Nasdaq notified us of the imminent delisting. We appealed on the basis that the diminished stock price was not unintended, but rather was in keeping with our Plan of Termination and Liquidation, adopted in January of 2001. On July 11, 2002, we were notified by representatives of the Nasdaq Listing Qualifications Panel that our June 20, 2002 appeal of a determination to delist our shares of beneficial interest had been denied. Nasdaq offered to transfer our listing to its Small Cap Market, but we have declined, because of the $45,000 cost involved in a transfer of the listing. Accordingly, we consented to a delisting of our shares as of the opening of the market on July 12, 2002. From July 12, 2002 to January 2, 2003, our shares were quoted on the Over the Counter Bulletin Board ("OTCBB"). On January 2, 2003, all of our assets and liabilities were transferred to BSRT Liquidating Trust completing the termination and dissolution of the Trust. All of our shareholders automatically received an uncertified interest in BSRT Liquidating Trust equal to their prior interest in the Trust. The Liquidating Trust interests are not listed on any stock exchange and are not exchangeable or transferable, except by death or operation of law.

     The table below shows the quarterly high and low bid prices reported by NASDAQ and OTCBB and the amount of cash distributions we paid per share for the years ended December 31, 2002 and 2001.


                                 2002
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $0.75               $ --
           Low          $0.61

6/30       High         $0.85               $0.30          5/01/02
           Low          $0.46                0.20          6/18/02

9/30       High         $0.54               $ --
           Low          $0.25

12/31      High         $0.39               $ --
           Low          $0.28


                                 2001
                                 ----
Quarter                 Share             Per Share      Declaration
 Ended                  Price           Distributions       Date
-------                 -----           -------------    -----------

3/31       High         $5.94               $ --
           Low          $5.31

6/30       High         $5.85               $4.75          5/30/01
           Low          $1.04

9/30       High         $1.19               $0.20          9/13/01
           Low          $0.91

12/31      High         $1.04               $ --
           Low          $0.59

     During 2002 and 2001, we paid distributions to common shareholders equal to $0.50 and $4.98 per share, respectively. All of the distributions represented a return of capital to common shareholders. During 2001, we also paid distributions to preferred shareholders of $2.93 per share.

     Our ability to make future distributions to our shareholders is dependent upon, among other things:

     .     resolution of existing litigation; and

     .     our level of operating expenses.


     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more complete discussion.

     As of December 31, 2002, there were 2,981 record holders of shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                       2002 (2)      2001 (2)        2000          1999          1998
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Operating Data:
  Revenues. . . . . . . . . . . .      $  4,300      $ 20,653      $ 37,796      $ 41,716      $ 39,416

Expenses:
  Interest. . . . . . . . . . . .         1,110         4,566         9,180        11,558         9,778
  Depreciation and amortization .         --            3,211         7,215         6,942         5,484
  Property operating. . . . . . .         1,860         7,126        12,314        13,601        13,449
  General and administrative. . .         3,429         4,103         5,971         4,496         4,614
  Provision for asset impairment.         --            2,658         --            --            --
  Recovery of losses on loans,
    notes and interest receivable           (80)         (970)        --            --            --
                                       --------      --------      --------      --------      --------
        Total expenses. . . . . .         6,319        20,694        34,680        36,597        33,325
                                       --------      --------      --------      --------      --------
Income (loss) before minority
  interest, net gains and
  extraordinary item (3). . . . .        (2,019)          (41)        3,116         5,119         6,091
Minority interest . . . . . . . .           (76)         (358)         (491)         (538)         (572)
Net gains and extraordinary item.         3,903        25,771           (42)        3,906          (141)
                                       --------      --------      --------      --------      --------
Net income. . . . . . . . . . . .         1,808        25,372         2,583         8,487         5,378

Less Income Available to
  Preferred Shares. . . . . . . .         --             (181)         (585)        --            --
                                       --------      --------      --------      --------      --------

Net Income Available to
  Common Shares (4) . . . . . . .      $  1,808      $ 25,191      $  1,998      $  8,487      $  5,378
                                       ========      ========      ========      ========      ========
Basic Earnings Allocated to
 Common Shares per weighted-average
 Common Share:
  Income before net gains and
   extraordinary item . . . . . .      $  --         $   --        $   0.14      $   0.34      $   0.41
                                       ========      ========      ========      ========      ========
  Net income. . . . . . . . . . .      $   0.12      $   1.68      $   0.14      $   0.63      $   0.40
                                       ========      ========      ========      ========      ========




                                                      For the years ended December 31,
                                   --------------------------------------------------------------------
                                       2002 (2)      2001 (2)        2000          1999          1998
                                       --------      --------      --------      --------      --------
                                                (amounts in thousands, except per share data)
Diluted Earnings Available to
 Common Shares per weighted-average
 Common Share:
  Income before net gains and
   extraordinary item . . . . . .      $  --         $   --        $   0.14      $   0.34      $   0.40
                                       ========      ========      ========      ========      ========
  Net income. . . . . . . . . . .      $   0.12      $   1.68      $   0.14      $   0.63      $   0.39
                                       ========      ========      ========      ========      ========

Balance Sheet Data:

Investment in real estate, net. .      $  --         $ 28,423      $184,175      $183,844      $209,409
Total assets. . . . . . . . . . .         7,574        41,393       196,057       206,647       222,590
Loans and bonds payable . . . . .         --           25,455       119,652       132,681       151,648
Net assets in liquidation/
  shareholders' equity. . . . . .         6,345        12,359        67,350        65,295        62,434

Number of property interests owned        --                3            27            27            32
Weighted average
  number of shares. . . . . . . .        15,497        15,497        14,183        13,469        13,308
Cash distributions per share of
  beneficial interest . . . . . .      $   0.50      $   4.98      $   0.48      $   0.48      $   0.46

------------

(1)  You should read the above selected financial data in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(2)  As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ended March 31, 2001.  Therefore, operations for the year ended December 31, 2002 and 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the years ended December 31, 2000, 1999 and 1998 are reported on a going concern basis on the Consolidated Statement of
Operations.  The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income.  We do, however, deduct leasing commissions in the computation of Operating Income.  As a result of these differences, the results for the year ended December 31, 2002 and 2001 are not comparable to the results for the years ended December 31, 2000, 1999 and 1998.

(3)  Net gains include gain on disposition of investment in real estate, loss on disposition of investment in real estate venture and gain on disposition of partnership interest.

(4)  For the years ended December 31, 2002 and 2001 amount represents changes in Net Assets in Liquidation before distributions to shareholders and shares cancelled.


QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly changes in net assets in liquidation for the year ended
December 31, 2002.

                                                                        2002
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                                (Amounts in thousands)

Net Assets in Liquidation at
  Beginning of the Quarter                    $ 12,359         $ 12,137         $  3,981         $  3,362

Net Gains on Disposition of Investment
  in Real Estate Held for Sale                   --                 178            --               3,725

Interest Income on Employees' Notes              --                  16                2            --

Interest Income on Cash and Cash Equivalents       118               83               32               33

Operating Loss                                    (310)            (719)            (653)            (701)

Recovery of Losses on Loans, Notes and
  Interest Receivable                               46               34            --               --

Minority Interest in Consolidated Partnerships     (76)           --               --               --

Shares Cancelled                                 --               --               --                 (74)

Distributions Paid and Payable to Shareholders   --              (7,748)           --               --
                                              --------         --------         --------         --------

Net Assets in Liquidation at
  End of the Quarter                          $ 12,137         $  3,981         $  3,362         $  6,345
                                              ========         ========         ========         ========







     The following is a summary of the quarterly results of operations for the year ended December 31, 2001.

                                                                        2001
                                                              For the three months ended:
                                        -----------------------------------------------------------------
                                             March 31         June 30       September 30     December 31
                                           -----------     ------------     ------------     ------------
                                                                (Amounts in thousands)

Net Assets in Liquidation at
  Beginning of the Quarter                    $ 64,214         $ 65,365         $ 18,103         $ 14,334

Net Gains on Disposition of Investment
  in Real Estate Held for Sale (Net of
  Minority Interest of $6,445)                   --              25,771            --               --

Interest Income on Employees' Notes                 18              107            --                  10

Interest Income on Cash and Cash Equivalents        49              418              157              135

Forfeited Earnest Money                          --               --               --               1,000

Operating Income (Loss)                          2,509              960             (328)            (177)

Provision for Asset Impairment                   --               --               --              (2,658)

Recovery of Losses on Loans, Notes and
  Interest Receivable                              870            --               --                 100

Depreciation                                    (1,616)            (981)            (308)            (306)

Minority Interest in Consolidated Partnerships    (153)             101             (227)             (79)

Issuance of Shares                                  54                1               36            --

Distributions Paid and Payable to Shareholders    (580)         (73,639)          (3,099)           --
                                              --------         --------         --------         --------

Net Assets in Liquidation at
  End of the Quarter                          $ 65,365         $ 18,103         $ 14,334         $ 12,359
                                              ========         ========         ========         ========






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On January 3, 2003, we completed our termination and dissolution by transferring all of our assets and liabilities into the newly-formed BSRT Liquidating Trust (the "Liquidating Trust"). After the close of trading on January 2, 2003, our shareholders automatically received an uncertificated interest in the BSRT Liquidating Trust, equal to their prior interest in Banyan Strategic Realty Trust. The Liquidating Trust interests will not be listed on any stock exchange and will not be exchangeable or transferable, except by operation of law. The transfer into the Liquidating Trust constitutes a distribution, in kind, to our shareholders, the effect of which must be reported by our shareholders on their individual income tax returns for the year 2003 (filed in Spring of 2004).

     Prior to our termination and dissolution, we were a self-administered infinite life real estate investment trust ("REIT"), organized as a Massachusetts business trust. On January 5, 2001, we adopted a Plan of Termination and Liquidation (the "Plan"). The Plan called for the liquidation of all of our assets as soon as practical but provided that a liquidating trust could be established if, in the judgment of our Board of Trustees, all liabilities could not be discharged or adequately provided for within a two-year period.

     On May 17, 2001, we sold 24 of our 27 properties to affiliates of Denholtz Management Corporation ("Denholtz") for a total sales price of $185.3 million. On March 14, 2002, we acquired the interests of our partner, M&J Wilkow, Ltd., in the Northlake Tower Shopping Center property
for a gross purchase price of $1.3 million.   On April 1, 2002, we sold our
University Square Business Center for a total sales price of $8.5 million. On May 1, 2002, we sold our 6901 Riverport Drive in Louisville, Kentucky for a total sales price of approximately $5.7 million to Riverport LLC and Riverport Group, LLC. On October 15, 2002, we sold our Northlake Tower Shopping Center in Atlanta, Georgia for a total sales price of approximately $20.4 million to Northlake Festival, LLC. We did not acquire or sell any properties during the year ended December 31, 2000.

RESULTS OF OPERATIONS

     As a result of the adoption of the Plan, we began reporting on the liquidation basis of accounting effective for the quarter ended March 31, 2001. Therefore, operations for the years ended December 31, 2002 and 2001 are reported on the Consolidated Statement of Changes in Net Assets in Liquidation while the operations for the year ended December 31, 2000 are reported on a going concern basis on the Consolidated Statement of Operations. The Statement of Changes in Net Assets in Liquidation differs from the Statement of Operations in that we no longer amortize deferred financing fees and leasing commissions and we no longer record straight line rental income. We do, however, deduct leasing commissions in the computation of Operating Income. As a result of these differences, the results for the years ended December 31, 2002 and 2001 are not comparable to the results for the year ended December 31, 2000.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEARS ENDED DECEMBER 31, 2001 AND 2000

     For the year ended December 31, 2002, our Net Assets in Liquidation decreased by approximately $6.1 million from approximately $12.4 million at December 31, 2001 to approximately $6.3 million at December 31, 2002. This decrease is primarily the result of distributions paid to shareholders of approximately $7.7 million, operating loss of approximately $2.4 million and minority interest of approximately $0.1 million decreased by approximately $0.3 million of interest income on cash and cash equivalents and approximately $3.9 million of net gains on disposition of investment in real estate held for sale. The operating loss consists of property operating income after interest expense of approximately $1.0 million reduced by approximately $0.9 million of litigation expenses, approximately $1.7 million of general and administrative costs, and approximately $0.8 million of severance and termination costs.

     For the year ended December 31, 2001, our Net Assets in Liquidation decreased by approximately $51.8 million from approximately $64.2 million at December 31, 2000 to approximately $12.4 million at December 31, 2001. This decrease was primarily due to total distributions paid to shareholders of approximately $77.3 million. Offsetting this decrease were gains on disposition of investment in real estate (net of minority interest of approximately $6.4 million) of $25.8 million, operating income in the amount of approximately $3.0 million, receipt of forfeited earnest money of $1.0 million, recovery of losses on loans, notes and interest receivable of approximately $1.0 million and interest income on cash and cash equivalents of approximately $0.8 million, reduced by depreciation expense of approximately $3.2 million and valuation allowance of approximately $2.7 million. We recorded a provision for asset impairment in order to write down the net carrying value of our Riverport property to reflect the sale price agreed to in the sale agreement that we executed on February 20, 2002. The recovery of losses on loans, notes and interest receivable of approximately $1.0 million represents cash received in respect of our interest in a liquidating trust established for the benefit of the unsecured creditors of VMS Realty Partners and its affiliates. Our interest in this liquidating trust had previously been accorded no value in our financial statements.

     For the year ended December 31, 2000, we reported Net Income Available to Common Shares of approximately $2.0 million. Because of the differences between the liquidation basis of accounting and the going concern basis of accounting described above, this amount is not comparable to the changes in net assets in liquidation as reported for the year ended December 31, 2001.

     SEVERANCE AND TERMINATION COSTS

     In September 2000, we adopted an employee severance and retention program. We have since terminated all of our employees. The total expenses for the year ended December 31, 2000 include a charge of approximately $1.9 million for this program. These costs include a charge of approximately $0.3 million for base compensation payable to Mr. Leonard
G. Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement. Subsequent to September 30, 2000, we entered into employment agreements with Messrs. Schafran, Higgins and Teglia, and into separation agreements with Messrs. Hansen and Schmidt. Pursuant to these separation agreements and Mr. Teglia's new employment agreement, we paid a total of approximately $0.8 million in severance and termination costs in the fourth quarter of 2000. These costs are included in the $1.9 million severance and termination costs discussed above. Additional amounts of approximately $0.8 million and $0.6 million were accrued under the program for the years ended December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, our total assets were approximately $7.6 million, a decrease of approximately $33.8 million from total assets at December 31, 2001 of approximately $41.4 million. Our liabilities totaled approximately $1.2 million at December 31, 2002, a decrease of approximately $27.8 million from approximately $29.0 million at December 31, 2001. At December 31, 2002, our net assets in liquidation were approximately $6.3 million (transferred to Liquidating Trust on January 3, 2003) compared to net assets in liquidation of approximately $12.4 million at December 31, 2001, a decrease of approximately $6.1 million. The significant decreases in total assets and total liabilities are primarily due to the sale of our remaining three properties in 2002, distributions paid to shareholders in the amount of approximately $7.7 million and distributions to minority interest of approximately $0.1 million. See "Results of Operations", above, for the discussion regarding the decrease of net assets in liquidation and the differences between the liquidation basis of accounting and the going concern basis of accounting.

     Cash and cash equivalents consist of cash and short-term investments. Our cash and cash equivalents balance was approximately $7.5 million at December 31, 2002 and 2001.

     Having made four liquidating distributions totaling $5.45 per share, we have established unrestricted cash reserves of approximately $7.5 million. We currently believe that these reserves will be sufficient to cover the net costs of operating the Trust and the Liquidating Trust discussed above through final liquidation, liquidation costs and contingent liabilities related to pending litigation.


RISK FACTORS

FACTORS PERTAINING TO PLAN OF TERMINATION AND LIQUIDATION

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in any hedge transaction or in the ownership of any derivative financial instruments. As of December 31, 2002, we do not have any debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BANYAN STRATEGIC REALTY TRUST
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                       PAGE
                                                       ----

Report of Independent Auditors                          15

Consolidated Statements of Net Assets in Liquidation
  (Liquidation Basis), December 31, 2002 and 2001       16

Consolidated Statement of Changes in Net Assets
  in Liquidation (Liquidation Basis) for the year
  ended December 31, 2002                               17

Consolidated Statement of Changes in Net Assets
  in Liquidation (Liquidation Basis) for the year
  ended December 31, 2001                               18

Consolidated Statement of Income For the Year Ended
  December 31, 2000                                     19

Consolidated Statement of Shareholders' Equity
  For the Year Ended December 31, 2000                  20

Consolidated Statement of Cash Flows For the
  Year Ended December 31, 2000                          21

Notes to Consolidated Financial Statements              22




SCHEDULES NOT FILED:

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT AUDITORS



THE SHAREHOLDERS
BANYAN STRATEGIC REALTY TRUST


     We have audited the consolidated statements of net assets in liquidation as of December 31, 2002 and 2001, and the related consolidated statements of changes in net assets in liquidation of Banyan Strategic Realty Trust for the years then ended. We have also audited the accompanying consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Banyan Strategic Realty Trust at December 31, 2002 and 2001 and the consolidated changes in net assets in liquidation for the years then ended and the consolidated results of operations, shareholders' equity and the cash flows for the year ended December 31, 2000 in conformity, with accounting principles generally accepted in the United States.




                                    ERNST & YOUNG LLP






Chicago, Illinois
January 17, 2003

                     BANYAN STRATEGIC REALTY TRUST

         CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                          (LIQUIDATION BASIS)

                      DECEMBER 31, 2002 AND 2001
                        (Dollars in thousands)



ASSETS
------
                                              2002          2001
                                           ----------    ----------
Investment in Real Estate Held for Sale:
  Land. . . . . . . . . . . . . . . . .    $    --       $    3,137
  Building. . . . . . . . . . . . . . .         --           28,066
  Building Improvements . . . . . . . .         --            2,984
                                           ----------    ----------
                                                --           34,187
  Less:  Accumulated Depreciation . . .         --           (5,764)
                                           ----------    ----------
                                                --           28,423
                                           ----------    ----------
Cash and Cash Equivalents . . . . . . .         7,460         7,493
Restricted Cash - Capital Improvements.         --              212
Restricted Cash - Other . . . . . . . .         --            2,095
Interest and Accounts Receivable. . . .         --              212
Employees' Notes, Net of Allowance for
  Uncollectible Accounts of $7 at
  December 31, 2002 . . . . . . . . . .            66           412
Notes Receivable. . . . . . . . . . . .         --            2,264
Other Assets. . . . . . . . . . . . . .            48           282
                                           ----------    ----------
Total Assets. . . . . . . . . . . . . .    $    7,574    $   41,393
                                           ==========    ==========


LIABILITIES
-----------

Mortgage Loans Payable. . . . . . . . .    $    --       $   21,555
Bonds Payable . . . . . . . . . . . . .         --            3,900
Accrued Severance and Termination Costs         1,053         2,018
Accounts Payable and Accrued Expenses .           176         1,218
Accrued Real Estate Taxes . . . . . . .         --               23
Accrued Interest Payable. . . . . . . .         --              148
Unearned Revenue. . . . . . . . . . . .         --               85
Security Deposits . . . . . . . . . . .         --               87
                                           ----------    ----------
Total Liabilities . . . . . . . . . . .         1,229        29,034
                                           ----------    ----------

Net Assets in Liquidation . . . . . . .    $    6,345    $   12,359
                                           ==========    ==========












              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                          (LIQUIDATION BASIS)

                 FOR THE YEAR ENDED DECEMBER 31, 2002
                        (Dollars in thousands)





Net Assets in Liquidation at December 31, 2001. . . .      $ 12,359

Net Gains on Disposition of Investment in
  Real Estate Held for Sale . . . . . . . . . . . . .         3,903

Interest Income on Employees' Notes . . . . . . . . .            18

Interest Income on Cash and Cash Equivalents. . . . .           266

Operating Loss. . . . . . . . . . . . . . . . . . . .        (2,383)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . .            80

Minority Interest in Consolidated Partnerships. . . .           (76)

Shares Cancelled. . . . . . . . . . . . . . . . . . .           (74)

Distributions to Shareholders . . . . . . . . . . . .        (7,748)
                                                           --------

Net Assets in Liquidation at December 31, 2002. . . .      $  6,345
                                                           ========
































              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                          (LIQUIDATION BASIS)

                 FOR THE YEAR ENDED DECEMBER 31, 2001
                        (Dollars in thousands)





Shareholders' Equity at January 1, 2001
  (Going concern basis) . . . . . . . . . . . . . . .      $ 67,350

Adjustments to Liquidation Basis:
  Liquidation and Termination costs . . . . . . . . .          (810)
  Elimination of Intangible Assets and
    Deferred Charges. . . . . . . . . . . . . . . . .        (5,470)
  Reclassification of Employees' Notes. . . . . . . .         3,144
                                                           --------

Net Assets in Liquidation at January 1, 2001. . . . .        64,214

Net Gains on Disposition of Investment in
  Real Estate Held for Sale (Net of Minority
  Interests of $6,445). . . . . . . . . . . . . . . .        25,771

Interest Income on Employees' Notes . . . . . . . . .           135

Interests Income on Cash and Cash Equivalents . . . .           759

Forfeited Earnest Money . . . . . . . . . . . . . . .         1,000

Operating Income. . . . . . . . . . . . . . . . . . .         2,964

Provision for Asset Impairment. . . . . . . . . . . .        (2,658)

Recovery of Losses on Loans, Notes and
  Interest Receivable . . . . . . . . . . . . . . . .           970

Depreciation. . . . . . . . . . . . . . . . . . . . .        (3,211)

Minority Interest in Consolidated Partnerships. . . .          (358)

Issuance of Shares. . . . . . . . . . . . . . . . . .            91

Distributions Paid to Shareholders. . . . . . . . . .       (77,318)
                                                           --------

Net Assets in Liquidation at December 31, 2001. . . .      $ 12,359
                                                           ========















              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                   CONSOLIDATED STATEMENT OF INCOME

                 FOR THE YEAR ENDED DECEMBER 31, 2000
             (Dollars in thousands, except per share data)




REVENUE
  Rental Income . . . . . . . . . . . . . . . . . . . .    $ 32,744
  Operating Cost Reimbursement. . . . . . . . . . . . .       3,961
  Miscellaneous Tenant Income . . . . . . . . . . . . .         437
  Income on Investments and Other Income. . . . . . . .         654
                                                           --------
Total Revenue . . . . . . . . . . . . . . . . . . . . .      37,796
                                                           --------

EXPENSES
  Property Operating. . . . . . . . . . . . . . . . . .       4,587
  Repairs and Maintenance . . . . . . . . . . . . . . .       3,979
  Real Estate Taxes . . . . . . . . . . . . . . . . . .       2,823
  Interest. . . . . . . . . . . . . . . . . . . . . . .       9,180
  Ground Lease. . . . . . . . . . . . . . . . . . . . .         925
  Depreciation and Amortization . . . . . . . . . . . .       6,923
  General and Administrative. . . . . . . . . . . . . .       4,098
  Amortization of Deferred Financing Costs. . . . . . .         292
  Severance and Termination Costs . . . . . . . . . . .       1,873
                                                           --------
Total Expenses. . . . . . . . . . . . . . . . . . . . .      34,680
                                                           --------

Income Before Minority Interest and
  Extraordinary Item. . . . . . . . . . . . . . . . . .       3,116

Minority Interest in Consolidated Partnerships. . . . .        (491)
                                                           --------

Income Before Extraordinary Item  . . . . . . . . . . .       2,625

Extraordinary Item. . . . . . . . . . . . . . . . . . .         (42)
                                                           --------

Net Income. . . . . . . . . . . . . . . . . . . . . . .       2,583

Less Income Allocated to Preferred Shares . . . . . . .        (585)
                                                           --------

Net Income Available to Common Shares . . . . . . . . .    $  1,998
                                                           ========

Basic and Diluted Earnings Available to Common Shares
 per weighted-average Common Share:
  Income before Extraordinary Item. . . . . . . . . . .    $   0.14
                                                           ========
  Net Income. . . . . . . . . . . . . . . . . . . . . .    $   0.14
                                                           ========









              The accompanying notes are an integral part
               of the consolidated financial statements.

                                          BANYAN STRATEGIC REALTY TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                             (Dollars in thousands)



                           Series A Non-Voting
                               Convertible          Shares of
                             Preferred Shares  Beneficial Interest   Accumu-
                           ----------------------------------------   lated    Employees' Treasury
                             Shares    Amount   Shares     Amount    Deficit     Notes    Shares     Total
                            --------  ------------------   --------  --------  ---------  --------  --------

Shareholders' Equity,
 January 1, 2000. . . . .      --        --   15,073,917   $120,707  $(48,046)     --      $(7,366) $ 65,295

Issuance of Shares,
 net of issuance costs. .     61,572     6,157   731,372      3,852     --         --        --       10,009
Employees' Notes,
 net of repayments. . . .      --        --        --         --        --        (3,144)    --       (3,144)
Net Income. . . . . . . .      --        --        --         --        2,583      --        --        2,583
Common Distributions Paid      --        --        --         --       (6,808)     --        --       (6,808)
Preferred Distributions
 Paid . . . . . . . . . .      --        --        --         --         (585)     --        --         (585)
                            --------  ------------------   --------  --------   --------  --------  --------
Shareholders' Equity,
 December 31, 2000. . . .     61,572  $  6,15715,805,289   $124,559  $(52,856)  $ (3,144) $ (7,366) $ 67,350
                            ========  ==================   ========  ========   ========  ========  ========














              The accompanying notes are an integral part of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 2000
                        (Dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . .    $  2,583
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Extraordinary Item, Net of Minority Interest. . . . .          42
  Depreciation and Amortization . . . . . . . . . . . .       7,215
  Minority Interest in Consolidated Partnerships. . . .         491
  Net Change In:
    Restricted Cash - Other . . . . . . . . . . . . . .          (7)
    Interest and Accounts Receivable. . . . . . . . . .        (158)
    Other Assets. . . . . . . . . . . . . . . . . . . .      (1,096)
    Accounts Payable and Accrued Expenses . . . . . . .         380
    Accrued Interest Payable. . . . . . . . . . . . . .          61
    Accrued Real Estate Taxes Payable . . . . . . . . .         (10)
    Unearned Revenue. . . . . . . . . . . . . . . . . .        (344)
    Security Deposits . . . . . . . . . . . . . . . . .         236
                                                           --------
Net Cash Provided By Operating Activities . . . . . . .       9,393
                                                           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Investment in Real Estate. . . . . . . .      (6,422)
  Restricted Cash - Capital Improvements. . . . . . . .         297
                                                           --------
Net Cash Used In Investing Activities . . . . . . . . .      (6,125)
                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable . . . . . . . . . . . . .      10,500
  Distributions To Minority Partners. . . . . . . . . .        (430)
  Deferred Financing Costs. . . . . . . . . . . . . . .        (159)
  Payment of Preferred Shares Issuance Costs. . . . . .         (30)
  Repayment of Employees' Notes . . . . . . . . . . . .          94
  Principal Payments on Mortgage Loans, Bonds Payable
    and Unsecured Loan Payable. . . . . . . . . . . . .     (17,372)
  Distributions Paid to Shareholders. . . . . . . . . .      (6,808)
  Payment of Preferred Distributions. . . . . . . . . .        (585)
  Prepayment Penalties on Early Extinguishment of Debt.          (6)
  Shares Issued, Net of Issuance Costs. . . . . . . . .         824
                                                           --------
Net Cash Used In Financing Activities . . . . . . . . .     (13,972)
                                                           --------
Net Decrease In Cash and Cash Equivalents . . . . . . .     (10,704)
Cash and Cash Equivalents at Beginning of Year. . . . .      13,097
                                                           --------

Cash and Cash Equivalents at End of Year. . . . . . . .    $  2,393
                                                           ========

Supplemental Information:
  Interest Paid During the Year . . . . . . . . . . . .    $  9,119
                                                           ========
Non-Cash Financing Activities:
  Preferred Share Debt Conversion . . . . . . . . . . .    $  6,157
                                                           ========
  Employees' Notes. . . . . . . . . . . . . . . . . . .    $  3,238
                                                           ========

              The accompanying notes are an integral part
               of the consolidated financial statements.

                     BANYAN STRATEGIC REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   LIQUIDATION OF THE TRUST

     On January 3, 2003, the termination and dissolution of Banyan Strategic Realty Trust ("the Trust") was completed by transferring all of the Trust's assets and liabilities into the newly-formed BSRT Liquidating Trust (the "Liquidating Trust"). After the close of trading on January 2, 2003, the Trust's shareholders automatically received an uncertificated interest in the BSRT Liquidating Trust, equal to their prior interest in Banyan Strategic Realty Trust. The Liquidating Trust interests will not be listed on any stock exchange and will not be exchangeable or transferable, except by operation of law. The transfer into the Liquidating Trust constitutes a distribution, in kind, to the Trust's shareholders, the effect of which must be reported by the shareholders on their individual income tax returns for the year 2003 (filed in Spring of 2004).

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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


2.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Banyan Strategic Realty Trust (the "Trust") was organized in 1986 as a business trust under the laws of the Commonwealth of Massachusetts. The business of the Trust was the ownership and operation of real estate properties.


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

     The valuation of assets and liabilities requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan of Termination and Liquidation. The actual value of the liquidating distributions will depend upon a variety of factors including, among others, the resolution of the existing litigation and the payment of all of the Trust's liabilities.

     The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries and its controlled
Partnerships.   All intercompany balances and transactions have been
eliminated in consolidation.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     INVESTMENT IN REAL ESTATE

     Depreciation of buildings was computed in 2001 and 2000 using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements was computed using the straight-line method over the shorter of the lease term or useful life.

For the years ended December 31, 2001 and 2000, depreciation expense amounted to $3,211 and $6,091, respectively. Repairs and maintenance are charged to expense when incurred.

     The Trust recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

     The Trust classifies its real estate properties as held for sale when its Board of Trustees has authorized the sale and an active program to find a buyer has been initiated. The Trust did not own any properties as of December 31, 2002, and it classified all of its properties as held for sale as of December 31, 2001.

     DEFERRED FINANCING COSTS

     Deferred financing costs were amortized in 2000 over the term of the related loans.

     REVENUE RECOGNITION

     Minimum rentals were recognized on a straight-line basis in 2000 over the term of the related leases. Additional rents in the form of operating expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Trust believes the carrying amount of its financial instruments approximates fair value at December 31, 2002 and 2001, because (i) the fixed rates on mortgage loans payable are comparable to rates currently offered in the market, (ii) the rates on the line of credit and bonds payable are variable and the terms are comparable to those currently offered in the market and (iii) the maturities of the Trust's cash equivalents are relatively short.

     INCOME TAXES

     For the years ended December 31, 2002, 2001 and 2000, the Trust elected or will elect to be treated as a real estate investment trust ("REIT") under Internal Revenue Code Sections 856-860. In order to qualify, the Trust is required to distribute at least 90% (prior to January 1, 2001, 95%) of its "REIT" taxable income to shareholders, meet asset and income tests and comply with certain other requirements.

     As of December 31, 2002, the Trust has no Investment in Real Estate for income tax purposes.

     As of December 31, 2002, the Trust has a net operating loss carry-forward of $16,029 which will expire in 2006 ($7,787), 2008 ($789), and
2012 ($7,453).

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     CASH EQUIVALENTS

     The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     RESTRICTED CASH

     Restricted cash at December 31, 2001 represented amounts held in escrow for post closing adjustments related to the Denholtz sale, future redemption of a portion of the Bonds Payable and amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, utility deposits and security deposits. During 2002, the Trust sold its remaining properties and finalized the post closing adjustments related to the Denholtz sale. The amounts held in escrows were released.


4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            2000
                                                         ----------
Numerator:
  Income Available to Common Shares Before
    Extraordinary Item. . . . . . . . . . . . . . . .    $    2,040
  Extraordinary Item. . . . . . . . . . . . . . . . .           (42)
                                                         ----------
        Net Income Available to Common Shares . . . .    $    1,998
                                                         ==========

Denominator:
  Denominator for basic earnings per weighted-
    average shares. . . . . . . . . . . . . . . . . .    14,182,800

  Effect of dilutive securities:
    Employee stock options. . . . . . . . . . . . . .         4,717
    Convertible debt. . . . . . . . . . . . . . . . .         --
                                                         ----------
  Dilutive potential common shares. . . . . . . . . .         4,717

        Denominator for diluted earnings per
          share-adjusted weighted-average shares
          and assumed conversions . . . . . . . . . .    14,187,517
                                                         ==========

Basic and Diluted Earnings Available to Common Shares
  Per weighted-average Common Share:
  Income before Extraordinary Item. . . . . . . . . .    $     0.14
  Extraordinary Item. . . . . . . . . . . . . . . . .         --
                                                         ----------
        Net Income. . . . . . . . . . . . . . . . . .    $     0.14
                                                         ==========


     For purposes of the computation of diluted earnings per share, options to purchase common shares at $6.375 per share that were outstanding during 2000 were not included in the 2000 computation because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The effect of conversion of $7,400 of convertible debt was not included in the calculations since the effect was antidilutive.

     For additional information relating to convertible debt and employee stock options, see notes 5 and 10.


5.   LONG-TERM DEBT

     The Trust's long-term debt consists of the following at December 31, 2002 and 2001:
                              2002                     2001
                      ---------------------   ----------------------
                                   Weighted                 Weighted
                                   Average                  Average
                                   Interest                 Interest
                       Balance       Rate        Balance      Rate
                      ---------    --------     ---------   --------

Mortgage loans. .      $  --           --        $ 21,555      7.91%
Bonds . . . . . .         --           --           3,900      3.46%
                       --------      -----       --------     -----
Total collatera-
 lized debt . . .      $  --           --        $ 25,455      7.24%
                       ========      =====       ========     =====

     Mortgage loans of $21,555 had fixed interest rates that ranged from 7.64% to 8.89% at December 31, 2001. Bonds payable consist of variable rate tax exempt revenue bonds which bear interest equal to 3.46% at December 31, 2001. Substantially all of the mortgage loans and bonds contain prepayment penalties. During 2000, the Trust recognized extraordinary losses of $42 related to prepayments on refinanced debt and the writeoff of unamortized financing costs. Substantially all of the Trust's real estate was pledged as collateral for the mortgage loans and bonds.

     During 1998, the Trust borrowed $7.4 million pursuant to its $20 million 1997 Convertible Term Loan Agreement for an unsecured convertible term loan (the "Unsecured Loan"). On January 20, 2000, the Trust repaid $1,243 of the Unsecured Loan and the remaining balance of $6,157 was converted into 61,572 Series A convertible preferred shares and on April 27, 2001, these preferred shares were further converted into 1,195,574 common shares at a conversion price of $5.15 per share. The Series A convertible preferred shares paid quarterly preferred dividends at rate of 10% per annum. Prior to conversion, the Unsecured Loan bore interest at an annual interest rate of 12% payable quarterly and the Trust was required to pay an annual fee equal to 2% of the amount outstanding on October 14, of each year.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.   BUSINESS SEGMENTS

     The Trust had no properties as of December 31, 2002. As of December 31, 2001, the Trust's only operating segment was the disposal of its remaining properties. During 2000, the Trust owned and operated real estate properties located principally in the Midwest and Southeast United States. The Trust had three operating segments corresponding to the three property types comprising its real estate assets: flex/industrial, office and retail. As of December 31, 2000, the flex/industrial segment was comprised of twelve complexes with long-term leases to approximately 180 tenants; the office segment was comprised of fourteen office sites with long-term leases to approximately 270 tenants; and the retail segment was comprised of one retail center with long-term leases to approximately 50 tenants. During 2000, the Trust's long-term tenants were in a variety of businesses and no individual tenant was significant to the Trust's business when considered as a whole.

     Information by business segments is set forth below:

                                                             2000
                                                           --------
  Revenue
    Flex/Industrial . . . . . . . . . . . . . . . . .      $ 11,205
    Office. . . . . . . . . . . . . . . . . . . . . .        21,313
    Retail. . . . . . . . . . . . . . . . . . . . . .         4,705
    Corporate/Other . . . . . . . . . . . . . . . . .           573
                                                           --------
                                                           $ 37,796
                                                           ========

  Income (loss) before extraordinary item
    Flex/Industrial . . . . . . . . . . . . . . . . .      $  2,857
    Office. . . . . . . . . . . . . . . . . . . . . .         4,686
    Retail. . . . . . . . . . . . . . . . . . . . . .           576
    Corporate/Other . . . . . . . . . . . . . . . . .        (5,494)
                                                           --------
                                                           $  2,625
                                                           ========

  Total Assets
    Flex/Industrial . . . . . . . . . . . . . . . . .      $ 69,176
    Office. . . . . . . . . . . . . . . . . . . . . .       107,151
    Retail. . . . . . . . . . . . . . . . . . . . . .        17,444
    Corporate/Other . . . . . . . . . . . . . . . . .         2,286
                                                           --------
                                                           $196,057
                                                           ========

  Depreciation and amortization
    Flex/Industrial . . . . . . . . . . . . . . . . .      $  2,366
    Office. . . . . . . . . . . . . . . . . . . . . .         3,984
    Retail. . . . . . . . . . . . . . . . . . . . . .           573
    Corporate/Other . . . . . . . . . . . . . . . . .         --
                                                           --------
                                                           $  6,923
                                                           ========

  Interest expense
    Flex/Industrial . . . . . . . . . . . . . . . . .      $  2,954
    Office. . . . . . . . . . . . . . . . . . . . . .         4,914
    Retail. . . . . . . . . . . . . . . . . . . . . .         1,312
    Corporate/Other . . . . . . . . . . . . . . . . .         --
                                                           --------
                                                           $  9,180
                                                           ========

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                             2000
                                                           --------

  Additions to Investment in Real Estate
    Flex/Industrial . . . . . . . . . . . . . . . . .      $  1,906
    Office. . . . . . . . . . . . . . . . . . . . . .         4,473
    Retail. . . . . . . . . . . . . . . . . . . . . .            43
    Corporate/Other . . . . . . . . . . . . . . . . .         --
                                                           --------
                                                           $  6,422
                                                           ========


7.   TRANSACTIONS WITH AFFILIATES

     During the first eight months of 2000, the Trust paid no salary to, but purchased legal services from an executive officer of the Trust. Fees for legal services totaled $246. The executive paid no rent, as such, to the Trust for the use of office space or equipment but granted the Trust a discount equal to approximately 20% compared to rates charged to third parties for all time billed to the Trust by the executive and his employees. The executive also reimbursed the Trust for the cost of two full time and certain part time employees. As of September 1, 2000, this executive signed an employment agreement whereby he became a full time employee of the Trust.


8.   DISTRIBUTIONS PAID AND PAYABLE

     To qualify as a REIT, the Trust must distribute at least 90% (prior to January 1, 2001, 95%) of its "REIT Taxable Income" to shareholders. A portion of the distributions paid during the subsequent year may be allocable to taxable income earned in the prior year.

     The Trust has determined the shareholders' treatment for federal income tax purposes to be as follows:
                                       2002        2001       2000
                                      -------    -------    -------

   Ordinary income. . . . . . . .     $  --      $  --      $ 5,652
   Long-term capital gain . . . .        --         --        --
   Return of capital. . . . . . .       7,748     77,318      1,741
                                      -------    -------    -------
                                      $ 7,748    $77,318    $ 7,393
                                      =======    =======    =======

9.   LEASES

     GROUND LEASE

     The Trust owned a leasehold interest in a shopping center in Atlanta, Georgia. The lease expires in 2067. The ground lease required annual lease payments of $600 through October 4, 2007 plus 7% of total annual gross rental income commencing when gross rental income exceeds $2,000 from the operations of the shopping center. The ground lease also required that the Trust pay property operating expenses, including real estate taxes.
The base rent is reset in 2007 based upon a market rent within a contractually defined range.

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  STOCK OPTIONS

     As of December 31, 2001, the Trust had a stock option plan under which options for 18,000 shares were outstanding and exercisable at a weighted average exercise price per share of $5.486. On January 30, 2002, the Trust's board of directors approved terminating the stock option plan. In connection with the termination, the outstanding options were surrendered for a total cash payment of $11 or $0.59 per share.

     In 1999, holders of stock options were given the opportunity to exercise all their vested options with the proceeds of a loan from the Trust. Each loan was non-recourse, collateralized by the shares acquired, and required interest at an annual rate of 6.5%. Of the approximately $3,200 borrowed, $66 remains outstanding at December 31, 2002.


11.  DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

     The Trust had established the Trust's Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The DRIP Plan allowed shareholders of the Trust to: (i) automatically reinvest the cash distributions on all, or part, of shares registered in their name; and (ii) make cash investments of not more than $120 per calendar year. Shares purchased under the DRIP Plan were issued directly by the Trust at either: (i) 97% of the average closing sales price of the shares as reported on the NASDAQ National Market on the last five business days preceding the relevant investment date in the case of reinvested cash distributions; or (ii) 100% of the aforementioned average closing price in the case of cash investments. For the years ended December 31, 2001 and 2000, the Trust issued 9,923 and 149,367 shares of beneficial interest under the DRIP Plan and received total proceeds of $55 and $797, respectively. The Trust did not permit the reinvestment of liquidating distributions.


12.  SEVERANCE AND TERMINATION COSTS

     In September 2000, the Trust adopted an employee severance and retention program. The Trust has since terminated all of its employees. The accompanying consolidated financial statements for the year ended December 31, 2000 include a charge of approximately $1,900 related to the severance and retention program. These severance and termination costs include a charge of approximately $300 related to base compensation payable to Mr. Leonard Levine from August 14, 2000 through December 31, 2001 under the terms of his employment agreement (see Note 13). An additional $801 and $613 was accrued under the program for the year ended December 31, 2002 and 2001, respectively.


13.  LITIGATION

     On August 14, 2000, the Trust exercised its rights under the Trust's employment agreement with Mr. Leonard G. Levine by suspending him and placing him on leave from his position as president. Simultaneously, the Trust initiated an arbitration proceeding as required under the employment agreement. On October 5, 2000, Mr. Levine filed an action in the Circuit Court of Cook County, Illinois asking the court to terminate the arbitration proceedings by reason of improper forum. On October 18, 2000, the Trust filed a lawsuit against Mr. Levine in the Circuit Court of Cook County, Illinois. The Trust's complaint alleged violations of Mr. Levine's duty of loyalty owed to the Trust.

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

The maximum potential liability in connection with Mr. Levine's contract (inclusive of incentives but exclusive of base salary) is estimated to be approximately $1.6 million. During the pendency of the litigation, the Trust continues to pay a base salary to Mr. Levine in accordance with the Trust's contractual obligations. The Trust is seeking recovery of these payments, among other recoveries, in the litigation.

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

                     BANYAN STRATEGIC REALTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On May 9, 2002, after obtaining leave, the Trust filed a Fourth Amended Complaint. This compliant amended Count I of the Third Amended Complaint to allege a breach of contract and added Count VII, which alleges an additional fiduciary breach by Mr. Levine related to an offer by a third party in the spring of 2000 to purchase a substantial portion of the Trust's assets. On June 14, 2002, Mr. Levine answered portions of and filed a motion to strike and dismiss portions of the Fourth Amended Complaint. Mr. Levine moved to dismiss Counts III and V, and to strike portions of Counts I, II, IV, VI, and VII. On August 20, 2002, Judge Siebel denied the motion.

     On December 10, 2002, the Court entered an order confirming that written fact discovery must be completed by January 31, 2003, but extending other discovery dates. Oral fact discovery must be concluded by March 31, 2003 and Mr. Levine's opinion witness disclosures must be made by March 1, 2003. The Court also set the case for a status conference on April 14, 2003.

      On December 18, 2002, after obtaining leave of Court, Mr. Levine filed an amended counterclaim. On January 8, 2003, we answered Counts I, II, and III of Mr. Levine's amended counterclaim, which concern alleged breaches of Mr. Levine's employment agreements with us. On January 7, 2003, we moved to dismiss Count IV of Mr. Levine's amended counterclaim. This count asks the Court to rewrite the 1999 Employment Agreement to include additional benefits, which Mr. Levine alleges were mistakenly omitted from the written agreement. Under the schedule set by the Court, Mr. Levine's opposition to the motion to dismiss is due February 4, 2003 and the Trust's reply in support is due February 18, 2003. The Court has set a hearing on the motion to dismiss for March 5, 2003 at 11:00 a.m. The Trust believes that it has meritorious defenses and intends to pursue the case vigorously.

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



                               PART III


ITEM 14.  CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Trust's management, including the Interim President through January 3, 2003, currently, Secondary Liquidating Trustee; Executive Vice President and Chief Financial Officer through January 3, 2003, currently, Consultant to the Liquidating Trust; and First Vice President and General Counsel through January 3, 2003, currently, Primary Liquidating Trustee, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based on that evaluation, the Trust's management, including the CEO and CFO, concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002. However, on January 3, 2003, the Trust transferred all of its assets and liabilities into a newly formed Liquidating Trust to complete its termination and dissolution.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     (1)         Financial Statements of the Company are set forth
                        in this report in Item 8.

    (b)     Reports on Form 8-K:

            .   dated October 1, 2002, filed October 2, 2002 including
                Item 7.

            .   dated October 3, 2002, filed October 4, 2002 including
                Item 7.

            .   dated October 10, 2002, filed October 11, 2002 including
                Item 7.

            .   dated and filed October 16, 2002 including Item 7.

            .   dated November 12, 2002, filed November 13, 2002 including
                Item 7.

            .   dated December 9, 2002, filed December 10, 2002 including
                Item 7.

    (c)     Exhibits (see Exhibit Index included elsewhere herein).

    (d)     None.

                              SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BANYAN STRATEGIC REALTY TRUST


By:  /s/ L.G. Schafran                         Date:  February 7, 2003
     L.G. Schafran, Interim President
     through 1/3/03
     Currently, Secondary Liquidating
     Trustee


     PURSUANT to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ L.G. Schafran                         Date:  February 7, 2003
     L.G. Schafran, Interim President
     and Trustee through 1/3/03
     Currently, Secondary Liquidating
     Trustee


By:  /s/ Joel L. Teglia                        Date:  February 7, 2003
     Joel L. Teglia, Executive Vice President
     and Chief Financial Officer
     through 1/3/03
     Currently, Consultant to the
     Liquidating Trust


By:  /s/ Robert G. Higgins                     Date:  February 7, 2003
     Robert G. Higgins,
     First Vice President and
     General Counsel through 1/3/03
     Currently, Primary Liquidating
     Trustee




                            CERTIFICATIONS
                            --------------

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002


I, L.G. Schafran, the Interim President of Banyan Strategic Realty Trust through January 3, 2003; currently, Secondary Liquidating Trustee, certify that:

1.   I have reviewed this annual report on Form 10-K of Banyan
     Strategic Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation and the changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:February 7, 2003             /s/  L.G. Schafran
                                  --------------------------------
                                  L.G. Schafran
                                  Interim President through 1/3/03
                                  Currently, Secondary Liquidating
                                  Trustee

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002


I, Joel L. Teglia, the Executive Vice President and Chief Financial Officer of Banyan Strategic Realty Trust through January 3, 2003; currently, Consultant to the Liquidating Trust, certify that:

1.   I have reviewed this annual report on Form 10-K of Banyan
     Strategic Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation and the changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:February 7, 2003             /s/  Joel L. Teglia
                                  --------------------------------------
                                  Joel L. Teglia
                                  Executive Vice President and
                                  Chief Financial Officer through 1/3/03
                                  Currently, Consultant to the
                                  Liquidating Trust




           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 302
                   OF THE SARBANES-OXLEY ACT OF 2002

I, Robert G. Higgins, the First Vice President and General Counsel of Banyan Strategic Realty Trust through January 3, 2003; currently, Primary Liquidating Trustee, certify that:

1.   I have reviewed this annual report on Form 10-K of Banyan
     Strategic Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the net assets in liquidation and the changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:February 7, 2003             /s/  Robert G. Higgins
                                  --------------------------------
                                  Robert G. Higgins
                                  First Vice President and
                                  General Counsel through 1/3/03
                                  Currently, Primary Liquidating
                                  Trustee

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

10.17    First Amendment to Purchase and Sale Agreement dated March 28,
         2001. (16)

10.18    Second Amendment to Purchase and Sale Agreement dated April 9,
         2001. (17)

10.19    Third Amendment to Purchase and Sale Agreement dated May 11,
         2001. (18)

21.      Subsidiaries of Banyan Strategic Realty Trust (*)

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

99.4 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

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